Form 10-Q
period 1997-03-31
EUROTECH LTD
filed 1997-08-22
CIK 1033030

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    -----------------------------------------

                                   FORM 10 - Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________________ to _____________________

Commission File Number 333-26673

                    -----------------------------------------

                                 EUROTECH, LTD.

        (Exact name of small business issuer as specified in its charter)

     District of Columbia                                     33-0662435
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

                              1200 Prospect Street
                                    Suite 425
                            LaJolla, California 92037
                    (address of principal executive offices)

                                 (619) 551-6844
                           (Issuer's telephone number)
           ----------------------------------------------------------

               (Former name, former address and former fiscal year
                          if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes |_|                          No |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,826,836 shares of Common Stock, $0.00025 par value, were outstanding as of August 21, 1997.

      Transitional Small Business Disclosure Format (check one):

              Yes |_|                          No |X|

================================================================================

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                                INDEX TO FORM 10Q

                                 MARCH 31, 1997

                                                                    Page Nos.
                                                                    ---------

PART I - FINANCIAL INFORMATION:

       ITEM I - FINANCIAL STATEMENTS


       BALANCE SHEETS                                                  F-1
                At December 31, 1996 and March 31, 1997

       STATEMENTS OF OPERATIONS                                        F-2
                For the Three Months Ended March 31, 1996
                For the Three Months Ended March 31, 1997
                For the Period from Inception (May 26, 1995) to
                  March 31, 1997

       STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY              F-3 - F-4
                For the Period from Inception (May 26, 1995) to
                  December 31, 1996
                For the Three Months Ended March 31, 1997

       STATEMENTS OF CASH FLOWS                                        F-5
                For the Three Months Ended March 31, 1996
                For the Three Months Ended March 31, 1997
                For the Period from Inception (May 26, 1995) to
                  March 31, 1997

       NOTES TO FINANCIAL STATEMENTS                               F-6 - F-10

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL     11-14
                  CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS
                                    (Note 2)
                                                          At            At
                                                      December 31,   March 31,
                                                         1996          1997
                                                      -----------   -----------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash                                                $   380,183   $    13,982
  Receivable from related parties                          89,918         5,918
  Prepaid expenses and other current assets                12,978        17,612
                                                      -----------   -----------

      TOTAL CURRENT ASSETS                                483,079        37,512

PROPERTY AND EQUIPMENT - net of accumulated
  depreciation                                             10,556        13,252

OTHER ASSETS:
  Organization and patent costs - net of accumulated
    amortization                                           25,402        24,961
  Deferred financing costs                                 20,304        14,766
  Deferred offering costs                                  75,000        75,000
  Other assets                                              3,151         3,151
                                                      -----------   -----------

      TOTAL ASSETS                                    $   617,492   $   168,642
                                                      ===========   ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Notes payable                                       $ 2,000,000   $ 2,000,000
  Accrued liabilities                                     292,316       526,696
  Notes payable - shareholder (Note 3)                         --       126,000
                                                      -----------   -----------

      TOTAL CURRENT LIABILITIES                         2,292,316     2,652,696
                                                      -----------   -----------

COMMITMENTS AND OTHER MATTERS (Notes 2 and 5)

STOCKHOLDERS' EQUITY (DEFICIENCY): (Note 5)
  Preferred stock - $0.01 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding              --            --
  Common stock - $0.00025 par value; 50,000,000
    shares authorized; 17,223,836 and 17,287,836
    shares issued and outstanding at December 31,
    1996 and March 31, 1997, respectively                   4,306         4,322
  Additional paid-in capital                            4,804,298     4,964,282
  Unearned financing costs                             (2,493,219)   (1,813,251)
  Deficit accumulated during the development stage     (3,990,209)   (5,639,407)
                                                      -----------   -----------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)          (1,674,824)   (2,484,054)
                                                      -----------   -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
        (DEFICIENCY)                                  $   617,492   $   168,642
                                                      ===========   ===========

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                 For the Three Months Ended     For the Period
                                          March 31,             from Inception
                                -----------------------------  (May 26, 1995) to
                                    1996             1997        March 31, 1997
                                ------------     ------------     -----------

REVENUES                        $         --     $         --     $        --
                                ------------     ------------     -----------

OPERATING EXPENSES:
  Research and development           195,500          258,732       1,641,575
  Consulting fees                    562,500          325,916       2,079,646
  Other general and
    administrative expenses           10,486          318,022         899,734
                                ------------     ------------     -----------

    TOTAL OPERATING EXPENSES         768,486          902,670       4,620,955
                                ------------     ------------     -----------

OPERATING LOSS                      (768,486)        (902,670)     (4,620,955)
                                ------------     ------------     -----------

OTHER EXPENSES:
  Interest expense                        --           61,022         104,444
  Amortization of deferred
    and unearned financing
    costs                                 --          685,506         914,008
                                ------------     ------------     -----------

    TOTAL OTHER EXPENSES                  --          746,528       1,018,452
                                ------------     ------------     -----------

NET LOSS                        $   (768,486)    $ (1,649,198)    $(5,639,407)
                                ============     ============     ===========

NET LOSS PER COMMON SHARE              $(.07)          $(.09)
                                       =====           =====

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES AND COMMON
  STOCK EQUIVALENTS
  OUTSTANDING                     11,010,000      17,983,000
                                ============     ===========

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1996
                    AND THE THREE MONTHS ENDED MARCH 31, 1997



                                                                         Common Stock             Additional
                                                       Date of       --------------------------    Paid-in        Due from
Period Ended December 31, 1995:                      Transaction       Shares           Amount     Capital      Stockholders
------------------------------                       -----------     ----------        --------   ----------    ------------
                                                                        (1)
Founder shares issued ($0.00025 per share)             05/26/95       4,380,800          $1,095   $   (1,095)    $    --
Issuance of stock for offering consulting fees
  ($0.0625 per share)                                  08/31/95         440,000             110       27,390          --
Issuance of stock ($0.0625 and $0.25
  per share)                                           Various        4,080,000           1,020      523,980      (3,000)
Issuance of stock for license ($0.0625 per
  share)                                               08/31/95         600,000             150       37,350          --
Issuance of stock options for offering legal
  and consulting fees                                                        --              --       75,000          --
Offering expenses                                                            --              --     (105,398)         --
Net loss                                                                     --              --           --          --
                                                                     ----------          ------   ----------     -------

Balance - December 31, 1995                                           9,500,800           2,375      557,227      (3,000)

Year Ended December 31, 1996:

Issuance of stock ($0.25 per share)                    Various        1,278,000             320      319,180          --
Exercise of stock options                              01/18/96         600,000             150           --          --
Issuance of stock for consulting fees
  ($0.34375 per share)                                 03/22/96         160,000              40       54,960          --
Issuance of stock for consulting fees
  ($0.0625 per share)                                  05/15/96       2,628,000             657      163,593          --
Issuance of stock for consulting fees
  ($0.590625 per share)                                06/19/96       1,500,000             375      885,563       3,000
Issuance of stock for consulting fees
  ($1.82 per share)                                    11/12/96          57,036              14      104,275          --
Issuance of stock pursuant to bridge financing
  ($1.81325 per share)                                  12/96         1,500,000             375    2,719,500          --
Amortization of unearned financing costs                                     --              --          --           --
Repayment by stockholders                                                    --              --          --        3,000
Net loss                                                                     --              --          --           --
                                                                     -----------         ------   ----------     -------

Balance - December 31, 1996                                          17,223,836          $4,306   $4,804,298     $    --
                                                                     ==========          ======   ==========     =======

                                                                                Deficit
                                                                              Accumulated
                                                        Unearned               During the
                                                        Financing             Development
Period Ended December 31, 1995:                           Costs                  Stage                 Total
------------------------------                          ---------             -----------           -----------

Founder shares issued ($0.00025 per share)              $        --           $       --            $        --
Issuance of stock for offering consulting fees
  ($0.0625 per share)                                            --                   --                 27,500
Issuance of stock ($0.0625 and $0.25
  per share)                                                     --                   --                522,000
Issuance of stock for license ($0.0625 per
  share)                                                         --                   --                 37,500
Issuance of stock options for offering legal
  and consulting fees                                            --                   --                 75,000
Offering expenses                                                --                   --               (105,398)
Net loss                                                         --             (513,226)              (513,226)
                                                        -----------           ----------            -----------

Balance - December 31, 1995                                      --             (513,226)                43,376

Year Ended December 31, 1996:

Issuance of stock ($0.25 per share)                              --                   --                319,500
Exercise of stock options                                        --                   --                    150
Issuance of stock for consulting fees
  ($0.34375 per share)                                           --                   --                 55,000
Issuance of stock for consulting fees
  ($0.0625 per share)                                            --                   --                164,250
Issuance of stock for consulting fees
  ($0.590625 per share)                                          --                   --                885,938
Issuance of stock for consulting fees
  ($1.82 per share)                                              --                   --                104,289
Issuance of stock pursuant to bridge financing
  ($1.81325 per share)                                   (2,719,875)                  --                 -
Amortization of unearned financing costs                    226,656                   --                226,656
Repayment by stockholders                                        --                   --                  3,000
Net loss                                                         --           (3,476,983)            (3,476,983)
                                                        -----------          -----------            -----------

Balance - December 31, 1996                             $(2,493,219)         $(3,990,209)           $(1,674,824)
                                                        ===========          ===========            ===========


(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1996
                    AND THE THREE MONTHS ENDED MARCH 31, 1997



                                                               Common Stock          Additional                    Unearned
                                               Date of     ---------------------      Paid-in       Due from       Financing
Period Ended March 31, 1997:                 Transaction     Shares      Amount       Capital     Stockholders       Costs
---------------------------                  -----------   ----------   --------     ----------   ------------    -----------
                                                               (1)
Balance - December 31, 1996                                17,223,836     $4,306     $4,804,298      $   --      $(2,493,219)

Issuance of stock for consulting fees
  ($2.50 per share)                             03/97          64,000         16        159,984          --               --
Amortization of unearned financing costs                           --         --             --          --          679,968
Net loss                                                           --         --             --          --               --
                                                           ----------     ------     ----------      ------      -----------

Balance - March 31, 1997                                   17,287,836     $4,322     $4,964,282      $   --      $(1,813,251)
                                                           ==========     ======     ==========      ======      ===========

                                                  Deficit
                                                Accumulated
                                                 During the
                                                Development
Period Ended March 31, 1997:                       Stage           Total
---------------------------                     -----------     --------

Balance - December 31, 1996                    $(3,990,209)   $(1,674,824)

Issuance of stock for consulting fees
  ($2.50 per share)                                     --        160,000
Amortization of unearned financing costs                --        679,968
Net loss                                        (1,649,198)    (1,649,198)
                                               -----------    -----------

Balance - March 31, 1997                       $(5,639,407)   $(2,484,054)
                                               ===========    ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   For the Three Months Ended      For the Period
                                                            March 31,              from Inception
                                                   ----------------------------  (May 26, 1995) to
                                                      1996             1997        March 31, 1997
                                                   ----------       -----------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                         $(768,486)    $(1,649,198)    $(5,639,407)
    Adjustments to reconcile net loss to
      net cash used in operating
      activities:
        Depreciation and amortization                      123           1,136           2,327
        Amortization of deferred and
          unearned financing costs                          --         685,506         914,008
        Accrued interest                                    --          61,022          96,317
        Stock issued for license                            --              --          37,500
        Consulting fees satisfied by
          stock issuances                              552,000         160,000       1,369,477
                                                     ---------     -----------     -----------
            Sub-total                                 (216,363)       (741,534)     (3,219,778)

        Cash provided by (used in) the
          change in assets and
          liabilities:
            Advances to related parties                     --          84,000          (5,918)
            (Increase) decrease in
              prepaid expenses                           1,000          (4,634)        (17,612)
            Increase in other assets                        --              --          (3,151)
            Increase in accrued
              liabilities                                4,980         173,358         430,379
                                                     ---------     -----------     -----------
           NET CASH USED IN OPERATING
             ACTIVITIES                               (210,383)       (488,810)     (2,816,080)
                                                     ---------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Organization and patent costs                           --              --         (26,196)
    Capital expenditures                                    --          (3,391)        (14,344)
                                                     ---------     -----------     -----------
           NET CASH USED IN INVESTING
             ACTIVITIES                                     --          (3,391)        (40,540)
                                                     ---------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock
      options                                              150              --             150
    Proceeds from issuance of common
      stock                                            158,000              --         841,500
    Offering costs                                          --              --         (77,898)
    Repayment by stockholders                               --              --           3,000
    Net proceeds from notes payable                         --         126,000       2,126,000
    Deferred financing costs                                --              --         (22,150)
                                                     ---------     -----------     -----------
         NET CASH PROVIDED BY FINANCING
           ACTIVITIES                                  158,150         126,000       2,870,602
                                                     ---------     -----------     -----------
INCREASE (DECREASE) IN CASH                            (52,233)       (366,201)         13,982

CASH - BEGINNING                                        54,001         380,183              --
                                                     ---------     -----------     -----------

CASH - ENDING                                        $   1,768     $    13,982     $    13,982
                                                     =========     ===========     ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                         $      --     $        --     $     8,127
                                                     =========     ===========     ===========
    Income taxes                                     $      --     $        --     $        --
                                                     =========     ===========     ===========

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE  1 - BASIS OF PRESENTATION

          The accompanying financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ( the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for year ended December 31, 1996, included in the Company's Form S-1 as filed with the Securities and Exchange Commission.

          The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE  2 - BUSINESS AND CONTINUED OPERATIONS

          Eurotech, Ltd. (the "Company") was incorporated under the laws of the District of Columbia on May 26, 1995. The Company is a technology transfer, holding and management company, formed to commercialize new, existing, but previously unrecognized and previously "classified" technologies, with a particular emphasis on those developed by prominent research institutes and individual researchers in the former Soviet Union, and to license Western technologies for business and other commercial applications in Central Europe, Eastern Europe, Ukraine and Russia. The Company acquires rights to selected technologies by purchase, assignments and licensing arrangements. The Company operates its business by licensing its technologies to end-users and through development and operating joint ventures and strategic alliances.

          The Company commenced operations in May 1995. The Company is in the development stage and its efforts have been principally devoted to the research and development activities and organizational efforts, including the identification, review and acquisition of the rights to various technologies, recruiting its scientific and management personnel and alliances and raising capital.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE  2 - BUSINESS AND CONTINUED OPERATIONS (Continued)

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has incurred losses from operations from inception. As of March 31, 1997, the Company has a stockholders' deficiency of $2,484,000, a working capital deficiency of $2,615,000 and has an accumulated deficit since inception of $5,639,000. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Since inception, the Company has financed its operations through sale of its securities, shareholder loans and a bridge financing totalling $2,000,000. To support its operations during 1997, the Company is exploring additional sources of working capital, which include a private offering of common stock, private borrowings and joint ventures.

          While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 1997. No assurance can be given that the Company can successfully obtain any working capital or complete any proposed offerings or, if obtained, that such funding will not cause substantial dilution to shareholders of the Company. Further, no assurance can be given as to the completion of research and development and the successful marketing of the technologies.

          These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 3 -  BORROWINGS UNDER NOTES PAYABLE

          During 1997, the Company has borrowed $126,000 from a shareholder of the Company. The loans are due on demand and provide for interest at the rate of 10% per annum.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE 4 - TECHNOLOGY TRANSFER AGREEMENT

         On January 28, 1997, the Company entered into a technology transfer consulting arrangement with American Autopark, Ltd. ("Arbat") to license its technology, designs, renderings, blueprints and plans for the construction and operation of vertical parking structures. The Company is to receive a fee equal to $1,250 per parking space in each garage erected by Arbat or any of its affiliates based upon the technology transferred to Arbat by the Company. Certain shareholders of the Company are shareholders of Arbat.

         The Company intends to recognize revenue under this agreement during the period under which each facility is constructed.

NOTE 5 - SUBSEQUENT EVENTS

         Memorandum of Intent

         The Chernobyl Nuclear Power Station (an industrial amalgamation of the State Committee of Ukraine on Atomic Energy) ("ChNPP"), Kurchatov, the Ukrainian State Construction Corporation ("Ukrstroj") and the Company have entered into a Memorandum of Intent (the "Chernobyl Memorandum of Intent") which sets forth the intention of ChNPP to enter into a "co-operation agreement" with the Company pursuant to which the Company will provide the financing for the development of an on-site demonstration of the EKOR foam, in conjunction with ChNPP, Ukrstroj and Kurchatov, which will provide the test sites, foam application equipment and technical support, respectively. In furtherance of the foregoing, Ukrstroj and ChNPP have entered into an agreement (the "Ukrstroj"-ChNPP Agreement") to conduct such on-site demonstration testing of the EKOR foam as in necessary to ascertain the specification requirements for its application to the containment of Chernobyl Reactor 4. The Ukrstroj-ChNPP Agreement provides for the Company's participation in and financing of the EKOR demonstration test. The Company estimates that total financing costs for the demonstration test will not exceed $100,000.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE 5 - SUBSEQUENT EVENTS (Continued)

         Technion Israel Institute of Technology Agreement

         In April of 1997, the Company has agreed in principle with the Technion Israel Institute of Technology ("Technion") to participate in certain technology research and development projects sponsored by the Technion Entrepreneurial Incubator, Ltd. ("TEI"), an Israeli corporation controlled by Technion, whereby the Company will provide 15%-20% of the financing required for, and will receive a 20% equity interest in, research and development projects selected by the Company. In furtherance of this venture, the Company has opened an office at the premises of TEI in Haifa, Israel, has identified three present and six potential technology development projects for possible investment, and has agreed to invest in a fourth such project, involving certain polyurethane technology with potential use in paints and coatings. Pursuant to that agreement, the Company will invest $60,000 in Chemonol, Ltd. ("Chemonol"), an Israeli corporation established to own and develop that technology, in exchange for 20% of Chemonol's voting equity. The Company has also entered into agreements with the holder of 50% of Chemonol's outstanding voting equity (the "Principal Shareholder") granting to the Company an option to acquire from the Principal Shareholder an additional 31% of Chemonol's voting equity for $93,000, and the present right to direct the voting of the Principal Shareholder's voting equity. The Company expects to provide approximately $310,000 in financing for all such projects in fiscal year 1997. There can be no assurance that these or any other development projects will result in useful technologies or that the same will be commercially saleable or profitable.

         Due to the Company's voting control over Chemonol, the Company expects to consolidate the results of Chemonol with its financial results commencing with the consummation of the initial investment.

         Aborted Proposed Public Offering

         On June 23, 1997, the Company decided not to proceed with a proposed preferred stock offering. Accordingly, the deferred offering costs of $75,000 will be charged to operations during the second quarter of 1997.

         The Company is considering alternative financing arrangements and there is no assurance that the Company will complete any offering.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE 5 - SUBSEQUENT EVENTS (Continued)

         Bridge Financing Penalty

         In December 1996, the Company completed a private placement of 40 units, consisting of $2,000,000 in one year promissory notes and 1,000,000 shares of common stock. Under this agreement, if a registration statement, which includes the common shares issued pursuant to this agreement is not declared effective by the Securities and Exchange Commission ("SEC") by April 1, 1997, then an additional 500,000 shares are to be issued to the holders of such shares, and if same is not declared effective by the SEC by July 1, 1997, then an additional 500,000 shares are to be issued to the holders of such shares.

         The Company has not met either filing deadline. To date, the Company has issued 500,000 additional common shares to the holders under such offering, and is currently negotiating with the holders to extend the deadline for the second penalty.

         Unless the Company is successful in its negotiations with such holders, the agreement requires an additional 500,000 shares to be issued to such holders which will result in a charge to financing costs of approximately $3,000,000 during the second half of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

General

The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein.

Plan of Operation

Eurotech, Ltd. (the "Company") is a technology transfer, holding and management company formed to commercialize new, existing but previously unrecognized, and previously "classified" technologies, with a particular emphasis on those developed by prominent research institutes and individual researchers in the former Soviet Union, and to license those and other Western technologies for business and other commercial applications in Central Europe, Eastern Europe, Ukraine, Russia and North America. Through the technology management expertise of its senior executives, the Company identifies, monitors, reviews and assesses technologies for their commercial applicability and potential, and acquires selected technologies by purchase, assignments, and licensing arrangements. The Company operates its business by licensing its technologies to end-users and through development and operating joint ventures and strategic alliances.

The Company was organized and commenced operation in May of 1995. The Company is in the development stage and its efforts have been principally devoted to the research and development activities and organizational efforts, including the identification, review and acquisition of various technologies, recruiting its scientific and management personnel and alliances and raising capital.

The Company has not been profitable since inception and expects to incur substantial operating losses over the next twelve months. For the period from inception to March 31, 1997, the Company incurred a cumulative net loss of approximately $5,639,000. The Company expects that it will generate losses until at least such time as it can commercialize its technologies, if ever. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

The Company's plan of operation for the next twelve months will consist of activities aimed at:

- Identification, evaluation and acquisition of technologies which were developed by a prominent research institute and individual researchers in the former Soviet Union, and other developed in Germany, Israel and the United States.

- Funding development for on-site demonstration testing of its proprietary silicon-organic (EKOR) compound technology for possibly remediating the severe radioactive contamination problems that persist in Chernobyl, Ukraine and three sites in Russia.

- Introduction of its waste-to-energy technology in the city of Cherkassy, Ukraine.

-     Introduction of its automated parking technology in Moscow, Russia.

- Continued funding of the development of silicon carbide "wafer" technology in conjunction with I.V. Kurchatov Institute in Moscow and Euro-Asian Physical Society.

- Funding of the Technion Israel Institute Technology Agreement for the Chemonol Project.

- Seeking to establish further strategic partnerships and joint ventures for the development, marketing, sales, license and manufacturing of the Company's existing and proposed technologies.

Results of Operation

For the Three Months Ended March 31, 1997 Vs. the Three Months Ended March 31, 1996:

The Company commenced operations on May 26, 1995. The Company had no revenues for the aforementioned periods. Consulting and other general and administrative expenses increased from $573,000 for the three months ended March 31, 1996 to $644,000 for the three months ended March 31, 1997 as a result of an increase in employees and consulting expenses.

Research and development expenses increased in the three months ended March 31, 1997 to $259,000 from $196,000 for the three months ended March 31, 1996 as the Company began to fund the commercialization of its technologies and the development of additional technologies.

For the three months ended March 31, 1997 and the three months ended March 31, 1996, the Company incurred operating losses of $903,000 and $768,000, respectively. The losses are principally due to expenses incurred in the development of the technologies, including administrative expenses and consulting expenses.

Interest expense and amortization of deferred and unearned finance costs increased from $-0- in 1996 to $747,000 for the three months ended March 31, 1997. This increase was attributable to financing costs related to promissory notes of $341,000 and a bridge loan of $2,000,000.

The Company does not expect to have any revenues through the first half of 1997. The Company will record a charge against income of approximately $2,800,000 during fiscal 1997 related to shares of common stock issued in connection with the bridge financing completed in December of 1996. The Company intends to invest significantly in research and development of its technologies. As a result, there can be no assurance that the Company will be profitable on a quarterly or annual basis.

Liquidity and Capital Resources

The Company's principal sources of working capital have been net proceeds of approximately $842,000 from the offering of common stock under Rule 504 of Regulation D, shareholder advances aggregating $467,000 and from the bridge financing discussed below, completed in December of 1996 of $2,000,000. Of the shareholder advances, promissory notes evidencing approximately $200,000 of shareholder indebtedness were exchanged for units in the bridge financing and $141,000 was repaid from the proceeds of the bridge financing. The net proceeds of the bridge financing reflect the cancellation of the notes referred to above and are being used for repayment of accrued liabilities and funding the development of certain technologies and for other working capital purposes.

In December 1996, the Company entered into a purchase agreement for an offering of up to an aggregate of 40 units to certain accredited investors as defined pursuant to Rule 501 of the Securities Act of 1933 (as amended) (the "Act") pursuant to Rule 506 of Regulation D under the Act (the "Bridge Financing"). Each unit consists of one promissory note issued by the Company in the principal amount of $50,000 bearing interest at the rate of 12% per annum and 25,000 shares of the Company's Common Stock. Under the agreement, the notes are due one year from the issuance date. Gross proceeds received under this offering were $2,000,000. Holders of the shares of common stock issued pursuant to this agreement have, among other things, demand and mandatory registration rights, including penalties, which could require the Company to issue to the unit holders up to 1,000,000 additional shares of common stock if shares are not registered within the specified time frame. As of December 31, 1996, the Company has recorded an additional 500,000 shares of Common Stock to be issued under the offering based on the Company's belief that it would not meet one of the filing deadlines. To date, the Company has not met either filing deadline and, accordingly, an additional 500,000 common shares were issued to such holders in April of 1997. Further, the Company is currently negotiating with such holders to extend the filing date for the second 500,000-share penalty. There is no assurance that the Company will be successful in these negotiations.

The Company had a working capital deficiency and stockholders' deficiency of $2,615,000 and $2,484,000, respectively, as of March 31, 1997.

The report of the Company's independent certified public accountants for the year ended December 31, 1996 contains an explanatory paragraph relating to the Company's ability to continue as a going concern.

The Company has agreed to fund the commercialization of certain technologies developed in the former Soviet Union by scientists and researchers at the I.V. Kurchatov Institute ("Kurchatov"), other institutes associated therewith, and the Euro-Asian Physical Society ("EAPS"), collectively the "Scientists". Kurchatov will provide the materials, facilities and personnel to complete the necessary work to commercialize such technologies. In addition, the Company expects to fund during 1997 development and commercialization expenses related to other technologies developed by scientists and researchers in Germany, Russia, Israel and the United States. Total planned expenditures under these programs, including related general and administrative expenses, are expected to approximate $1,500,000 during 1997. The Company's principal sources of funding these expenditures include remaining cash from the bridge financing ($380,000), anticipated proceeds of $450,000 from the exercise of warrants and loans from shareholders. As the development of each technology is completed and the technology's commercial applications are identified, the Company will seek joint venture partners to fund any further capital expenditures, including the project financing.

As discussed above, the Company will require additional financing to continue to fund research and development efforts, operating costs and complete necessary work to commercialize its technologies. No assurance can be given that additional financing can be obtained, or if obtainable, that the terms will be satisfactory to the Company.

The Company is exploring additional sources of working capital including private sales of securities, joint ventures and licensing of technologies and an offering of its common stock. In September 1996, the Company received a letter of intent from an underwriter pursuant to which the firm has agreed in principle to underwrite, on a firm commitment basis, 5,000,000 shares of cumulative convertible preferred stock (not including an underwriter's over-allotment option equal to up to 75,000 shares) at an initial public offering price of $10.00 per share. In connection therewith, the Company has incurred offering costs aggregating $75,000, which if the offering is not consummated, will be charged to expense. On June 23, 1997, the Company decided not to proceed with this offering and, accordingly, the deferred offering costs of $75,000 will be charged to operations during the second quarter of 1997. The Company is considering alternative financing arrangements, and there is no assurance that the Company will complete that or any other offering.

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 1997. No assurance can be given that the Company can successfully obtain any working capital or complete any proposed offerings or, if obtained, that such funding will not cause a dilution to shareholders of the Company. Further, no assurance can be given as to the completion of research and development and the successful marketing of the technologies.

PART II. OTHER INFORMATION

      None.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EUROTECH, LTD.


                                       /s/ Randolph A. Graves, Jr.
                                       -----------------------------------------
Dated: August 21, 1997                 By: Randolph A. Graves, Jr.
                                           Chairman, Chief Executive Officer
                                           and Chief Financial Officer