Form 10-Q
period 1997-06-30
EUROTECH LTD
filed 1997-08-27
CIK 1033030

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           -------------------------

                                  FORM 10 - Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

Commission File Number 333-26673

                          ---------------------------

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

                                (619) 551-6844
                          (Issuer's telephone number)
                     ------------------------------------

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

                                INDEX TO FORM 10Q

                                  JUNE 30, 1997


                                                                       Page Nos.
                                                                       ---------

PART  I - FINANCIAL INFORMATION:

   ITEM I - FINANCIAL STATEMENTS


   BALANCE SHEETS                                                        F-1
            At December 31, 1996 and June 30, 1997

   STATEMENTS OF OPERATIONS                                              F-2
            For the Three Months Ended June 30, 1996
            For the Three Months Ended June 30, 1997
            For the Period from Inception (May 26, 1995) to
             June 30, 1997


   STATEMENTS OF OPERATIONS                                              F-3
            For the Six Months Ended June 30, 1996
            For the Six Months Ended June 30, 1997
            For the Period from Inception (May 26, 1995) to
             June 30, 1997


   STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY                    F-4 - F-5
            For the Period from Inception (May 26, 1995) to
             December 31, 1996
            For the Six Months Ended June 30, 1997


   STATEMENTS OF CASH FLOWS                                              F-6
            For the Six Months Ended June 30, 1996
            For the Six Months Ended June 30, 1997
            For the Period from Inception (May 26, 1995)
             to June 30, 1997


   NOTES TO FINANCIAL STATEMENTS                                     F-7 - F-11


   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           12-15
              CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS
                                    (Note 2)
                                                           At            At
                                                      December 31,    June 30,
                                                          1996          1997
                                                      ------------  -----------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash                                                $   380,183   $     7,122
  Receivable from related parties                          89,918         5,917
  Prepaid expenses and other current assets                12,978        22,552
                                                      -----------   -----------

      TOTAL CURRENT ASSETS                                483,079        35,591

PROPERTY AND EQUIPMENT - net of accumulated
  depreciation                                             10,556        12,534

INVESTMENT IN JOINT VENTURE (Note 6)                           --        15,000

OTHER ASSETS:
  Organization and patent costs - net of accumulated
    amortization                                           25,402        24,522
  Deferred financing costs                                 20,304         9,228
  Deferred offering costs (Note 7)                         75,000            --
  Other assets                                              3,151         3,151
                                                      -----------   -----------

      TOTAL ASSETS                                    $   617,492   $   100,026
                                                      ===========   ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Notes payable (Note 8)                              $ 2,000,000   $ 2,000,000
  Accrued liabilities                                     292,316       808,210
  Notes payable - shareholder (Note 3)                         --       241,500
                                                      -----------   -----------

      TOTAL CURRENT LIABILITIES                         2,292,316     3,049,710
                                                      -----------   -----------

COMMITMENTS AND OTHER MATTERS (Note 2, 7 and 8)

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock - $0.01 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding              --            --
  Common stock - $0.00025 par value; 50,000,000
    shares authorized; 17,223,036 and 17,826,836
    shares issued and outstanding at December 31,
    1996 and June 30, 1997, respectively                    4,306         4,456
  Additional paid-in capital                            4,804,298     7,901,697
  Unearned financing costs                             (2,493,219)   (3,858,283)
  Deficit accumulated during the development stage     (3,990,209)   (6,997,554)
                                                      -----------   -----------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)          (1,674,824)   (2,949,684)
                                                      -----------   -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
        (DEFICIENCY)                                  $   617,492   $   100,026
                                                      ===========   ===========


See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  For the Period
                                      For the Three Months Ended  from Inception
                                               June 30,           (May 26, 1995)
                                    ----------------------------        to
                                         1996          1997        June 30, 1997
                                    ------------    ------------  -------------

REVENUES                            $         --    $         --    $        --
                                    ------------    ------------    -----------

OPERATING EXPENSES:
  Research and development               241,050          11,883      1,653,458
  Consulting fees                        697,040         326,968      2,406,614
  Other general and
    administrative expenses              132,013         273,433      1,173,167
                                    ------------    ------------    -----------

    TOTAL OPERATING EXPENSES           1,070,103         612,284      5,233,239
                                    ------------    ------------    -----------

OPERATING LOSS                        (1,070,103)       (612,284)    (5,233,239)
                                    ------------    ------------    -----------

OTHER EXPENSES:
  Interest expense                            --          60,357        164,801
  Amortization of deferred
    and unearned financing
    costs                                     --         685,506      1,599,514
                                    ------------    ------------    -----------

    TOTAL OTHER EXPENSES                      --         745,863      1,764,315
                                    ------------    ------------    -----------

NET LOSS                            $ (1,070,103)   $ (1,358,147)   $(6,997,554)
                                    ============    ============    ===========


NET LOSS PER COMMON SHARE           $       (.17)   $      (.08)
                                    ============    ===========


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES AND COMMON
  STOCK EQUIVALENTS
  OUTSTANDING                         11,031,300      17,307,000
                                    ============    ===========

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  For the Period
                                      For the Six Months Ended    from Inception
                                               June 30,           (May 26, 1995)
                                    ---------------------------         to
                                         1996          1997        June 30, 1997
                                    ------------    ------------   ------------

REVENUES                            $         --    $         --    $        --
                                    ------------    ------------    -----------

OPERATING EXPENSES:
  Research and development               436,550         270,615      1,653,458
  Consulting fees                      1,259,540         652,884      2,406,614
  Other general and
    administrative expenses              142,499         591,455      1,173,167
                                    ------------    ------------    -----------

    TOTAL OPERATING EXPENSES           1,838,589       1,514,954      5,233,239
                                    ------------    ------------    -----------

OPERATING LOSS                        (1,838,589)     (1,514,954)    (5,233,239)
                                    ------------    ------------    -----------

OTHER EXPENSES:
  Interest expense                            --         121,379        164,801
  Amortization of deferred
    and unearned financing
    costs                                     --       1,371,012      1,599,514
                                    ------------    ------------    -----------

    TOTAL OTHER EXPENSES                      --       1,492,391      1,764,315
                                    ------------    ------------    -----------

NET LOSS                            $ (1,838,589)   $ (3,007,345)   $(6,997,554)
                                    ============    ============    ===========

NET LOSS PER COMMON SHARE           $       (.17)   $       (.17)
                                    ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES AND COMMON
  STOCK EQUIVALENTS
  OUTSTANDING                         11,031,300      17,275,000
                                    ============    ============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1996
                     AND THE SIX MONTHS ENDED JUNE 30, 1997



                                                             Common Stock      Additional                  Unearned
                                               Date of   -------------------     Paid-in      Due from     Financing
Period Ended December 31, 1995:              Transaction   Shares    Amount      Capital    Stockholders     Costs
------------------------------               ----------- ---------- --------  ------------  ------------  -----------
                                                              (1)
Founder shares issued ($0.00025 per share)   05/26/95    4,380,800  $ 1,095   $    (1,095)  $        --   $        --
Issuance of stock for  offering  consulting
fees ($0.0625 per share)                     08/31/95      440,000      110        27,390            --            --
Issuance of stock ($0.0625 and $0.25
  per share)                                 Various     4,080,000    1,020       523,980        (3,000)           --
Issuance of stock for license ($0.0625 per
  share)                                     08/31/95      600,000      150        37,350            --            --
Issuance  of  stock  options  for  offering
legal and consulting fees                                       --       --        75,000            --            --
Offering expenses                                               --       --      (105,398)           --            --
Net loss                                                        --       --            --            --            --
                                                       -----------  -------   -----------   -----------   -----------
Balance - December 31, 1995                              9,500,800    2,375       557,227        (3,000)           --

Year Ended December 31, 1996:
-----------------------------

Issuance of stock ($0.25 per share)          Various     1,278,000      320       319,180            --            --
Exercise of stock options                    01/18/96      600,000      150            --            --            --
Issuance of stock for consulting fees
  ($0.34375 per share)                       03/22/96      160,000       40        54,960            --            --
Issuance of stock for consulting fees
  ($0.0625 per share)                        05/15/96    2,628,000      657       163,593            --            --
Issuance of stock for consulting fees
  ($0.590625 per share)                      06/19/96    1,500,000      375       885,563         3,000            --
Issuance of stock for consulting fees
  ($1.82 per share)                          11/12/96       57,036       14       104,275            --            --
Issuance of stock pursuant to bridge
  financing ($1.81325 per share)             12/96       1,500,000      375     2,719,500            --    (2,719,875)
Amortization of unearned financing costs                        --       --            --            --       226,656
Repayment by stockholders                                       --       --            --         3,000            --
Net loss                                                        --       --            --            --            --
                                                       -----------  -------   -----------   -----------   -----------
Balance - December 31, 1996                             17,223,836  $ 4,306   $ 4,804,298   $        --   $(2,493,219)
                                                       ===========  =======   ===========   ===========   ===========

                                                 Deficit
                                               Accumulated
                                               During the
                                               Development
Period Ended December 31, 1995:                    Stage        Total
------------------------------                 ------------  -----------

Founder shares issued ($0.00025 per share)     $        --   $        --
Issuance of stock for  offering  consulting
fees ($0.0625 per share)                                --        27,500
Issuance of stock ($0.0625 and $0.25
  per share)                                            --       522,000
Issuance of stock for license ($0.0625 per
  share)                                                --        37,500
Issuance  of  stock  options  for  offering
legal and consulting fees                               --        75,000
Offering expenses                                       --      (105,398)
Net loss                                          (513,226)     (513,226)
                                               -----------   -----------
Balance - December 31, 1995                       (513,226)       43,376

Year Ended December 31, 1996:
-----------------------------

Issuance of stock ($0.25 per share)                     --       319,500
Exercise of stock options                               --           150
Issuance of stock for consulting fees
  ($0.34375 per share)                                  --        55,000
Issuance of stock for consulting fees
  ($0.0625 per share)                                   --       164,250
Issuance of stock for consulting fees
  ($0.590625 per share)                                 --       885,938
Issuance of stock for consulting fees
  ($1.82 per share)                                     --       104,289
Issuance of stock pursuant to bridge
  financing ($1.81325 per share)                        --            --
Amortization of unearned financing costs                --       226,656
Repayment by stockholders                               --         3,000
Net loss                                        (3,476,983)   (3,476,983)
                                               -----------   -----------
Balance - December 31, 1996                    $(3,990,209)  $(1,674,824)
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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1996
                     AND THE SIX MONTHS ENDED JUNE 30, 1997

                                                                                                            Deficit
                                                                                                          Accumulated
                                                     Common Stock    Additional               Unearned     During the
                                        Date of   ------------------   Paid-in   Due from     Financing   Development
Period Ended June 30, 1997:           Transaction   Shares    Amount   Capital  Stockholders    Costs        Stage          Total
--------------------------            ----------- ---------- -------- --------- ------------ -----------  ------------  ------------
                                                     (1)
Balance - December 31, 1996                      17,223,836  $4,306  $4,804,298  $      --  $(2,493,219)  $(3,990,209)  $(1,674,824)

Issuance of stock for consulting fees
  ($2.50 per share)                      03/97       64,000      16     159,984         --           --            --       160,000
Issuance of stock for consulting fees
  ($5.45 per share)                      06/97       39,000       9     212,540         --           --            --       212,549
Amortization of unearned financing costs                 --      --          --         --    1,359,936            --     1,359,936
Issuance of penalty stock
  ($5.45 per share)                      06/97      500,000     125   2,724,875         --   (2,725,000)           --            --
Net loss                                                 --      --          --         --           --    (3,007,345)   (3,007,345)
                                                 ----------  ------  ----------  ---------  -----------   -----------   -----------

Balance - June 30, 1997                          17,826,836  $4,456  $7,901,697  $      --  $ 3,858,283   $(6,997,554)  $ 2,949,684
                                                 ==========  ======  ==========  =========  ===========   ===========   ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    For the Six Months Ended  For the Period
                                                           June 30,           from Inception
                                                   ------------------------- (May 26, 1995) to
                                                       1996          1997     June 30, 1997
                                                   -----------   -----------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                       $(1,838,589)  $(3,007,345)  $(6,997,554)
    Adjustments  to reconcile  net loss
      to net cash used in operating
      activities:
        Depreciation and amortization                      185         2,293         3,484
        Amortization of deferred and
          unearned financing costs                          --     1,371,012     1,599,514
        Accrued interest                                    --       121,379       156,674
        Stock issued for license                            --            --        37,500
        Consulting fees satisfied by
          stock issuances                            1,105,188       372,550     1,582,027
        Write-off of deferred offering costs                --        75,000        75,000

        Cash provided by (used in) the
          change in assets and
          liabilities:
            Advances to related parties                     --        84,000        (5,918)
            (Increase) decrease in
              prepaid expenses                             900        (9,574)      (22,552)
            Increase in other assets                        --            --        (3,151)
            Increase in accrued liabilities            331,024       394,515       651,536
                                                   -----------   -----------   -----------

           NET CASH USED IN OPERATING ACTIVITIES      (401,292)     (596,170)   (2,923,440)
                                                   -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization and patent costs                           --            --       (26,196)
    Investment in joint venture                             --       (15,000)      (15,000)
    Capital expenditures                                (1,778)       (3,391)      (14,344)
                                                   -----------   -----------   -----------
           NET CASH USED IN INVESTING ACTIVITIES        (1,778)      (18,391)      (55,540)
                                                   -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock options                150            --           150
    Proceeds from issuance of common stock             319,500            --       841,500
    Offering costs                                          --            --       (77,898)
    Repayment by stockholders                            2,000            --         3,000
    Net proceeds from notes payable                    128,300       241,500     2,241,500
    Deferred financing costs                                --            --       (22,150)
                                                   -----------   -----------   -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES     449,950       241,500     2,986,102
                                                   -----------   -----------   -----------
INCREASE (DECREASE) IN CASH                             46,880      (373,061)        7,122

CASH - BEGINNING                                        54,001       380,183            --
                                                   -----------   -----------   -----------
CASH - ENDING                                      $   100,881   $     7,122   $     7,122
                                                   ===========   ===========   ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                       $        --   $        --   $     8,127
                                                   ===========   ===========   ===========

    Income taxes                                   $        --   $        --   $        --
                                                   ===========   ===========   ===========


See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997

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

                                  JUNE 30, 1997

NOTE  2 -         BUSINESS AND CONTINUED OPERATIONS (Continued)

                  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has incurred losses from operations from inception. As of June 30, 1997, the Company has a stockholders' deficiency of $2,950,000, a working capital deficiency of $3,014,000 and has an accumulated deficit since inception of $6,998,000. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                  During 1997, the Company has borrowed $241,500 from three shareholders of the Company. The loans are due on demand and provide for interest at the rate of 10% per annum.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997

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

                  The Company intends to recognize revenue under this agreement during the period under which each facility is constructed.

NOTE  5  -        MEMORANDUM OF INTENT

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997

NOTE  6  -        TECHNION ISRAEL INSTITUTE OF TECHNOLOGY AGREEMENT

                  In April of 1997, the Company has agreed in principle with the Technion Israel Institute of Technology ("Technion") to participate in certain technology research and development projects sponsored by the Technion Entrepreneurial Incubator, Ltd. ("TEI"), an Israeli corporation controlled by Technion, whereby the Company will provide 15%-20% of the financing required for, and will receive a 20% equity interest in, research and development projects selected by the Company. In furtherance of this venture, the Company has opened an office at the premises of TEI in Haifa, Israel, has identified three present and six potential technology development projects for possible investment, and has agreed to invest in a fourth such project, involving certain polyurethane technology with potential use in paints and coatings. Pursuant to that agreement, the Company will invest $60,000 in Chemonol, Ltd. ("Chemonol"), an Israeli corporation established to own and develop that technology, in exchange for 20% of Chemonol's voting equity. As of June 30, 1997, the Company has made its first payment of $15,000 to Chemonol. The last scheduled payment of $15,000 is scheduled to be made no later than November 1, 1998. The Company has also entered into agreements with the holder of 50% of Chemonol's outstanding voting equity (the "Principal Shareholder") granting to the Company an option to acquire from the Principal Shareholder an additional 31% of Chemonol's voting equity for $93,000, and the present right to direct the voting of the Principal Shareholder's voting equity. The Company expects to provide approximately $310,000 in financing for all such projects in fiscal year 1997. There can be no assurance that these or any other development projects will result in useful technologies or that the same will be commercially saleable or profitable.

                  Due to the Company's voting control over Chemonol, the Company expects to consolidate the results of Chemonol with its financial results commencing with the consummation of the initial investment.

NOTE  7 -         ABORTED PROPOSED PUBLIC OFFERING

                  On June 23, 1997, the Company decided not to proceed with a proposed preferred stock offering. Accordingly, the deferred offering costs of $75,000 has been charged to operations during the second quarter of 1997.

                  The Company is considering alternative financing arrangements and there is no assurance that the Company will complete any offering.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997

NOTE  8  -        BRIDGE FINANCING PENALTY

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

                  The Company has not met either filing deadline and accordingly, the Company has issued the additional penalty shares to such holders during May of 1997 and August of 1997.

                  During the second half of 1997, the Company will recognize as a non-cash charge to financing costs $3.9 million related to the common shares issued under this bridge financing.

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

The Company has not been profitable since inception and expects to incur substantial operating losses over the next twelve months. For the period from inception to June 30, 1997, the Company incurred a cumulative net loss of approximately $6,998,000. The Company expects that it will generate losses until at least such time as it can commercialize its technologies, if ever. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

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

Results of Operation

For the Six Months Ended June 30, 1997 Vs. the Six Months Ended June 30, 1996:

The Company commenced operations on May 26, 1995. The Company had no revenues for the aforementioned periods. Consulting and other general and administrative expenses decreased from $1,402,000 for the six months ended June 30, 1996 to $1,244,000 for the six months ended June 30, 1997 as a result of a decrease in compensatory stock issuances to consultants from $1,105,000 in 1996 to $373,000 in 1997.

Research and development expenses decreased in the six months ended June 30, 1997 to $271,000 from $437,000 for the six months ended June 30, 1996 as the Company completed the research and development related to the EKOR Project and advanced it to the commercialization stage.

For the six months ended June 30, 1997 and the six months ended June 30, 1996, the Company incurred operating losses of $1,515,000 and $1,839,000, respectively. The losses are principally due to expenses incurred in the development of the technologies, including administrative expenses and consulting expenses.

Interest expense and amortization of deferred and unearned finance costs increased from $-0- in 1996 to $1,492,000 for the six months ended June 30, 1997. This increase was attributable to financing costs related to promissory notes of $341,000 and a bridge loan of $2,000,000.

The Company will record an additional charge against income of approximately $3,900,000 during the second half of fiscal 1997 related to shares of common stock issued in connection with the bridge financing completed in December of 1996. The Company intends to invest significantly in research and development of its technologies. As a result, there can be no assurance that the Company will be profitable on a quarterly or annual basis.

Liquidity and Capital Resources

The Company's principal sources of working capital have been net proceeds of approximately $842,000 from the offering of common stock under Rule 504 of Regulation D, shareholder advances aggregating $583,000 and from the bridge financing discussed below, completed in December of 1996 of $2,000,000. Of the shareholder advances, promissory notes evidencing approximately $200,000 of shareholder indebtedness were exchanged for units in the bridge financing and $141,000 was repaid from the proceeds of the bridge financing. The net proceeds of the bridge financing reflect the cancellation of the notes referred to above and are being used for repayment of accrued liabilities and funding the development of certain technologies and for other working capital purposes.

In December 1996, the Company entered into a purchase agreement for an offering of up to an aggregate of 40 units to certain accredited investors as defined pursuant to Rule 501 of the Securities Act of 1933 (as amended) (the "Act") pursuant to Rule 506 of Regulation D under the Act (the "Bridge Financing"). Each unit consists of one promissory note issued by the Company in the principal amount of $50,000 bearing interest at the rate of 12% per annum and 25,000 shares of the Company's Common Stock. Under the agreement, the notes are due one year from the issuance date. Gross proceeds received under this offering were $2,000,000. Holders of the shares of common stock issued pursuant to this agreement have, among other things, demand and mandatory registration rights, including penalties, which could require the Company to issue to the unit holders up to 1,000,000 additional shares of common stock if shares are not registered within the specified time frame. As of December 31, 1996, the Company has recorded an additional 500,000 shares of Common Stock to be issued under the offering based on the Company's belief that it would not meet one of the filing deadlines. To date, the Company has not met either filing deadline and, accordingly, the Company has issued the additional penalty shares to such holders during May of 1997 and August of 1997.

The Company had a working capital deficiency and stockholders' deficiency of $3,014,000 and $2,950,000, respectively, as of June 30, 1997.

The report of the Company's independent certified public accountants for the year ended December 31, 1996 contains an explanatory paragraph relating to the Company's ability to continue as a going concern.

The Company has agreed to fund the commercialization of certain technologies developed in the former Soviet Union by scientists and researchers at the I.V. Kurchatov Institute ("Kurchatov"), other institutes associated therewith, and the Euro-Asian Physical Society ("EAPS"), collectively the "Scientists". Kurchatov will provide the materials, facilities and personnel to complete the necessary work to commercialize such technologies. In addition, the Company expects to fund during 1997 development and commercialization expenses related to other technologies developed by scientists and researchers in Germany, Russia, Israel and the United States. Total planned expenditures under these programs, including related general and administrative expenses, are expected to approximate $1,500,000 during 1997. The Company's principal sources of funding these expenditures include remaining cash from the bridge financing as of December 31, 1996 ($380,000), anticipated proceeds of $450,000 from the exercise of warrants and additional loans from shareholders. As the development of each technology is completed and the technology's commercial applications are identified, the Company will seek joint venture partners to fund any further capital expenditures, including the project financing.

As discussed above, the Company will require additional financing to continue to fund research and development efforts, operating costs and complete necessary work to commercialize its technologies. No assurance can be given that additional financing can be obtained, or if obtainable, that the terms will be satisfactory to the Company.

The Company is exploring additional sources of working capital including private sales of securities, joint ventures and licensing of technologies and an offering of its common stock. In September 1996, the Company received a letter of intent from an underwriter pursuant to which the firm has agreed in principle to underwrite, on a firm commitment basis, 5,000,000 shares of cumulative convertible preferred stock (not including an underwriter's over-allotment option equal to up to 75,000 shares) at an initial public offering price of $10.00 per share. In connection therewith, the Company has incurred offering costs aggregating $75,000, which if the offering is not consummated, will be charged to expense. On June 23, 1997, the Company decided not to proceed with this offering and, accordingly, the deferred offering costs of $75,000 was charged to operations during the second quarter of 1997. The Company is considering alternative financing arrangements, and there is no assurance that the Company will complete that or any other offering.

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


                                          EUROTECH, LTD.


                                          /s/ Randolph A. Graves, Jr.
                                          -------------------------------------
Dated: August 26, 1997                    By: Randolph A. Graves, Jr.
                                               Chairman, Chief Executive Officer
                                               and Chief Financial Officer