Form 10-Q
period 1997-09-30
EUROTECH LTD
filed 1997-11-14
CIK 1033030

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10 - Q

(Mark One)

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended September 30, 1997

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

            Yes |_|                       No   |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,887,836 shares of Common Stock, $0.00025 par value, were outstanding as of November 14, 1997.

      Transitional Small Business Disclosure Format (check one):

            Yes |_|                       No   |X|

================================================================================

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                               INDEX TO FORM 10-Q
                               SEPTEMBER 30, 1997

                                                                       Page Nos.
                                                                       ---------
PART  I - FINANCIAL INFORMATION:

      ITEM 1 - FINANCIAL STATEMENTS

      BALANCE SHEETS                                                       1
            At December 31, 1996 and September 30, 1997

      STATEMENTS OF OPERATIONS                                             2
            For the Nine Months Ended September 30, 1996
            For the Nine Months Ended September 30, 1997
            For the Period from Inception (May 26, 1995) to
              September 30, 1997

      STATEMENTS OF OPERATIONS                                             3
            For the Three Months Ended September 30, 1996
            For the Three Months Ended September 30, 1997
            For the Period from Inception (May 26, 1995) to
              September 30, 1997

      STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY                    4-5
            For the Period from Inception (May 26, 1995) to
              December 31, 1996
            For the Nine Months Ended September 30, 1997

      STATEMENTS OF CASH FLOWS                                             6
            For the Nine Months Ended September 30, 1996
            For the Nine Months Ended September 30, 1997
            For the Period from Inception (May 26, 1995) to
              September 30, 1997

      NOTES TO FINANCIAL STATEMENTS                                     7-13

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF        14-17
               OPERATION

PART  II - OTHER INFORMATION

      ITEM 6 - Exhibits and Report on Form 8-K

PART  I - Financial Information

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS
                                    (Note 2)
                                                           At           At
                                                      December 31, September 30,
                                                         1996          1997
                                                      ------------ -------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash                                                $  380,183    $    -
  Receivable from related parties                         89,918         5,918
  Prepaid expenses and other current assets               12,978        14,305
                                                      ----------    ----------
      TOTAL CURRENT ASSETS                               483,079        20,223

PROPERTY AND EQUIPMENT - net of accumulated
  depreciation                                            10,556        11,817

INVESTMENT IN JOINT VENTURE (Note 6)                       -            87,000

OTHER ASSETS:
  Organization and patent costs - net of accumulated
    amortization                                          25,402        29,168
  Deferred financing costs                                20,304         3,690
  Deferred offering costs (Note 7)                        75,000           -
  Other assets                                             3,151         3,151
                                                      ----------    ----------
      TOTAL ASSETS                                    $  617,492    $  155,049
                                                      ==========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Bank overdraft                                      $    -        $    4,014
  Notes payable (Note 8)                               2,000,000     2,000,000
  Accrued liabilities                                    292,316     1,024,764
  Deferred revenue (Note 4)                                -           225,000
  Notes payable - shareholder (Note 3)                     -           193,140
                                                      ----------    ----------
      TOTAL CURRENT LIABILITIES                        2,292,316     3,446,918
                                                      ----------    ----------
COMMITMENTS AND OTHER MATTERS (Note 2, 7 and 8)

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock - $0.01 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding          -             -
  Common stock - $0.00025 par value; 50,000,000
    shares authorized; 17,223,036 and 17,887,836
    shares issued and outstanding at December 31,
    1996 and September 30, 1997, respectively              4,306         4,472
  Additional paid-in capital                           4,804,298     8,206,682
  Unearned financing costs                            (2,493,219)   (1,815,815)
  Deficit accumulated during the development stage    (3,990,209)   (9,687,208)
                                                      ----------    ----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)         (1,674,824)   (3,291,869)
                                                      ----------    ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
        (DEFICIENCY)                                  $  617,492    $  155,049
                                                      ==========    ==========

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                  For the Nine Months Ended    For the Period
                                        September 30,          from Inception
                                 --------------------------- (May 26, 1995) to
                                    1996            1997     September 30, 1997
                                 -----------     ----------- ------------------

REVENUES                         $    -          $    -         $    -
                                 -----------     -----------    -----------
OPERATING EXPENSES:
  Research and development           795,550         276,186      1,659,029
  Consulting fees                  1,350,641       1,085,705      2,839,435
  Other general and
    administrative expenses          312,827         730,615      1,312,327
                                 -----------     -----------    -----------

    TOTAL OPERATING EXPENSES       2,459,018       2,092,506      5,810,791
                                 -----------     -----------    -----------

OPERATING LOSS                    (2,459,018)     (2,092,506)    (5,810,791)
                                 -----------     -----------    -----------
OTHER EXPENSES:
  Interest expense                     4,983         185,475        228,897
  Amortization of deferred
    and unearned financing
    costs                             -            3,419,018      3,647,520
                                 -----------     -----------    -----------

    TOTAL OTHER EXPENSES               4,983       3,604,493      3,876,417
                                 -----------     -----------    -----------

NET LOSS                         $(2,464,001)    $(5,696,999)   $(9,687,208)
                                 ===========     ===========     ===========

NET LOSS PER COMMON SHARE            $ (0.20)       $(0.32)
                                     =======        ======

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES AND COMMON
  STOCK EQUIVALENTS
  OUTSTANDING                     12,576,467    17,553,000
                                  ==========    ==========

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                 For the Three Months Ended    For the Period
                                        September 30,          from Inception
                                 --------------------------- (May 26, 1995) to
                                    1996            1997     September 30, 1997
                                 -----------     ----------- ------------------

REVENUES                         $    -         $    -           $    -
                                 -----------     -----------     -----------
OPERATING EXPENSES:
  Research and development           359,000          5,571        1,659,029
  Consulting fees                     91,101        432,821        2,839,435
  Other general and
    administrative expenses          170,328        139,160        1,312,327
                                 -----------     -----------     -----------

    TOTAL OPERATING EXPENSES         620,429        577,552        5,180,791
                                 -----------     -----------     -----------

OPERATING LOSS                      (620,429)      (577,552)      (5,810,791)
                                 -----------     -----------     -----------

OTHER EXPENSES:
  Interest expense                     4,983         64,096          228,897
  Amortization of deferred
    and unearned financing
    costs                             -           2,048,006        3,647,520
                                 -----------     -----------     -----------

    TOTAL OTHER EXPENSES               4,983      2,112,102        3,876,417
                                 -----------     -----------     -----------

NET LOSS                         $  (625,412)   $(2,689,654)     $(9,687,208)
                                 ===========    ===========      ===========

NET LOSS PER COMMON SHARE             $(0.05)        $(0.15)
                                      ======         ======
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES AND COMMON
  STOCK EQUIVALENTS
  OUTSTANDING                     12,576,467     17,827,000
                                  ==========     ==========

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1996
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 1997


                                                               Common Stock      Additional
                                                 Date of    ------------------     Paid-in
Period Ended December 31, 1995:                Transaction   Shares     Amount     Capital
-------------------------------                -----------  --------   -------   ----------
                                                              (1)

Founder shares issued ($0.00025 per share)       05/26/95   4,380,800  $  1,095  $   (1,095)
Issuance of stock for offering consulting fees
  ($0.0625 per share)                            08/31/95     440,000       110      27,390
Issuance of stock ($0.0625 and $0.25
  per share)                                     Various    4,080,000     1,020     523,980
Issuance of stock for license ($0.0625 per
  share)                                         08/31/95     600,000       150      37,350
Issuance of stock options for offering legal
  and consulting fees                                           -          -         75,000
Offering expenses                                               -          -       (105,398)
Net loss                                                        -          -          -
                                                           ----------  --------  ----------
Balance - December 31, 1995                                 9,500,800     2,375     557,227

Year Ended December 31, 1996:
-----------------------------

Issuance of stock ($0.25 per share)              Various    1,278,000       320     319,180
Exercise of stock options                        01/18/96     600,000       150       -
Issuance of stock for consulting fees
  ($0.34375 per share)                           03/22/96     160,000        40      54,960
Issuance of stock for consulting fees
  ($0.0625 per share)                            05/15/96   2,628,000       657     163,593
Issuance of stock for consulting fees
  ($0.590625 per share)                          06/19/96   1,500,000       375     885,563
Issuance of stock for consulting fees
  ($1.82 per share)                              11/12/96      57,036        14     104,275
Issuance of stock pursuant to bridge financing
  ($1.81325 per share)                            12/96     1,500,000       375   2,719,500
Amortization of unearned financing costs                        -          -          -
Repayment by stockholders                                       -          -          -
Net loss                                                        -          -          -
                                                           ----------  --------  ----------
Balance - December 31, 1996                                17,223,836  $  4,306  $4,804,298
                                                           ==========  ========  ==========

                                                                           Deficit
                                                                         Accumulated
                                                              Unearned   During the
                                                 Due from    Financing   Development
Period Ended December 31, 1995:                Stockholders    Costs        Stage         Total
-------------------------------                ------------  ---------   -----------    ----------


Founder shares issued ($0.00025 per share)      $   -        $    -       $    -       $    -
Issuance of stock for offering consulting fees
  ($0.0625 per share)                               -             -            -           27,500
Issuance of stock ($0.0625 and $0.25
  per share)                                       (3,000)        -            -          522,000
Issuance of stock for license ($0.0625 per
  share)                                            -             -            -           37,500
Issuance of stock options for offering legal
  and consulting fees                               -             -            -           75,000
Offering expenses                                   -             -            -          (105,398)
Net loss                                            -             -          (513,226)    (513,226)
                                                ---------    -----------  -----------  ------------
Balance - December 31, 1995                        (3,000)        -          (513,226)      43,376

Year Ended December 31, 1996:
-----------------------------

Issuance of stock ($0.25 per share)                 -             -            -           319,500
Exercise of stock options                           -             -            -               150
Issuance of stock for consulting fees
  ($0.34375 per share)                              -             -            -            55,000
Issuance of stock for consulting fees
  ($0.0625 per share)                               -             -            -           164,250
Issuance of stock for consulting fees
  ($0.590625 per share)                             3,000         -            -           885,938
Issuance of stock for consulting fees
  ($1.82 per share)                                 -             -            -           104,289
Issuance of stock pursuant to bridge financing
  ($1.81325 per share)                              -         (2,719,875)      -            -
Amortization of unearned financing costs            -            226,656       -           226,656
Repayment by stockholders                           3,000         -            -             3,000
Net loss                                            -             -        (3,476,983)  (3,476,983)
                                                ---------    -----------  -----------  ------------
Balance - December 31, 1996                     $   -        $(2,493,219) $(3,990,209) $(1,674,824)
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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1996
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 1997



                                                               Common Stock      Additional
                                                 Date of    ------------------     Paid-in
Period Ended September 30, 1997:               Transaction   Shares     Amount     Capital
--------------------------------               -----------  --------   -------   ----------
                                                              (1)

Balance - December 31, 1996                                 17,223,836  $ 4,306  $4,804,298

Issuance of stock for consulting fees
  ($2.50 per share)                              03/97          64,000       16     159,984
Issuance of stock for consulting fees
  ($5.45 per share)                              06/97          39,000        9     212,540
Issuance of stock for consulting fees
  ($5.00 per share)                              09/97          61,000       16     304,985
Amortization of unearned financing costs                         -         -          -
Issuance of penalty stock ($5.45 per share)      06/97         500,000      125   2,724,875
Net loss                                                         -         -          -
                                                            ----------  -------  ----------

Balance - September 30, 1997                                17,887,836  $ 4,472  $8,206,682
                                                            ==========  =======  ==========

                                                                           Deficit
                                                                         Accumulated
                                                              Unearned   During the
                                                 Due from    Financing   Development
Period Ended September 30, 1997:               Stockholders    Costs        Stage         Total
--------------------------------               ------------  ---------   -----------    ----------


Balance - December 31, 1996                      $   -       $(2,493,219) $(3,990,209) $(1,674,824)

Issuance of stock for consulting fees
  ($2.50 per share)                                  -            -            -           160,000
Issuance of stock for consulting fees
  ($5.45 per share)                                  -            -            -           212,549
Issuance of stock for consulting fees
  ($5.00 per share)                                  -            -            -           305,001
Amortization of unearned financing costs             -         3,402,404       -         3,402,404
Issuance of penalty stock ($5.45 per share)          -        (2,725,000)      -            -
Net loss                                             -            -        (5,696,999)  (5,696,999)
                                                             -----------  -----------  -----------

Balance - September 30, 1997                     $   -       $(1,815,815) $(9,687,208) $(3,291,869)
                                                             ===========  ===========  ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                               For the Nine Months Ended      For the Period
                                                    September 30,             from Inception
                                             -----------------------------   (May 26, 1995) to
                                                1996              1997       September 30, 1997
                                             -----------       -----------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                 $(2,464,001)      $(5,696,999)      $(9,687,208)
    Adjustments to reconcile net loss to
      net cash used in operating
      activities:
        Depreciation and amortization                351             3,526             4,717
        Amortization of deferred and
          unearned financing costs                -              3,419,018         3,647,520
        Accrued interest                           4,983           185,475           220,770
        Stock issued for license                  -                 -                 37,500
        Consulting fees satisfied by
          stock issuances                      1,105,188           677,550         1,887,027
        Write-off of deferred offering
          costs                                   -                 75,000            75,000
        Cash provided by (used in) the
          change in assets and
          liabilities:
            Advances to related parties           -                 84,000            (5,918)
            (Increase) decrease in
              prepaid expenses                       900            (1,327)          (14,305)
            Increase in security deposit          (2,500)           -                 (3,151)
            Increase in unearned revenue          -                225,000           225,000
            Increase in accrued
              liabilities                        689,947           546,973           803,994
                                             -----------       -----------       -----------
           NET CASH USED IN OPERATING
             ACTIVITIES                         (665,132)         (481,784)       (2,809,054)
                                             -----------       -----------       -----------
CASHFLOWS FROM INVESTING ACTIVITIES
    Organization and patent costs                 -                 (5,162)          (31,358)
    Investment in joint venture                   -                (87,000)          (87,000)
    Capital expenditures                          (1,778)           (3,391)          (14,344)
                                             -----------       -----------       -----------
           NET CASH USED IN INVESTING
             ACTIVITIES                           (1,778)          (95,553)         (132,702)
                                             -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock
      options                                        150            -                    150
    Proceeds from issuance of common
      stock                                      319,500            -                841,500
    Offering costs                               (75,000)           -                (77,898)
    Repayment by stockholders                      2,000            -                  3,000
    Net proceeds from notes payable              341,300           193,140         2,193,140
    Deferred financing costs                      -                 -                (22,150)
                                             -----------       -----------       -----------
         NET CASH PROVIDED BY FINANCING
           ACTIVITIES                            587,950           193,140         2,937,742
                                             -----------       -----------       -----------
INCREASE (DECREASE) IN CASH                      (78,960)         (384,197)           (4,014)

CASH - BEGINNING                                  54,001           380,183             -
                                             -----------       -----------       -----------
CASH - ENDING                                $   (24,959)      $    (4,014)      $    (4,014)
                                             ===========       ===========       ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                 $     -           $     -           $     8,127
                                             ===========       ===========       ===========
    Income taxes                             $     -           $     -           $     -
                                             ===========       ===========       ===========

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

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

                               SEPTEMBER 30, 1997

NOTE 2  - BUSINESS AND CONTINUED OPERATIONS (Continued)

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has incurred losses from operations from inception. As of September 30, 1997, the Company has a stockholders' deficiency of $3,292,000, a working capital deficiency of $3,427,000 and has an accumulated deficit since inception of $9,688,000. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3  - BORROWINGS UNDER NOTES PAYABLE

          During 1997, the Company has borrowed $193,140 from three shareholders of the Company. The loans are due on demand and provide for interest at the rate of 10% per annum.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

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

          In August 1997, the Company received a $225,000 technology transfer fee under this agreement. The Company has deferred the recognition of this revenue until the period in which the facility is constructed.

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

                               SEPTEMBER 30, 1997

NOTE 6  - ISRAELI INVESTMENTS

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

          Due to the Company's voting control over Chemonol, the Company expects to consolidate the results of Chemonol with its financial results commencing with the consummation of the investment.

          Incubator for Technological Entrepreneurship - Kiryat Weizmann, Ltd.

          In July of 1997, the Company has agreed in principle with the Incubator for Technological Entrepreneurship - Kiryat Weizmann, Ltd. ("Kiryat Weizmann, Ltd.") to participate in certain technology research and development.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

NOTE 6  - ISRAELI INVESTMENTS (Continued)

          Pursuant to that agreement, the Company will invest $60,000 in Separator, Ltd. ("Separator"), an Israeli corporation established to own and develop technology, in exchange for 20% of Separator's voting equity. As of September 30, 1997, the Company has made its first and second payments of $15,000 to Separator. The last scheduled payment of $15,000 is scheduled to be made no later than August 1, 1998. The Company has also entered into agreements with the holder of 50% of Separator's outstanding voting equity (the "Principal Shareholder") granting to the Company an option to acquire from the Principal Shareholder an additional 31% of Separator's voting equity for $93,000, and the present right to direct the voting of the Principal Shareholder's voting equity. There can be no assurance that these or any other development projects will result in useful technologies or that the same will be commercially saleable or profitable.

          Due to the Company's voting control over Separator, the Company expects to consolidate the results of Separator with its financial results commencing with the consummation of the investment.

          Ofek Le-Olem Foundation

          In August of 1997, the Company has agreed in principle with the Ofek Le-Olem Foundation ("Foundation") to participate in certain technology research and development.

          Pursuant to that agreement, the Company will invest $60,000 per company in Comsyntech, Ltd. ("Comsyntech") and Remptech, Ltd. ("Remptech"), Israeli corporations established to own and develop technology, in exchange for 20% of Comsyntech's and Remptech's voting equity. As of September 30, 1997, the Company has made its first payment of $21,000 per company to Comsyntech and Remptech. The last scheduled payment of $13,000 is scheduled to be made no later than February 1, 1999. The Company has also entered into agreements with the holders of 50% of Comsyntech's and Remptech's outstanding voting equity (the "Principal Shareholders") granting to the Company an option to acquire from the Principal Shareholders an additional 31% of Comsyntech's and Remptech's voting equity for $93,000, and the present right to direct the voting of the Principal Shareholders' voting equity. There can be no assurance that these or any other development projects will result in useful technologies or that the same will be commercially saleable or profitable.

          Due to the Company's voting control over Comsyntech and Remptech, the Company expects to consolidate the results of Comsyntech and Remptech with its financial results commencing with the consummation of the investment.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

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

NOTE 9  - STRATEGIC ALLIANCE

          The National German Research Center (Forschung-Szentrum) Julich and the Company has developed a strategic alliance to facilitate the rapid approval of the Company's EKOR Foam by the German Radiation Protection Agency for the use in the containment, transportation, storage and disposal of radioactive wastes within Germany.

          The Research Center Julich plays an important role in the German nuclear industry including a responsibility for approving all materials utilized in nuclear activities. The Research Center is also a member of the European Network of Testing Facilities for the Quality Checking of radioactive waste packages.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

NOTE 10 - DUKE ENGINEERING & SERVICES, INC. TEAMING AGREEMENT

          In April of 1997, the Company has agreed in principle with Duke Engineering Services, Inc. ("Duke") to work together as a team to market the EKOR technology on a worldwide basis. The Company and Duke intend to consider the formation of a new joint business entity as the market for the work develop. In September of 1997, there was a memorandum of understanding between the two parties to define additional terms and conditions that are specific to the Bechtel Hanford proposed project that was beyond the broad-based teaming agreement. The Bechtel Hanford proposed project includes the application of the EKOR foam.

          Each party shall bear its own costs and expenses in connection with the marketing of this proposal. Duke, upon the contract award, will assume the role of prime contractor and the Company will be a subcontractor to Duke. This agreement will expire in one year from the date of signature.

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

The Company has not been profitable since inception and expects to incur substantial operating losses over the next twelve months. For the period from inception to September 30, 1997, the Company incurred a cumulative net loss of approximately $9,687,000. The Company expects that it will generate losses until at least such time as it can commercialize its technologies, if ever. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

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

Results of Operation

For the Nine Months Ended September 30, 1997 Vs. the Nine Months Ended September 30, 1996:

The Company commenced operations on May 26, 1995. The Company had no revenues for the aforementioned periods. However, the Company did receive a $225,000 technology transfer fee in the third quarter, which the Company tends to recognize over the period of the construction of the parking garage (see Note
4). Consulting and other general and administrative expenses increased from $1,663,000 for the nine months ended September 30, 1996 to $1,816,000 for the nine months ended September 30, 1997 as a result of a increase in professional fees from $76,000 in 1996 to $320,000 in 1997.

Research and development expenses decreased in the nine months ended September 30, 1997 to $276,000 from $796,000 for the nine months ended September 30, 1996 as the Company completed the research and development related to the EKOR Project and advanced it to the commercialization stage.

For the nine months ended September 30, 1997 and the nine months ended September 30, 1996, the Company incurred operating losses of $2,093,000 and $2,459,000, respectively. The losses are principally due to expenses incurred in the development of the technologies, including administrative expenses and consulting expenses.

Interest expense and amortization of deferred and unearned finance costs increased from $5,000 in 1996 to $3,605,000 for the nine months ended September 30, 1997. This increase was attributable to financing costs related to promissory notes of $193,000 and a bridge loan of $2,000,000.

The Company will record an additional charge against income of approximately $1,815,000 during the fourth quarter of 1997 related to shares of common stock issued in connection with the bridge financing completed in December of 1996. The Company intends to invest significantly in research and development of its technologies. As a result, there can be no assurance that the Company will be profitable on a quarterly or annual basis.

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

The Company had a working capital deficiency and stockholders' deficiency of $3,427,000 and $3,292,000, respectively, as of September 30, 1997.

The report of the Company's independent certified public accountants for the year ended December 31, 1996 contains an explanatory paragraph relating to the Company's ability to continue as a going concern.

The Company has agreed to fund the commercialization of certain technologies developed in the former Soviet Union by scientists and researchers at the I.V. Kurchatov Institute ("Kurchatov"), other institutes associated therewith, and the Euro-Asian Physical Society ("EAPS"), collectively the "Scientists". Kurchatov will provide the materials, facilities and personnel to complete the necessary work to commercialize such technologies. In addition, the Company expects to fund during 1997 development and commercialization expenses related to other technologies developed by scientists and researchers in Germany, Russia, Israel and the United States. Total planned expenditures under these programs, including related general and administrative expenses, are expected to approximate $1,500,000 during 1997. The Company's principal sources of funding these expenditures included the remaining cash from the bridge financing as of December 31, 1996 ($380,000) and additional loans from shareholders. As the development of each technology is completed and the technology's commercial applications are identified, the Company will seek joint venture partners to fund any further capital expenditures, including the project financing.

As discussed above, the Company will require additional financing to continue to fund research and development efforts, operating costs and complete necessary work to commercialize its technologies. No assurance can be given that additional financing can be obtained, or if obtainable, that the terms will be satisfactory to the Company.

The Company is exploring additional sources of working capital including private sales of securities, joint ventures and licensing of technologies and an offering of its common stock. In September 1996, the Company received a letter of intent from an underwriter pursuant to which the firm has agreed in principle to underwrite, on a firm commitment basis, 5,000,000 shares of cumulative convertible preferred stock (not including an underwriter's over-allotment option equal to up to 75,000 shares) at an initial public offering price of $10.00 per share. In connection therewith, the Company has incurred offering costs aggregating $75,000, which if the offering is not consummated, will be charged to expense. On June 23, 1997, the Company decided not to proceed with this offering and, accordingly, the deferred offering costs of $75,000 was charged to operations during the third quarter of 1997. The Company is considering alternative financing arrangements, and there is no assurance that the Company will complete that or any other offering.

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

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K

                (a) Exhibits:

                    Exhibit (27) -- Financial Data Schedule

                (b) Reports on Form 8-K

                    None

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               EUROTECH, LTD.


                                               /s/ Randolph A. Graves, Jr.
                                               ---------------------------------
Dated: November 14, 1997                       By: Randolph A. Graves, Jr.
                                               Chairman, Chief Executive Officer
                                               and Chief Financial Officer