Form 10-K
period 1997-12-31
EUROTECH LTD
filed 1998-04-14
CIK 1033030

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from    to   .

                          Commission file number [   ]

                                 EUROTECH, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DISTRICT OF COLUMBIA                        33-0662435

    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

                             1101 30th Street, N.W.
                             Suite 500
                             Washington, D.C. 20007-3772

          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (202) 625-4382

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                               NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                     WHICH REGISTERED

     Common Stock, $0.00025 par value                    N/A

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes |X|  No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |X|

      As of March 31, 1998 the Registrant had 18,932,834 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain exhibits filed with the Company's Registration Statement on Form S-1, file number 333-26673 are incorporated by reference into Part IV.

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1.  BUSINESS...........................................................  1
ITEM 2.  DESCRIPTION OF PROPERTY............................................ 12
ITEM 3.  LEGAL PROCEEDINGS.................................................. 12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 13

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS................................................ 14
ITEM 6.  SELECTED FINANCIAL DATA............................................ 17
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................ 19
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................ 23
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE................................ 24

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................. 24
ITEM 11. EXECUTIVE COMPENSATION............................................. 26
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT..................................................... 27
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 28

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS
         ON FORM 8-K........................................................ 32

                                     PART I

Item 1. Business

General

      Eurotech, Ltd. (the "Company" or "Registrant") was incorporated in May, 1995 under the laws of the District of Columbia, and is a development stage, technology transfer, holding and management company formed to commercialize new, existing but previously unrecognized, and previously "classified" technologies, with a particular current emphasis on technologies developed by prominent research institutes and individual researchers in the former Soviet Union and in Israel, and to commercialize those and other Western technologies for business and other commercial applications principally in Western and Central Europe, Ukraine, Russia, and North America. Since the Company's formation it has acquired development and marketing rights to a number of technologies by purchase, assignments, and licensing arrangements. Although the Company intends to continue identifying, monitoring, reviewing and assessing new technologies, its primary emphasis is marketing and sales of four of its present technologies that it deems to be ready for commercialization (the "Principal Technologies"). To that end, the Company recently has initiated discussions with a number of potential end-users of those technologies, with a view towards the future negotiation and execution of licensing and/or joint venture marketing agreements. Additionally, the Company is proceeding with the marketing and potential application of its silicon-organic ("EKOR") compound technology (which is one of the Principal Technologies) in connection with nuclear contamination remediation projects at the Chernobyl Nuclear Power Plant ("ChNPP") in Ukraine, and in the United States, Russia and Germany. See "Business - Principal Technologies," and "Management's Discussion and Analysis of Results of Operation and Financial Condition - Plan of Operation." The Company intends to operate its business by licensing its technologies to end-users and through development and operating joint ventures and strategic alliances. To date, the Company has not generated any significant revenues from operations.

Acquisition of Israeli Technologies

Incubator Technologies

      The Company has informally agreed in principle with three Israeli technology incubators, the Technion Entrepreneurial Incubator Co., Ltd. ("TEI"), the Ofek Le-Oleh Foundation ("Ofek") and the Incubator for Technological Entrepreneurship-Kiryat Weizmann, Ltd. ("Weizmann") (collectively, the "Incubators"), to participate in certain technology research and development projects which the Incubators individually sponsor. Pursuant to such informal arrangement, the Company would provide 15%-20% of the financing required for, and would receive a 20% equity interest in, research and development projects selected by the Company and such Israeli corporations as are formed for the purpose of owning, developing and commercializing the technologies resulting from those selected projects (each, an "Israeli Technology Company"). In furtherance of this, the Company has opened an office at the premises of TEI in Haifa, Israel. See "Description of Property." The Company has not entered into a written agreement with any of the Incubators memorializing any such agreement in principal, and the only written agreements between the Company and any Incubator are those disclosed herein in connection with Chemonol, Ltd. ("Chemonol"), Separator, Ltd. ("Separator"), Remptech, Ltd. ("Remptech"), and Comsyntech, Ltd. ("Comsyntech"), each of which is an Israeli corporation. None of the Incubators are legally obligated to enter into any further such agreements with the Company, and as a result there is no assurance that the Company will be able to invest in or acquire any additional Incubator-sponsored technologies.

      Pursuant to agreements with each of Chemonol, Ofek and Weizmann, the Company has invested in four Israel Technology Companies, to wit: (i) Chemonol, which has developed materials and processes for manufacturing non-isocyanate polyurethane ("NIPU") industrial coatings (see "Business -- Principal Technologies -- Non-isocyanate Polyurethane"); (ii) Separator, which is developing a process for the electromagnetic separation and production of high temperature superconductive metallic powders; (iii) Remptech, which is developing processes for the production of extra-fine cobalt and nickel powders; and, (iv) Comsyntech, which is developing a process for the continuous combustion synthesis of ceramic, composite and intermetallic powders. See "Business-Other Technologies." Under those agreements the Company will receive 20% of each Israeli Technology Company's common equity, and will invest U.S. $60,000 in each such corporation. In connection with these investments, the Company also has obtained: (i) options to purchase Ofek's 20% common equity interest in each of Remptech and Comsyntech, each of which is exercisable for a period of 90 days commencing on November 6, 1999 at an exercise price to be established by the parties; (ii) options to acquire from the holders of a majority of the outstanding common equity (the "Principal Shareholders") of each of Chemonol, Separator, Remptech and Comsyntech an additional 31% of each corporation's common equity, which are exercisable for a period of 6 months commencing on May 4, 1998 in the case of Chemonol, 12 months commencing on September 4, 1998 in the case of Separator, and 12 months commencing on May 6, 1998 in the cases of Remptech and Comsyntech, each at an exercise price of U.S.$93,000, and (iii) the perpetual right to direct the voting of the common equity of the Principal Shareholders' of each company, giving the Company voting control in each case.

      In the event the Company exercises the foregoing equity purchase options, it will own 51% of each of Chemonol's and Separator's common equity and 71% of the common equity of each of Remptech and Comsyntech, and for financial reporting purposes will consolidate each of those corporation's balance sheets and other financial statements with the Company's. Although the Company presently anticipates it will exercise the Chemonol option, there is no assurance that it or any other of the foregoing options will be exercised. There is no assurance that when such options become exercisable the Company will have sufficient funds to exercise any of them.

      For a period of two years commencing on the date of its registration as an Israeli corporation, the sale or other transfer of 25% or more of the outstanding common equity of each of Chemonol, Separator, Remptech and Comsyntech requires the consent of the Chief Scientist of the Israeli Ministry of Commerce and Technology. The Company's options to acquire additional common equity of the above Israeli Technology Companies are exercisable within such two year periods and any acquisition of the common equity purchasable thereunder will, therefore, require the Chief Scientist's consent. Although the Company presently expects that if requested such consent would be given, there is no assurance that such consent will be obtained. Accordingly, the Company plans to seek to amend the terms of those options to extend their respective exercise periods beyond the applicable two-year periods during which the Chief Scientist's consent is required, prior to the times they each first commence.

Technologies Acquired from Prof. Oleg L. Figovsky

      Pursuant to three Technology Purchase Agreements, each dated January 1, 1998, the Company has acquired from Oleg L. Figovsky, Ph.D. ("Prof. Figovsky") (who is a consultant to the Company) all right, title and interest in and to the following three technologies developed by him, inclusive of future improvements thereto: (i) a group of related technologies collectively known as "Interpenetrated Network Polymers" ("INPs"), (ii) "Liquid Ebonite Material" ("LEM") and (iii) "Rubber Concrete" ("RubCon") for purchase prices of $75,000, $15,000 and $35,000, respectively (each, a "Purchase Price"). Pursuant to each such Technology Purchase Agreement, during the 15-year period commencing on January 1, 1998, the

Company is also obligated to pay to Prof. Figovsky royalties equal to 49% of the Company's net revenues from the sales or licensing of any products incorporating the applicable technology, subject to the Company's right to deduct from the first royalties otherwise payable under each agreement an aggregate sum equal to the Purchase Price paid thereunder. The Company has prepared patent applications for these technologies and plans to file the same during the second quarter of 1998 in the U.S., Canada, China, Korea, Russia, Ukraine, Germany, Japan and the countries of the European Patent Agreement.

      The Company believes that two of these technologies, RubCon and LEM, are ready for commercialization, and has included them in the Principle Technologies which the Company intends to be the focus of its marketing and sales program. RubCon is a rubberized concrete which the Company believes is superior to presently available similar concretes and to conventional cement-based concretes for applications in, among other things, the manufacture of industrial floorings, equipment operating in aggressive chemical media, building foundations, concrete pipes and outdoor structures. LEM is a synthetic, liquid rubber having enhanced mechanical, permeability and anti-corrosive qualities, that the Company believes can be applied successfully as a protective covering for such objects as small-diameter piping, and the intricate parts of pumps, fans and centrifuge rotors. See "Business - Principal Technologies."

      The INP technology consists of a related group of technological processes to produce a variety of polymeric compounds, including polyurethanes, that is based on modifying the molecular structure of olygomeric cyclocarbonates. The INP constituent technologies presently are in their respective research and development phases. No assurance can be given that any INP constituents will be successfully developed or, if developed, will result in commercially saleable or profitable products or processes.

Principal Technologies

      Silicon-Organic (EKOR) Compound. The Company's silicon-organic (EKOR) compound technology was jointly developed by scientists at the I.V. Kurchatov Institute ("Kurchatov") in Moscow and the Euro-Asian Physical Society ("EAPS") for the conservation and containment of ecologically hazardous radioactive materials. The EKOR compound is based on radiation-resistant compounds produced from silicon-organic elastomers. Kurchatov is a physics and scientific research institute, which in the former Soviet Union enjoyed a position of prestige, sophistication and importance roughly equivalent to that of the Lawrence-Livermore National Laboratory in the United States. EAPS is a professional society of over 5,000 scientists, physicists, and engineers in the former Soviet Union. Until August 1, 2014, the Company is the exclusive licensee of all right, title and interest (inclusive of all patent and other intellectual property rights) in and to the EKOR technology in Canada, China, Japan, the Republic of Korea, the United States of America, Ukraine, and all member countries of the European Patent Agreement. See "Certain Relationships and Related Transactions."

      In testing conducted at Kurchatov, the EKOR compound has been shown to be highly resistant to radiation and structural degradation from exposure to radiation, highly fire-resistant, water-proof, and capable of being formulated in densities that display considerable structural strength and weight-bearing properties (based on testing to date) of 100 lbs. per square inch. The Company believes that the EKOR compound is the most technologically advanced material for comprehensively containing both solid and liquid radioactive materials, suppressing radioactive dust and preventing such materials and dust from escaping into the atmosphere or leaching into and contaminating ground-water supplies.

      The Company expects that one of the first commercial uses of its EKOR compound technology will be to contain and stabilize the extensive radioactive debris and dust that continues to accumulate and contaminate the environment at Reactor 4 of the Chernobyl Nuclear Power Plant in Ukraine, the site of a disastrous explosion and near-reactor core meltdown in 1986, and to help structurally support the concrete and steel "sarcophagus" that was built over Reactor 4 as an interim containment measure after the accident. The rapid deterioration of the "sarcophagus," caused by the intense radiation persisting at Reactor 4, has occasioned international concern that without the implementation of effective site containment measures, a second nuclear disaster and possible melt-down may occur. In high dosage radiation tests EKOR compound has met or exceeded all specifications established by the ChNPP authorities for containment materials. In April 1997 the equipment for synthesizing and applying the EKOR compound was successfully demonstrated for officials of ChNPP and other entities.

      The G-7 group of industrialized nations (the United States, United Kingdom, Italy, France, Canada, Japan and Germany) has pledged up to U.S. $3.1 billion to assist in a multi-step project of remediating and closing the plant, with approximately U.S. $300 million budgeted for the project's first containment and site stabilization phase. In September 1997, pursuant to a joint bidding agreement with Duke Engineering & Services, Inc. ("DES"), a business unit of Duke Power Company (the "Company-DES Agreement"), DES and the Company gave formal notice of their intent to bid on the ChNPP Reactor 4 remediation project to the European Bank of Reconstruction and Development ("EBRD").

      Pursuant to an agreement with Kurchatov Research Holdings, Ltd., ("KRH") a Delaware corporation jointly owned by ERBC Holdings, Limited, a British Virgin Islands corporation ("ERBC"), and CIS Development, Inc., a Delaware corporation ("CIS"), 50% of the net profits derived from the sale or licensing of the EKOR compound will be retained by the Company, and 50% will be remitted to KRH. One present employee and one former business representative of ERBC are beneficial owners of shares of the Company's Common Stock, and the chief executive officer and sole shareholder of ERBC is the beneficial owner of 6.9% of the Company's outstanding Common Stock. Peter Gulko, who is a former director, and presently is the President and Secretary of the Company, is the sole record owner of CIS. Pursuant to an agreement between CIS and EAPS (as representative of individual Russian scientists, researchers and academics affiliated with Kurchatov and
EAPS), the shares of KRH common stock registered to CIS are being held by CIS for the benefit of EAPS. From June, 1997 until February 13, 1998, Dr. Randolph
A. Graves (who served as the Chairman, Chief Executive Officer and a director of the Company until January 23, 1998) also served as a director and Secretary of KRH. See "Certain Relationships and Related Transactions."

      In addition to remediation of ChNPP Reactor 4, the Company's near- and mid-term commercialization and marketing efforts relative to the EKOR compound principally are directed at nuclear waste remediation projects in the U.S., Russia and Germany. Pursuant to the Company-DES Agreement, the Company and DES have submitted a successful, first-round demonstration project bid on the U.S. Department of Energy's ("DoE") reactor decommissioning technology program at DoE's Hanford, Washington, reactor facility. Joint Company-DES bids presently are being prepared for other DoE demonstration projects. The Company also has entered into an agreement with the Research Center Julich, a German governmental research institution, providing for its assistance with certifying the EKOR compound for use in Germany. Additionally, the Company is in the process of identifying potential licensees of the EKOR technology, and has commenced initial licensing discussions with a Japanese corporation. No assurance can be given that the EKOR compound will be certified for use in Germany, that the Hanford, Washington DoE demonstration will be successful or that if successful it will result in a project contract being awarded to the Company, or that such licensing discussions will successfully result in the execution of an EKOR license.

      In addition, further applications of the EKOR technology are being reviewed for several sites in Russia: Chelyabinsk Mayak (a plutonium production site), Kola (a disposal site for nuclear fuel from atomic-powered ships and submarines), and Krasnoyarsk (a uranium mining and enrichment facility). To this end, at nominal cost to it, the Company has provided EKOR documentation and material samples to these sites, and has arranged for personnel from Kurchatov and EAPS to be available to provide technical advice regarding pertinent applications of the EKOR compound. To date, the Company has not entered into any agreements pertaining to either the testing or application of the EKOR compound at these sites.

      Non-isocyanate Polyurethane. NIPU is a modified polyurethane that does not contain the toxic isocyanates used in the production of conventional polyurethane, and has lower permeability and greater chemical resistance qualities as compared to conventional polyurethane. The Company believes that these advanced characteristics make NIPU superior to conventional polyurethanes in connection with their use in a number of industrial application contexts such as manufacturing automotive bumpers, paints, plastics and truck beds; airplane and rocket sealants, interior components and seating; construction adhesives, coatings, flooring, glues and rooftops; industrial equipment and machinery; and consumer goods such as appliances, footwear, furniture and plastic products. NIPU was developed by Chemonol. Pursuant to a voting agreement with the Company, Chemonol's Principal Shareholder has agreed to vote his common equity as directed by the Company. See "Business - Acquisition of Israeli Technologies - Incubator Technologies."

      The Company intends to market and sell NIPU through one or more license and/or joint venture agreements with major chemical companies, and has recently commenced initial discussions with several such companies with a view towards negotiating one or more licenses and/or joint venture agreements. Such discussions are in their initial stages, only, and no assurance can be given that all or any of them will result in an NIPU license or joint venture agreement, or that such license or agreement, if concluded, will be on terms favorable to the Company.

      Liquid Ebonite Material. LEM is a synthetic liquid rubber with enhanced mechanical, permeability and anti-corrosive qualities as compared to conventional sheet rubber coverings. In laboratory testing, coverings made with LEM, as compared to conventional sheet rubber coverings, have displayed greater resistance to harsh chemicals such as acids, alkalis and benzene, and have been successfully applied to intricate and complex surfaces such as sieve meshing. Based on the physical and chemical properties of LEM, and on such tests, the Company believes that LEM coverings are capable of providing superior protection to small-diameter piping, and to the intricate parts of pumps, fans and centrifuge rotors. LEM can be applied to form surface coverings using standard coating techniques, including spraying and dipping.

      LEM was independently developed by Prof. Figovsky and was acquired by the Company pursuant to a Technology Purchase Agreement dated January 1, 1998, for a purchase price of $15,000, plus royalties equal to 49% of the Company's net revenues from sales or licenses of any products incorporating LEM, payable for a period of 15 years commencing on January 1, 1998. To date, the Company has not derived any such revenues and does not expect to derive any such revenues in 1998. Prof. Figovsky is a consultant to the Company. See "Business Acquisition of Israeli Technologies - Technologies Acquired from Prof.
Oleg L. Figovsky."

      A major international chemical company has expressed interest in potentially licensing LEM for production and world-wide distribution and sales. At such company's request, the Company is preparing evaluation samples of LEM. No assurance can be given that such chemical company or any chemical or other company will determine that LEM is suitable or economically viable for its business purposes or that any production/distribution license for LEM will be negotiated or executed. See "Business - General," and "Management's Discussion and Analysis of Results of Operation and Financial Condition - Plan of Operation."

      RubCon. "RubCon" is a technologically advanced, polymer-based, rubberized concrete that utilizes polybutadiene (a polymer derived from liquid rubber) as a binding material for the various aggregates that, together with binders, constitute concrete. In laboratory testing RubCon has exhibited high degrees of compression, bending and tensile strength, a high degree of water-resistance and a high degree of resistance to aggressive, corrosive chemicals as compared to conventional "cement" concrete. The Company believes that RubCon has significant potential utility in the manufacture of industrial flooring, equipment operating in aggressive chemical media such as galvanic and electrolysis "baths," foundations, concrete pipes and other underground structures, seismic reinforcement materials, and outdoor structures such as bridges that are routinely exposed to harsh weather, climatic and corrosive conditions.

      RubCon was independently developed by Prof. Figovsky, and was acquired by the Company pursuant to a Technology Purchase Agreement dated January 1, 1998, for a purchase price of $35,000, plus royalties equal to 49% of the Company's net revenues from sales or licenses of any products incorporating LEM, payable for a period of 15 years commencing on January 1, 1998. To date, the Company has not derived any such revenues and does not expect to derive any such revenues in 1998. See "Business - General Acquisition of Israeli Technologies - Technologies Acquired from Prof. Oleg L. Figovsky."

      The Company currently anticipates that it will enter into discussions with one or more of four major chemical companies that presently are evaluating RubCon, with a view towards negotiating product purchase and/or license agreements. No assurance can be given that any of those or any other companies will determine that RubCon is suitable or economically viable for its business purposes, that the Company will enter into discussions or negotiations with any of those companies, or that, if entered into, they will result in product purchases or license agreements. See "Business - General," and "Management's Discussion and Analysis of Results of Operation and Financial Condition - Plan of Operation."

Other Technologies

      The Company also is engaged in the continuing research and development of other technologies it believes to be of potential, future commercial significance.

      Electromagnetic Separation ("EMS") Technology. The Company is participating in the further research and development of a process to electromagnetically separate high temperature superconducting ("HTSC") metal powders, that has been developed by Separator. The Company is the holder of 20% of Separator's common equity and has an option to purchase an additional 31% of such common equity. Pursuant to a voting agreement with the Company, Separator's Principal Shareholders have agreed to vote their common equity as directed by the Company. See "Business - General - Acquisition of Israeli Technologies Incubator Technologies." There can be no assurance that such equity purchase option will be exercised, which will principally depend upon the results of further research and development activities and later expressions of commercial interest, if any, in the EMS technology.

      The electromagnetic separation of HTSC powdered metals is based on the interaction of HTSC particles with alternating magnetic fields at temperatures approaching the level required for "HTSC transition," i.e., the point at which a substance becomes superconducting. The research and testing data provided by Separator indicates that the EMS technology allows for the extraction of powdered metal particles having optimal electrophysical qualities, and in the production of HTSC metallic powders with a critical electrical current that exceeds those of HTSC powders produced using conventional technologies. Based on demonstration testing conducted by Separator, the Company believes that the EMS process for HTSC metallic powder can be used with a variety of powdered metals, and can be configured either as a small bench testing device for laboratory applications at universities and research and development companies, or as an industrial-scale device with the capacity to produce up to 8 kilograms per hour of HTSC powdered metal. The Company believes that the EMS technology can be commercially applied in the production of underground electric transmission cables, transformers, electric power system control and protection systems, motors, generators, magnetic resonance imaging equipment and cellular telephone base stations.

      Powdered Metallurgy Technology. The Company is participating in the further research and development of a process developed by Remptech, to produce extra fine cobalt and nickel powders by recycling materials containing cobalt and nickel. Powdered metallurgy is generally acknowledged as being capable of yielding product with superior structural, physical and mechanical properties. The Company believes that the powdered metallurgy process developed by Remptech is technologically advanced and, based on Remptech's research and testing data, is capable of producing cobalt and nickel powders of 99.8% purity and a grain size of 1-2 micro-centimeters. The Company believes that such purities and grain sizes are significant factors in the manufacture of materials of high quality and internal physical integrity from powdered cobalt and nickel. Cobalt and nickel are among the three naturally occurring elements that display magnetic properties at room temperature and are widely used in metal alloys. Powdered cobalt and nickel are used in a wide variety of industrial applications, including magnetic, electrical and electronic materials and products.

      The Company is the holder of 20% of Remptech's common equity and has options to purchase the 20% common equity interest in Remptech held by Ofek which is partially sponsoring Remptech's research and development activities, and an additional 31% of such common equity from Remptech's Principal Shareholders. Pursuant to a voting agreement with the Company, Remptech's Principal Shareholders have agreed to vote their common equity as directed by the Company. See "Business - Acquisition of Israeli Technologies - Incubator Technologies." There can be no assurance that such equity purchase options will be exercised, which will principally depend upon the results of further research and development activities and later expressions of commercial interest, if any, in the Powdered Metallurgy technology.

      Continuous Combustion Synthesis Technology. The Company also is participating in the further research and development of a process for the continuous combustion synthesis ("CCS") of ceramic, composite and intermetallic powders, including titanium carbide powder, developed by Comsyntech. CCS is a newly devised process utilizing the internal chemical energy of initial reactants in a continuous action reactor, a device being developed by Comsyntech. The Company believes this process offers competitive advantages (such as increased productivity and lower production costs) over conventional technology. Comsyntech research and testing data indicate that materials produced with the CCS technology have exhibited superior high-thermomechanical properties such as high strength, thermo and wear resistance and good corrosion stability. Based on these properties, the Company believes that the CCS technology is of potentially significant utility in producing ceramic, composite and intermetallic powders with potential commercial application in the production of metal-cutting tools and abrasives; metal alloys; aircraft and automotive combustor, nozzle and turbine parts; piezo- and ferro-electric materials; and surgical instruments.

      The Company is the holder of 20% of Comsyntech's common equity and has options to purchase the 20% common equity interest in Comsyntech held by Ofek, which is partially sponsoring Comsyntech's research and development activities, and an additional 31% of such common equity from Comsyntech's Principal Shareholders. Pursuant to a voting agreement with the Company, Comsyntech's Principal Shareholders have agreed to vote their common equity as directed by the Company. See "Business Acquisition of Israeli Technologies - Incubator Technologies." There can be no assurance that such equity purchase options will be exercised, which will principally depend upon the results of further research and development activities and later expressions of commercial interest, if any, in the powdered metallurgy technology.

      Silicon-Carbide "Wafer" Technology. The Company has participated in the development of a silicon carbide "wafer" technology in conjunction with Kurchatov and EAPS. Although no assurance can be given, the Company presently expects that upon the successful completion of its development, all intellectual property, marketing and sales rights in and to the silicon carbide "wafer" technology will be assigned to the Company. While there is no assurance that such technology will be successfully developed, based on reports from Kurchatov the Company believes the silicon carbide technology will permit the production of defect-free, radiation-resistant "wafers" (from which integrated circuit chips are fabricated) that will be approximately twice the size of those currently available. The Company expects that integrated circuit chips fabricated from its silicon carbide wafers will have particular application in high power environments such as automobile and aircraft engine control systems, high power environments such as power control transistors, and environments subject to ionizing radiation such as spacecraft.

      Presently, the Company is not devoting any significant time or resources to the further development of this technology. The Company anticipates that it will resume such participation only after the completion of the ChNPP Reactor 4 remediation project. See "Business - Principal Technologies - Silicon- Organic
(EKOR) Compound".

      Waste-to-Energy Technology. The Company's waste-to-energy technology is a combination of "low-tech" mechanical technologies, "high-tech" combustion controls, modern emissions abatement technology and effective operation procedures configured into modules that produce steam energy from ordinary municipal waste. The basic configuration was pioneered in 1980 by the U.S. National Aeronautics and Space Administration ("NASA") and the city of Hampton, Virginia, to provide steam power for NASA's Langley Research Center and the Langley Air Force Base.

      The Company has entered into a technology transfer and consulting agreement with Eurowaste Management, Ltd., a Delaware corporation ("EuroWaste"), under which Eurowaste will pay the Company a U.S. $2.4 million technology transfer fee prior to the construction of the first waste-to-energy plant, and a design and implementation consulting fee of U.S. $425,000 for each subsequent plant. A shareholder of the Company who beneficially owns less than 1% of the Company's Common Stock is the chairman, chief executive officer and a shareholder of Eurowaste. See "Certain Relationships and Related Transactions."

      The Company recently has de-emphasized its prior plans to introduce its waste-to-energy technology in the city of Cherkassy, Ukraine principally because neither the Ukrainian government, the city of Cherkassy nor Eurowaste has obtained construction or other financing for the proposed Cherkassy waste-to-energy facility, and because the Company believes that marketing its Principal Technologies is more likely to result in near-to-mid-term revenues than is the Cherkassy waste-to-energy project. If commenced, the Cherkassy waste-to-energy facility will take approximately thirteen months to construct, with an expected energy output of approximately seven megawatts per day, based on an assumed consumption of approximately 240 tons of municipal waste per day.

      There is no assurance that the necessary financing will be obtained or that, if obtained, it will be on terms favorable to the venture. Neither is there any assurance that the Ukrainian government will not abandon its support of the proposed Cherkassy facility. In the absence of such financing and governmental support the construction in Ukraine of any waste-to-energy facilities utilizing the Company's technology cannot be expected to occur.

      Automated Parking Garages. Automated parking technology consisting of computer-controlled, rotating carousels which can be configured to contain varying numbers of automobile parking spaces, substantially reduces the economically unproductive space devoted to ramps and maneuvering areas in traditional, multi-story parking garages, and through the use of elevators and multi-level "stacking" of the carousels, permits the erection of high-capacity garages on parcels of land otherwise too small for such use. Essentially, automobiles are raised by elevators to computer-controlled carousels which rotate the vehicles to their respective parking slots. The Company believes that its automated parking technology is particularly useful in congested urban areas and in cities where available land for parking is scarce.

      The Company contemplates that the automated parking technology will be introduced in Moscow, Russia. Moscow has experienced a substantial increase in automobile ownership and traffic congestion, and which has a relative scarcity of existing parking spaces and construction sites of a size suitable for traditionally designed parking garage facilities. The municipal government of Moscow has allocated a suitable construction site for the Company's intended, initial automated parking venture, located at Arbat 8-10. Arbat is one of the City of Moscow's principal commercial districts.

      The Moscow automated parking garage will be developed, and if completed will be owned and operated, by "Cinema World on Arbat," a Russian joint stock company, the equity of which is owned 50% by Arbat American Autopark, Ltd., a Delaware corporation ("Arbat American"), 45% by "Soyuz Agat Fil," a Russian company to which the Moscow municipal government has allocated the construction site and which holds the necessary construction approvals and permits, and 5% by a privately owned Russian affiliate of "Mosinterstroi," a quasi-governmental entity of the City of Moscow. 40% of the equity of Arbat American is owned by ERBC. One present employee and one former business representative of ERBC are beneficial owners of shares of the Company's Common Stock, and the chief executive officer of ERBC is the beneficial owner of 6.9% of the Company's outstanding Common Stock. One of the directors of Arbat American is a shareholder of the Company's Common Stock, and another individual, who is a director and the president of Arbat American, is a shareholder of the Company's Common Stock.

      The Company has identified automated parking garage equipment, plant, specifications and engineering documentation, adaptable to the multiple applications required for garage sites in Moscow, for use by Arbat American. Arbat American will purchase such equipment, plant, specifications and documentation from MEPA-Sachisische Parksystemme GmbH, a German company.

      Pursuant to a technology agreement entered into with Arbat American, the Company has been paid a one-time fee of U.S. $225,000 in respect of the Arbat parking garage ($1,250 for each parking space to be contained in the automated parking facility), which constitutes the Company's sole compensation in respect of that facility. That agreement also provides for the payment to the Company of a one-time fee of U.S. $1,250 for each parking space to be contained in any garage facilities that in the future are developed, owned and/or operated by Arbat American and use the automated parking technology. Presently, the Company is not aware of any plans of Arbat American for any further such parking garages.

      The Company has been advised that Arbat American has, to date, not obtained project financing for the proposed Arbat facility, and that Arbat American could for that reason be declared in default of its obligations under its agreements with the Municipal Government of Moscow. If Arbat American is declared to be in default, its ability to commence the project, and any other similar project in Moscow, could be jeopardized. See "Certain Relationships and Related Transactions."

      Re-sealable Containers. Pursuant to a sublicense (the "Re-sealable Container Sublicense") entered into in December 1997, the Company has acquired from ERBC an exclusive, worldwide and perpetual license to commercialize, use, exploit and market two mechanical systems (the "Re-sealable Container Systems") for re-sealing soft-drink (and other similarly configured) beverage cans, and cardboard "TetraPak" beverage containers. "TetraPak" containers are four-sided, pyramidical beverage containers widely used in Europe, made of packaging material similar to milk "cartons" familiar to the U.S. market. The "TetraPak" resealing system attaches to and re-seals opened containers by creating an air-pocket between the containers outer surface and the re-sealing device. The beverage can re-sealing device is designed to attach to the top of the beverage can and provides a manually operated metal flap that, when rotated into position over the opening in the can, creates a leak-proof, gas-tight seal.

      The Re-sealable Container Systems are each designed to integrate with the "TetraPak" container or beverage can top, as the case may be, and permit re-sealing without deforming the container's shape or diminishing its volume capacity. The Company believes that the Re-sealable Container Systems more effectively preserve the freshness and hygiene of the contents of opened beverage cans and "TetraPak" containers, and (in the case of the beverage can re-sealing system) more effectively prevents leakage and loss of carbonation, than presently available re-sealing devices. The Company further believes that the Resealable Container Systems have a variety of potential applications that include carbonated and noncarbonated beverages, canned infant formula, canned motor oil, and dry package contents such as breakfast cereals, coffee, flour and sugar.

      ERBC acquired an exclusive, worldwide and perpetual license to the Re-sealable Container Systems pursuant to a license agreement, dated March 20, 1997, with Cetoni Unwelttechnologie-Emwik Lungs GmbH ("Cetoni"), a German company that developed and held all right, title and interest in and to those systems, in consideration of ERBC's payment to Cetoni of U.S. $495,000 plus 50% of all royalties received by ERBC from sales of products and devices embodying or otherwise using Re-sealable Container Systems. Under the Re-sealable Container Sublicense the Company paid ERBC U.S. $495,000 in consideration of the sub-license granted thereunder, and is obligated to pay to Cetoni 50% of all royalties received by the Company from sales of such products and devices. ERBC will not receive from the Company any portion of such royalties.

      ERBC is the beneficial owner of 255,000 shares of the Company's Common Stock. The chief executive officer and sole shareholder of ERBC is the beneficial owner of 6.9% of the Company's Common Stock, and one present employee and one former business representative of ERBC are beneficial owners of shares of the Company's Common Stock. See "Certain Relationships and Related Transactions."

      Other technologies, including the "CORO" telephone technology (see note 9(d) to the Company's Financial Statements) are presently being evaluated by the Company. Pending the results of those evaluations, the Company has no current plans to develop or commercialize those technologies.

      The Company is not a subsidiary of another corporation, entity or other person. The Company does not have any subsidiaries.

Employees

      The Company has five full-time employees and four part-time employees.

      None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory and has not experienced any labor problems.

Competition and Marketing

      The near-term, primary markets for the Company's products and technologies and chemical manufacturing and radioactive contamination containment, remediation and transportation. Mid-term markets are expected to continue in these industries. The Company has limited experience in marketing its products and technologies and, other than in connection with the remediation of Reactor 4 at ChNPP, intends to rely on licenses and joint ventures with major international chemical and other companies (and in the case of the EKOR compound, upon its joint bidding agreement with DES) for the marketing and sale of its Principal Technologies. In contrast, other private and public sector companies and organizations have substantially greater financial and other resources and experience than the Company. Competition in the Company's business segments is typically based on product recognition and acceptance, price, and marketing and sales expertise and resources. Any one or more of the Company's competitors or other enterprises not presently known to the Company may develop technologies and/or products which are superior to the Company's, significantly underprice the Company's products and technologies, and/or more successfully market existing or new competing products and technologies. To the extent that the Company's ability to compete could be materially and adversely affected.

Regulation

      The Company is not aware of any U.S. or foreign laws or regulations that govern the marketing, sale or use of any of its present technologies, other than U.S., Russian and various Western European environmental safety laws and regulations pertaining to the containment and remediation of radioactive contamination and the toxicity of materials used in connection therewith (in the case of the EKOR compound), and local, Russian and Ukrainian site approval and construction permit, and construction code compliance requirements (in the cases of the Company's automated parking and waste-to-energy technologies). Based on the results of tests conducted at Kurchatov, the Company believes that the EKOR compound meets applicable U.S. and German regulatory standards. However, there can be no assurance that more stringent standards may not in the future be adopted, or that if adopted, they will not materially increase the cost to the Company of licensing and using the EKOR compound, or prevent its use altogether. Moreover, there can be no assurance that any or all jurisdictions in which the Company presently or in the future conducts its business will not enact laws or adopt regulations which increase the cost of or prevent the Company from licensing its other technologies or otherwise doing business therein. Particularly in the cases of Russia and Ukraine, the enactment of such laws or the adoption of such regulations may have a presently unquantifiable, substantial adverse impact on the Company's financial condition, business and business prospects.

Intellectual Property

      Of the Company's present technologies, patent protection has been sought only for the EKOR compound material and the Re-sealable Container Systems. Patent applications on EKOR have been filed by the Company and are pending in the U.S., Ukraine and Japan, and two such patent applications have been filed by EAPS in Russia, one of which is pending, and one of which has been granted. Patent applications on the Re-sealable Container Systems have been filed and are pending in Germany. The Company's success depends, in part, on its ability to obtain and protect patents covering, and maintain trade secrecy protection of its EKOR compound and other Principal Technologies, as well as other, future technologies, and to operate without infringing on the proprietary rights of third parties. Additionally, since the waste-to-energy technology is a combination of existing, public domain technologies, it is uncertain whether the waste-to-energy technology is patentable. Accordingly, such technology could be subject to appropriation and use by any individual or entity that is so inclined, for which the Company might not have legal recourse under any national or international patent law. There can be no assurance that any of the Company's pending or future patent applications will be approved, that the Company will develop additional proprietary technology that is patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by third parties or that the patents of others will not have an adverse effect on the Company's ability to conduct its business. Furthermore, there can be no assurance that others will not independently develop similar or superior technologies, duplicate any of the Company's processes, or design around any technology that is patented by the Company. It is possible that the Company may need to acquire licenses to, or to contest the validity of, issued or pending patents of third parties relating to its products. There can be no assurance that any license acquired under such patents would be made available to the Company on acceptable terms, if at all, or that the Company would prevail in any such contest. In addition, the Company could incur substantial costs in defending itself in suits brought against the Company on its patents or in bringing patent suits against other parties.

      In addition to patent protection, the Company also relies on trade secrets, proprietary know-how and technology which it seeks to protect, in part, by confidentiality agreements with its prospective working partners and collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

Item 2. Description of Property

      The Company's headquarters are located at 1101 30th Street, N.W., Suite 500, Washington, D.C. 20007 pursuant to a lease commencing March 1, 1998, and ending August 31, 1998, for which the Company pays monthly rent of $3,350. The Company believes that its current facilities are sufficient to meet its requirements.

      The Company also occupies office space at the premises of Technion Entrepreneurial Incubator, Ltd., in Haifa, Israel, on a month-to-month tenancy basis. The Company expects to commence rental payments for such Israeli office in March, 1997 at the rate of $300 per month. Such office will be utilized by the Company for its contemplated, Israeli technology development and marketing activities. See "Business -- General."

Item 3. Legal Proceedings

      In December 1997, Raymond Dirks, Jessy Dirks, Robert Brisotti and David Morris filed an action in the Supreme Court for the State of New York, County of New York, against Eurotech Ltd. for breach of contract, seeking injunctive relief, specific performance and monetary damages of nearly $5 million (the "Dirks Litigation"). The Dirks Litigation arises solely from an agreement between Eurotech and National Securities Corporation ("National") relating to financial advisory services to be performed by National Securities Corporation, a broker/dealer with which the plaintiffs were affiliated and of which Raymond Dirks Research was a division. Eurotech granted National a warrant certificate for 470,000 shares at $1.00 per share (as adjusted to reflect the June 1, 1996, four-to-one forward split of the Company's Common Stock) as a retainer for general financial advisory services. In conjunction with the separation of the plaintiffs and Raymond Dirks Research from National Securities Corporation, National assigned a significant portion of the warrant certificate to the plaintiffs.

      The plaintiffs allege among other things that they are entitled to damages composed of both the value of the stock on the date of their purported exercise of an alleged assignment of the warrant certificate, and the decrease in value of the price of the stock since the date of their purported exercise. Eurotech believes that the plaintiffs have significantly overstated their monetary damage claim and that, having sought monetary damages, the plaintiffs are not entitled to any type of equitable relief.

      Process was served upon Eurotech in late January 1998. Eurotech intends to vigorously defend and believes that the plaintiffs' claims will be resolved favorably to the Company. If the Company were to be adjudged liable in the Dirks Litigation, the resolution of the litigation could have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Trading Market

      The Company's Common Stock trades on the NASD Electronic Bulletin Board market under the symbol Euro.

Number of Shareholders of Record

      As of March 31, 1998, the Company had 151 shareholders of record.

Dividends. To date the Company has not declared or paid dividends on its Common Stock. The Company presently plans to retain earnings, if any, for use in its business.

Market Price. Over the counter market quotations reflect inter-dealer prices without markup, markdowns, or commissions and may not represent actual transactions. The following table set forth the quarterly high and low closing bid and closing asked prices (in U.S. dollars) for the Company's Common Stock, since July 25, 1995.

                                              CLOSING BID        CLOSING ASKED

                       1995                  HIGH      LOW       HIGH      LOW
                       ----                  ----      ---       ----      ---

JULY 25 (First Available) THRU SEPT. 29      .718     .531       .781     .593

OCT. 2 THRU DEC. 29                         1.000     .562      1.125      .75

                       1996
                       ----

JAN. 2 THRU MAR. 29 (Excluding Jan. 8)      1.343    1.000      1.467    1.125

APR. 1 THRU JUNE 21                         2.312     .625      2.406      .75

JUNE 24 THRU JUNE 28                        2.625    2.000      2.875    2.375

JULY 1 THRU SEPT. 30                        2.500    1.325      2.625  1.40625

OCT. 1 THRU DEC. 31                        10.000   1.9375     10.250   2.0625

                       1997
                       ----

JAN. 2 THRU MAR. 31                         12.25    5.625     12.500    6.000

APR. 1 THRU JUNE 30                         9.625    4.000      9.750    4.250

JULY 1 THRU SEPT. 30                        6.875    5.000      7.125   5.1875

OCT. 1 THRU DEC. 31                        5.4375    1.875     5.5625   1.9375

                       1998
                       ----

JAN. 2 THRU MAR. 31                        3.3125    2.000      3.375   2.18725

      Recent Sales of Unregistered Securities

      In December, 1995, the Company completed a private placement of 4,280,000(1) shares of its Common Stock for an aggregate offering price of $305,000, of which: (i) 440,000 shares were issued in exchange for services rendered in connection with that offering, valued by the Company at $27,500;
(ii) 600,000 shares were issued in exchange for certain legal, financial public relations and investment banking services rendered to the Company and valued by the Company at $75,000 in the aggregate; and (iii) 600,000 shares were issued in exchange for a certain technology license, valued by the Company at $37,500. The shares were offered and sold in reliance on an exemption from registration pursuant to Rule 504 of Regulation D under the Securities Act of 1933 (the "Act") and only to accredited investors within the meaning of Rule 501 of the Regulation D under the Act. The proceeds of such offering have been used as follows:

                       Purpose                         Amount
                       -------                         ------

           Payment for services rendered             $  102,500
           Acquisition of technology license         $   37,500
           Technology development                    $  165,000

      In June, 1996, the Company completed a private placement of 2,718,0001 shares of its Common Stock for an aggregate offering price of $679,500. The shares were offered and sold in reliance on an exemption from registration pursuant to Rule 504 of Regulation D under the Act and only to accredited investors within the meaning of Rule 501 of the Regulation D under the Act. The proceeds of such offering have been used as follows:

                       Purpose                         Amount
                       -------                         ------

           Bonuses                                   $  20,000
           Accounting Fees                              22,000
           Technology Development                      637,500

      In December, 1996, the Company completed a private placement of 40 Units, each consisting of the Company's one-year promissory note in the principal amount of $50,000 and 25,000 shares of its Common Stock for an aggregate offering price of $2,000,000. The Units were offered and sold in reliance on an exemption from registration pursuant to Rule 506 of Regulation D under the Act, and only to accredited investors within the meaning of Rule 501 of Regulation D under the Act.

----------
      (1) On June 1, 1996, the Company's Board of Directors authorized a four-for-one forward split of the then outstanding shares of the Company's Common Stock. The number of shares issued in this offering have been re-stated adjusted to reflect such stock split.

      The proceeds of such offering have been used as follows:

                       Purpose                         Amount
                       -------                         ------

           Legal fees                                $ 120,000
           Accounting fees                               5,000
           Consulting fees                             350,000
           Repayment of loans                          210,000
           Salaries                                    100,000
           Technology development                      915,000
           Reserved for working capital                300,000

      In November 1997, the Company completed a private placement of $3,000,000 principal amount of its 8% Convertible Debentures due November 27, 2000 (the "Debentures") and of Warrants to purchase up to 60,000 shares of the Company's Common Stock (the "Warrants") (the Debentures and the Warrants, collectively, the "Securities"). The Warrants were issued as additional consideration for the purchase of the Debentures. The Securities were offered and sold in reliance on an exemption from registration pursuant to Rule 506 of Regulation D under the Act, and only to "accredited investors" within the meaning of Rule 501 of Regulation D. See "Management's Discussion and Analysis of Results of Operation and Financial Condition -- Liquidity and Capital Resources." The proceeds of such offering have been and will be used as follows:

                       Purpose                         Amount
                       -------                         ------

           Technology acquisition and development    $ 1,000,000

           Interest on debt                              678,000

           Working capital                             1,000,000

      In February 1998 the Company completed a private placement of $3,000,000 principal amount of its 8% Convertible Debentures due February 23, 2001 (the "Debentures") and of Warrants to purchase up to 60,000 shares of the Company's Common Stock (the "Warrants") (the Debentures and the Warrants, collectively, the "Securities"). The Warrants were issued as additional consideration for the purchase of the Debentures. The Securities were offered and sold in reliance on an exemption from registration pursuant to Rule 506 under Regulation D under the Act, and only to "accredited investors" within the meaning of Rule 501 of Regulation D. See "Management's Discussion and Analysis of Results of Operation and Financial Condition - Liquidity and Capital Resources." The proceeds of such offering have been and will be used as follows:

                       Purpose                         Amount
                       -------                         ------

           Retirement of Debt                        $ 2,000,000

           Working Capital                               765,000

Item 6. Selected Consolidated Financial Information

      The selected financial information set forth below is derived from the Company's financial statements and should be read in conjunction with the financial statements and related notes of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Form 10-K.

Statement of Operations Data:(2)

                                                                                                                    For the Period
                                                    For the Period from                           For the Year      from Inception
                                                  Inception (May 26, 1995)  For the Year Ended       Ended         (May 26, 1995) to
                                                    to December 31, 1995    December 31, 1996   December 31, 1997  December 31, 1997
                                                    --------------------    -----------------   -----------------  -----------------
RESEARCH AND DEVELOPMENT EXPENSES                       $    212,061          $  1,170,782        $  1,007,671       $  2,390,514

CONSULTING FEES                                              266,900             1,486,830           1,392,845          3,146,575

OTHER GENERAL AND ADMINISTRATIVE EXPENSES                     34,265               547,447           1,262,067          1,843,799

INTEREST EXPENSE                                                  --                43,422             270,740            314,162

AMORTIZATION OF DEFERRED AND UNEARNED FINANCE COSTS               --               228,502           8,507,919          8,736,421
                                                        ------------          ------------        ------------       ------------

      NET LOSS                                          $   (513,226)         $ (3,476,983)       $(12,441,242)      $(16,431,451)
                                                        ============          ============        ============       ============

NET LOSS PER SHARE                                      $      (0.06)         $      (0.23)       $      (0.71)
                                                        ============          ============        ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              8,159,467            14,808,000          17,581,711
                                                        ============          ============        ============

Balance Sheet Data:

                                                 At December 31,

                                     1995            1996              1997
                                   ---------      -----------      ------------

Working Capital (deficit)          $  42,000      $(1,809,237)     $ (2,156,753)
Total assets                       $  56,000      $   617,492      $    952,243
Total liabilities                  $  13,000      $ 2,292,316      $  5,801,966
Deficit accumulated during
the development stage              $(513,000)     $(3,990,209)     $(16,431,451)
Total stockholders' equity
(deficiency)                       $  43,000      $(1,674,824)     $ (4,849,723)

----------
      (2) Through December 31, 1997, and since that date, the Company has not derived any significant sales revenues.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

      The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the selected financial data and the financial statements and notes thereto appearing elsewhere herein.

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-K are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to commercialize its technologies successfully, which will be dependent on business, financial and other factors beyond the Company's control, including, among others, market acceptance, ability to manufacture on a large scale basis and at feasible costs, and all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of new products.

Plan of Operation

      The Company is a development stage, technology transfer, holding and management company formed to commercialize new, existing but previously unrecognized, and previously "classified" technologies, with a particular emphasis on those developed by prominent research institutes and individual researchers in the former Soviet Union and in Israel, and to commercialize those and other Western technologies for business and other commercial applications principally in Central Europe, Ukraine, Russia and North America. Until recently the Company had been principally engaged in identifying, monitoring, reviewing and assessing technologies for their commercial applicability and potential, and in acquiring selected technologies by equity investment, purchase, assignments, and licensing arrangements. The Company believes that the Principal Technologies are presently ready for commercialization and marketing. To that end, the Company has decided to devote its business activities and resources principally to the marketing and sale of the Principal Technologies, which include its EKOR compound technology. The Company recently has initiated a marketing and sales program for the Principal Technologies, and also has initiated discussions with a number of prominent, potential users thereof, with a view towards the future negotiation and execution of licensing and/or joint venture marketing and sales agreements. The Company is proceeding with the marketing and potential application of its EKOR compound technology in connection with nuclear contamination remediation projects at the Chernobyl Nuclear Power Plant, and in the U.S., Russia and Germany. See "Business." The Company intends to operate its business by licensing its technologies to end-users and through development and operating joint ventures and strategic alliances.

      The Company was organized and commenced operation in May of 1995. The Company is in the development stage and until recently its efforts have been principally devoted to research and development activities and organizational efforts, including the identification, review and acquisition of various technologies, recruiting its scientific and management personnel and alliances and raising capital.

      The Company has not been profitable since inception and expects to incur substantial operating losses over the next twelve months. For the period from inception to December 31, 1996, the Company incurred a cumulative net loss of $3,990,209, and for the period from inception to December 31, 1997, a cumulative net loss of $16,431,451. The Company expects that it will generate losses until at least such time as it can commercialize its technologies, if ever. No assurances can be given that any of the Company's technologies can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

      The Company's plan of operation for the next twelve months will consist of activities aimed at: (i) negotiating and executing license and/or joint venture agreements with industrial end-users for the marketing and sale of "NIPs," "RubCon" and "LEM", Israeli technologies as to which the Company has acquired equity participation and marketing rights see "Business"; (ii) continuing its work with Kurchatov, EAPS and ChNPP with a view towards using the EKOR compound in the remediation of ChNPP Reactor 4; and (iii) through an agreement entered into in April, 1997 with DES, continue to bid jointly with DES on U.S. nuclear waste transportation, contaminant and like projects utilizing the EKOR compound. See "Business - Principal Technologies." To a lesser extent (and apart from the Principal Technologies), the

Company also intends to continue its efforts in connection with those of its technologies that are not presently ready for commercialization and marketing. See "Business - Other Technologies."

Results of Operation

For the Year Ended December 31, 1996 vs. the Period from Inception (May 26 1995) to December 31, 1995:

      The Company commenced operations on May 26, 1995. The Company has had no significant revenues to date. Consulting and other general and administrative expenses increased from $301,000 for the period ended December 31, 1995 to $2,034,000 for the year ended December 31, 1996 principally as a result of adding an executive secretary, a Director of Corporate Planning and a Market Research Analyst as employees and increased marketing and research consulting expenses. During 1996, the Company satisfied obligations under consulting arrangements aggregating $1,210,000 by the issuance of 4,345,036 shares of Common Stock.

      The Company is focusing on the commercialization of its technologies. Research and development expenses (consisting principally of expenses associated with the final development of the EKOR compound, validation testing of the EKOR compound and its application, and the fabrication of EKOR production equipment) increased in the year ended December 31, 1996 to $1,171,000 from $212,000 for the period ended December 31, 1995 as the Company funded the development of additional technologies.

      For the year ended December 31, 1996 and the period from inception (May 26, 1995) through December 31, 1995, the Company incurred operating losses of $3,205,000 and $513,000, respectively. The losses are principally due to expenses incurred in the development of the technologies, including administrative expenses and consulting expenses.

      Interest expense and amortization of deferred and unearned finance costs increased from $-0- in 1995 to $272,000 in the year ended December 31, 1996. This increase was attributable to financing costs related to promissory notes of $341,000 and a bridge loan of $2,000,000. See Note 6 to the accompanying financial statements.

For the Year Ended December 31, 1997
vs. the Year Ended December 31, 1996:

      For the year ended December 31, 1997, consulting expenses decreased to $1,392,845 from $1,486,830 for the year ended December 31, 1996. Other general and administrative expenses for the year ended December 31, 1997, increased to $1,262,067 from $547,447 for the year ended December 31, 1996 principally as a result of an increase of $469,000 in legal fees, recording a charge against operations of $75,000 in connection with the abandoned initial public offering, and a $90,000 increase in salaries from additions to staff, in the 1997 period as compared to the 1996 period.

      Research and development expenses for the year ended December 31, 1997, decreased to $1,007,671 from $1,170,782 for the year ended December 31, 1996, attributable to the Company having completed research and development related to its EKOR compound technology.

      For the years ended December 31, 1997 and December 31, 1996, the Company incurred operating losses of $3,662,583 and $3,205,059, respectively. These losses are principally the result of expenses incurred in developing the Company's EKOR technology and the lack of revenues.

      Interest expense and amortization of deferred and unearned finance costs increased from $271,924 for the year ended December 31, 1996, to an aggregate of $8,778,659 for the year ended December 31, 1997 (of which, $270,740 represents interest expense). This increase was attributable principally to $7,218,219 of financing costs, exclusive of interest expense, related to the issuance of 2,000,000 additional shares of Common Stock to holders of promissory notes issued in connection with a bridge financing completed in December 1996 as penalties in connection with such holders' registration rights,

$367,128 of financing costs related to the issuance on November 27, 1997, of $3,000,000 principal amount of 8% Convertible Debentures, and $862,680 of financing costs related to the issuance of warrants to purchase 364,000 shares of Common Stock in repayment of certain shareholder loans.

      The Company recorded an additional charge against income of approximately $2,000,000 during the fourth quarter of 1997 related to shares of common stock issued in connection with the bridge financing completed in December 1996. The Company has only recently initiated marketing and sales efforts in connection with its Principal Technologies (see "Business - General; - Principal Technologies"), and, consequently, there can be no assurance that the company will be profitable on quarterly or annual basis.

Liquidity and Capital Resources

      The Company's principal sources of working capital have been net proceeds of $842,000 from the offering of common stock under Rule 504 of Regulation D, shareholder advances aggregating $761,440, the bridge financing discussed below, completed in December 1996 of $2,000,000, and from the private placement of $3,000,000 principal amount of 8% Convertible Debentures completed in November 1997. Of the shareholder advances, promissory notes evidencing approximately $200,000 of shareholder indebtedness were exchanged for units in the bridge financing and the balance was repaid from the proceeds of the bridge financing. The net proceeds of the bridge financing reflect the cancellation of the notes referred to above were used for repayment of accrued liabilities and funding the development of certain technologies and for other working capital purposes. The Company had a working capital deficiency and stockholders' deficiency of $1,809,237 and $1,674,824, respectively, as of December 31, 1996 and $2,156,753 and $4,849,723, respectively, at December 31, 1997. The report of the Company's independent certified public accountants contains an explanatory paragraph which expresses substantial doubt as to the Company's ability to continue as a going concern.

      In December 1996, the Company entered into a purchase agreement for an offering of up to an aggregate of 40 units to certain accredited investors as defined by Rule 501 of Regulation D under the Act in reliance on an exemption from registration under Rule 506 of Regulation D (the "Bridge Financing"). Each unit consists of one promissory note (a "Bridge Note") issued by the Company in the principal amount of $50,000 bearing interest at the rate of 12% per annum and 25,000 shares of the Company's Common Stock. Under the agreement, the notes were due one year from the issuance date. Gross proceeds received under this offering were $2,000,000. Holders of the shares of common stock issued pursuant to this agreement have, among other things, demand and mandatory registration rights, including penalties, which require the Company to issue to the unit holders up to 1,000,000 additional shares of common stock if such shares were not registered under the Act within the specified time frame. As of December 31, 1996, the Company recorded an additional 500,000 shares of Common Stock to be issued under the offering based on the Company's belief that it would not meet one of the two filing deadlines. The Company did not meet either filing deadline and, accordingly the 500,000 additional common shares recorded as of December 31, 1996, were issued to such holders in April, 1997, and a further 500,000 common shares were issued to such holders in August, 1997. See Note 6 to accompanying financial statements. As of their maturity in December 1997, the Company had insufficient funds to repay such notes and, accordingly, has obtained the agreement of the noteholders to extend the notes' maturity until March 18, 1998, in consideration of the issuance to the noteholders of an aggregate of 1,000,000 shares of the Company's Common Stock. The Company has agreed to register such shares of Common Stock under the Act, and they are included in the shares offered hereby. Pursuant to the terms of the notes, as of December 19, 1997 their interest rate has been increased to 15% per annum. The Bridge Notes and all accrued interest thereon were repaid by the Company on February 26, 1998.

      In November 1997 and February 1998, the Company completed two private placements, each of $3,000,000 principal amount of its 8% Convertible Debentures due November 27, 2000 and February 23, 2001, respectively (the "Debentures"). In each such private placement, warrants (the "Warrants") to purchase up to 60,000 shares of Common Stock (the Debentures and Warrants, collectively, the "Securities," each offering of the Securities a "Debenture Offering," and the offering of the Securities the "Debenture Offerings")were also issued. The Securities were offered and sold only to accredited investors as defined by Rule 501 of Regulation D under the Act, in reliance on an exemption from registration under Rule 506 of Regulation D.

      The Debentures may be converted by the holders thereof (each a "Debenture Holder" and collectively the "Debenture Holders"), in whole or in part, at any time and from time to time during the period beginning on the earlier of February 25, 1998 (August 22, 1998 in the case of the Debentures issued in the February 1998 Debenture Offering), or the date upon which a Registration Statement under the Act covering the shares of Common Stock into which the Debentures are convertible (the "Underlying Shares") is declared effective by the Securities and Exchange Commission (the "SEC"), and ending on November 27, 2000 (February 23, 2001, in the case of the Debentures issued in the February 1998 Debenture Offering). The Debentures may be converted into a number of shares of Common Stock equal to the quotient of (i) the outstanding principal amount of Debentures to be converted (plus all accrued but unpaid interest thereon), divided by (ii) the "Conversion Price" (determined as set forth below). The Debentures may also be converted by the Company, in whole or in part, at any time and from time to time on or after November 27, 1999 (February 23, 2000, in the case of the Debentures issued in the February 1998 Debenture Offering) into a number of shares of Common Stock determined in accordance with the foregoing calculation, subject to certain restrictions relating to the registration of the Underlying Shares and the trading of the Company's Common Stock. The "Conversion Price" in relation to conversion of the Debentures by either the Debenture Holders or the Company is the lesser of (a) $5.38 or (b) the average closing bid price per share of Common Stock for the five trading days immediately preceding the conversion date, multiplied by (x) 80% in the case of conversions effected prior to May 29, 1998 (August 22, 1998 in the case of the February 1998 Debenture Offering), (y) 75% in the case of conversions effected on or after May 29, 1998 (August 22, 1998 in the case of the February 1998 Debenture Offering) but prior to November 25, 1998 (February 8, 1999 in the case of the February 1998 Debenture Offering) and (z) 70% in the case of conversions effected on or after November 25, 1998 (February 8, 1999 in the case of the February 1998 Debenture Offering). In the case of Debenture conversions by Debenture Holders, the "Conversion Price" may not be less than a specified "floor" initially set at $2.00 ($1.625 in the case of the February 1998 Debenture Offering).

      The Warrants may be exercised by the holders thereof (each a "Warrant Holder" and collectively the "Warrant Holders") at any time and from time to time during the period beginning on November 27, 1997 (February 23, 1998, in the case of the Warrants issued in the February 1998 Debenture Offering) and ending at 5:30 p.m. New York time on November 27, 1999 (February 23, 2000, in the case of the Warrants issued in the February 1998 Debenture Offering) at a per share exercise price of $4.73 ($2.73 in the case of the February 1998 Debenture Offering). The Warrant Holders have "piggy-back" registration rights with respect to all or any portion of the Warrant Shares, pursuant to which the Company, upon the request of any Warrant Holder, is obligated to include the Warrant Holder's Warrant Shares (or any portion thereof as the Warrant Holder may elect) in any Registration Statement under the Act that the Company files with the SEC (other than Registration Statements on Form S-8 or Form S-4 covering securities issued by the Company pursuant to an employee benefit plan or in connection with a merger, acquisition or similar transaction, respectively), and naming the Warrant Holder as a selling shareholder therein.

      Pursuant to the Debenture Offerings the Company agreed that if a Registration Statement under the Act covering the Underlying Shares were either not filed with the SEC on or prior to January 15, 1998 or, if filed, not declared effective by the SEC on or prior to February 16, 1998, the Company will be obligated to pay to the Debenture Holders liquidated damages equal to 1% of the aggregate principle amount of the then outstanding Debentures, on the first day of each month until such filing or effectiveness deficiency is cured. Neither deadline was met, and the Company was obligated to make monthly payments of $30,000 to the Debenture Holders until the Registration
Statement was declared effective.

      The Company has agreed to fund the commercialization of certain technologies developed in the former Soviet Union by scientists and researchers at Kurchatov, other institutes associated therewith, and EAPS, collectively the "Scientists". Kurchatov will provide the materials, facilities and personnel to complete the necessary work to commercialize such technologies. The Company also has agreed to provide funding in connection with the marketing and sale of three Israeli technologies (RubCon, LEM and NIPs, see "Business -- General; -- Principal Technologies") and to provide funding for the further research and development of four other Israeli technologies. See "Business -- Other Technologies." Total planned expenditures under these programs, including related general and administrative expenses, are expected to approximate $1,500,000 during fiscal year 1997 and $800,000 during fiscal year 1998. The Company's principal sources of funding for these expenditures during fiscal 1997 were remaining cash from the Bridge Financing ($380,000 as of December 31, 1996 and $0 as of December 31, 1997) and loans from shareholders and other private lenders, which for the period January 1, 1997, through December 31, 1997, have totalled approximately $450,000. The Company's principal source of funding for these expenditures during fiscal year 1998 will be the proceeds of the Debenture Offerings. As the development of each technology is completed and the technology's commercial applications are identified, the Company also will seek joint venture partners to fund any further capital expenditures, including the project financing.

      As discussed above, the Company may require additional financing to continue to fund research and development efforts, operating costs and complete necessary work to commercialize its technologies. The Company has determined not to proceed with a previously contemplated, initial public offering of 5,000,000 shares of cumulative convertible preferred stock. Costs in connection therewith, aggregating $75,000, will be charged to expenses during fiscal year 1997.

      The Company is exploring additional sources of working capital, including further private sales of securities and joint ventures and licensing of technologies. During the first three quarters of 1997 the Company relied on shareholder loans and remaining Bridge Financing proceeds as its principal sources of working capital. Through its joint bidding agreement with DES (see "Business -- Principal Technologies -- Silicon-Organic Compound"), the Company has successfully bid on a remediation demonstration project at the federal nuclear facility in Hanford, Washington. While management believes that other successful private placement and successful bids on U.S. nuclear remediation demonstration projects are possible, there is no assurance that the its present joint venture with Duke Engineering and Services will result in the award of any further nuclear remediation contracts.

      No assurance can be given that the Company can successfully obtain any additional working capital or complete any additional offerings or, if obtained, that such funding will not cause dilution to shareholders of the Company. Further, no assurance can be given as to the completion of research and development and the successful marketing of the Company's technologies.

Computer System - "Year 2000" Issues

      The Company is not significantly dependent on customized or highly sophisticated computer systems and software. Presently and for the foreseeable future the Company utilizes and will utilize commercially available, "small office" computers and commercially available "off-the-shelf" software. The Company is not part of and is not interfaced or otherwise electronically connected to any large or sophisticated industrial, financial or banking computer networks or systems. Accordingly, the Company does not expect to be faced with a "Year 2000 Problem," which refers to a design flaw in many computer systems (and, particularly, in large, highly sophisticated or custom-designed systems) whereby the system cannot distinguish between the year (or numbers) 1900 and 2000. The Company believes that appropriate "off-the-shelf" hardware and software up-grades will be readily available, at reasonable cost, in time for the Company to purchase, install and test them prior to the year 2000.

Item 8. Financial Statements and Supplementary Data

The report of independent auditors and consolidated financial statements are included in Part IV, Item 14 of this Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

      Set forth below for each Director and Officer is his name, age, the year in which he became a Director or Officer of the Company, his principal occupation during the last five years and any additional directorships in publicly-held companies.

Executive Officers and Directors

       Name                Age             Position with the Company
       ----                ---             -------------------------

James D. Watkins           70       Director and Chairman
Maxwell Rabb               87       Director
Peter Gulko                48       President and Secretary
Lawrence McQuade           70       Director
John McNeil Wilkie         59       Sr. Vice President and Chief Financial
                                    Officer

      The Company has a Board of Directors comprised of three persons. Directors are elected at the annual meeting of shareholders and hold offices until the next annual meeting of shareholders or until their successors have been elected.

      James D. Watkins is a retired Admiral of the U.S. Navy, and has served as Director and Chairman of the Board of the Company since January 1998. Admiral Watkins has also served the Company as a technology consultant since October, 1996. Since 1993, Admiral Watkins has served as the President of the Joint Oceanographic Institutions, Inc., in Washington, D.C., and later, President, Consortium for Oceanographic Research and Education (two non-profit consortia that manage research projects). He is also a director of the International Technology Corporation (IT Corp) and GTS-Duratek. From March 1989 until January 1993 Admiral Watkins served as the Secretary of the U.S. Department of Energy in the administration of President Bush. Admiral Watkins was named Chief of Naval Operations by President Reagan in June, 1982. Admiral Watkins is a 1949 graduate of the U.S. Naval Academy, and received a Master's Degree in Mechanical Engineering from the U.S. Naval Postgraduate School in 1958.

      Maxwell Rabb has been a Director of the Company since January, 1998. Mr. Rabb served as the U.S. Ambassador to Italy from 1981 to 1989, and has held many U.S. government assignments. He is currently counsel to the law firm of Kramer, Levin, Neftalis & Frankel. From 1953 to 1956, he served as Secretary of the Cabinet of the President of the United States in the Eisenhower Administration. Since then, Ambassador Rabb has served every President in each administration thereafter in various government posts, including: Chairman of the U.S. Delegation to UNESCO in Paris (1959-1960); U.S. Representative to the World Bank and Member of the Conciliation Panel for the Settlement of International Disputes (1967-1973); and the Panel for Relief Assistance for India, Pakistan and Bangladesh. From 1937 to 1943, Ambassador Rabb served as Administrative Assistant to U.S. Senator Henry Cabot Lodge and to U.S. Senator Sinclair Weeks in 1944, prior to entering the Navy during World War II. In 1946, he became legal and legislative counsel to Secretary of the Navy, Honorable James Forestal, and a consultant to the U.S. Senate Rules Committee in 1952. In 1989, Ambassador Rabb was awarded the Grand Cross of the Order of Merit of the Knights of Malta in Rome. He received an LLB from Harvard Law School.

      Lawrence C. McQuade has served as Director of the Company since January 1998. In 1997, Mr. McQuade was a founding partner of River Capital International and continues as one of two partners engaged in the creation and execution of all phases of River Capital International's financial services business, primarily in Russia. Since 1995, Mr. McQuade has been the Chairman of Qualitas International, a financial consulting business with business in Russia and South America. From 1996 to 1997, Mr. McQuade was a director of Country Baskets Index Fund, a director of Applied Bioscience International from 1995 to 1996 and a director of the Czech & Slovak American Enterprise Fund from 1994 to 1996 serving as chairman of the board from 1995 to 1996. From 1988 to 1995, Mr. McQuade was the Vice Chairman of Prudential Mutual Fund Management, Inc., where he was the President and a director of 39 mutual funds. Mr. McQuade served as Assistant Secretary to the U.S. Department of Commerce under President Lyndon Johnson. Mr. McQuade is a 1950 graduate of Yale University, received a B.A. and an M.A. from Oxford University where he was a Rhodes Scholar and earned is law degree at Harvard Law School.

      Peter Gulko has been the President and Secretary of the Company since February, 1998, and served as a Director of the Company from its incorporation in May, 1995 until January, 1998. From May 1994 until February 1998 Mr. Gulko also acted as a business agent for ERBC particularly with respect to that company's activities in the former Soviet Union. See "Risk Factors Conflicts of Interest," and "Certain Transactions." From 1995 Mr. Gulko has also been the President of CIS Development, Inc., a consulting company of which he is the sole owner. From 1991 until 1994 Mr. Gulko was the director of the Moscow, Russia, office of TMR, International, a technology transfer company that specialized in oil refining. Mr. Gulko is a 1973 recipient of a Masters Degree in Civil Engineering from Novocherkassk University in Russia.

      John McNeil Wilkie was appointed Sr. Vice President and Chief Financial Officer of the Company on April 13, 1998. From 1992 through 1997 Mr. Wilkie served as the President of Telluride Music Co., Inc., which he founded and which owns and operates a retail music store in Telluride, Colorado. From 1990 through 1991 Mr. Wilkie was a managing director of The Consulting Group, Ltd., an executive search firm, for which he developed and executed executive searches for U.S., European and Japanese companies in the financial services industry. From 1986 through 1989 he served as Vice Chairman of Morgan Guaranty International Bank, where he served as Chairman of the Credit Policy Committee and performed strategic planning and developed policy directed towards high net worth individuals and international trade. From 1986 through 1989 Mr. Wilkie served as Vice President and General Manager for Corporate Finance - Latin America of Morgan Guaranty Trust Company, where he managed line units responsible for sovereign debt, corporate and government lending, debt trading and sales, and correspondent banking relationships with U.S. and Latin American clients. Mr. Wilkie received a B.A. degree in History from Harvard University in 1960.

      On November 17, 1997, Karl J. Krobath resigned as a Director of the Company. On January 23, 1998, Randolph Graves, Peter Gulko and Hans Joachim Strobanek resigned as Directors of the Company, and Randolph Graves and Hans Joachim Skrobanek resigned as officers of the Company.

      On January 23, 1998, Adm. James D. Watkins, Maxwell Rabb and Lawrence McQuade were elected by the departing Directors to serve as Directors of the Company.

Key Consultants

      Oleg L. Figovsky, Ph.D. has served as a technology and business development consultant to the Company since April, 1996. From 1993 Prof. Figovsky has served as the General Manager of Polyadd, Ltd., an Israeli corporation. From 1992 until 1993, Prof. Figovsky was the Manager of Research and Development at the Israeli Corrosion Research Institute. From 1990 until 1991 Prof. Figovsky served as the Director of Research Center of "Intercorr", an Austrian-Russian joint venture, and from 1986 until 1991 he was the Head of the Corrosion Protection Department of the All-Union Corrosion Protection Research Institute in Moscow, Russia. Prof. Figovsky received a Masters of Science degree in Materials Engineering from the All-Union Civil Engineering Institute, Moscow, Russia, in 1964, a Ph.D in Materials Engineering from the Moscow Civil Engineering Institute in 1971, and a Doctor of Science in Materials Engineering from the Institute of Corrosion Protection, Moscow, in 1989.

      Richard A. Wall acted as a financial and business development consultant to the Company from its inception until December 1997. Since 1996 Mr. Wall has been a U.S. Resident Partner in the Institute for Applied Social Sciences (Dusseldorf, German - Zurick, Switzerland - LaJolla, California). Since 1983 he has been engaged in private, international investment banking activities head quartered in New York City.

      In 1996 and 1997 Mr. Wall loaned an aggregate of $561,440 to the Company, all of which, together with accrued interest, has been repaid. Mr. Wall is the beneficial holder of 120,000 shares of the Company's Common Stock and of options to purchase 364,000 shares of Common Stock. See "Certain Relationships and Related Transactions."

Founder

      Kurt Seifman, through ERBC Holdings, Limited (of which he is the chief executive officer and sole shareholder), is the Founder of the Company. Mr. Seifman is 85 years old, and is principally engaged in investment activities personally and through ERBC. For the past five years Mr. Seifman has not been an executive employee, director or officer of any business entity other than ERBC.

      Mr. Seifman is the beneficial owner of 1,246,300 shares of the Company's Common Stock. ERBC is the beneficial owner of 255,000 shares of the Company's Common Stock. ERBC has sub-licensed to the Company the EKOR compound and the Re-sealable Container Systems. See "Certain Relationships and Related Transactions."

Item 11. Executive Compensation.

      The following Summary Compensation Table table sets forth the compensation paid by the Company for services rendered in all capacities during the calendar years 1996 and 1997 to Randolph A. Graves, Jr., its chief executive officer during 1996. No other executive officer or key employee was compensated in excess of $100,000.


                                          SUMMARY COMPENSATION TABLE

                                                       Annual Compensation

                                                                      Other Annual
                                                    Salary    Bonus   Compensation(1)
       Name and Principal Position            Year    ($)      ($)        ($)
Randolph A. Graves, Jr, President & Chief     1997  $77,374     0          0
Executive Officer(2)......................... 1996  $77,374  $20,000    $243,109

Compensation Arrangements

Compensation of Directors

      The Company's directors do not receive any compensation for their service as directors or on any committee of the Board.

1995 Incentive Stock Option Plan

      The Company has adopted its 1995 Incentive Stock Option Plan ("Plan"). The Board of Directors (the "Board") believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 500,000 shares of Common Stock may be granted from time to time to key employees, officers, directors, advisors and consultants to the Company.

      The Plan is currently administered by the Board which may empower a committee to administer the Plan. The Board is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the individuals to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for options granted under the Plan are determined by the Board provided that the exercise price of incentive stock options ("ISOs") will not be less than 100% of the fair market value of a share of the Common Stock on the date the option

----------
      (1) Reflects the value of common stock issued as partial compensation for services rendered in 1996.

      (2) Dr. Graves resigned as a Director, and as the Chairman, President and Chief Executive Officer of the Company on January 23, 1998.

is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of the Common Stock of the Company). Upon exercise of an option, the optionee may pay the purchase price with previously acquired securities of the Company, or at the discretion of the Board, the Company may loan some or all of the purchase price to the optionee.

      Options will be exercisable for a term determined by the Board, which will not be greater than ten years from the date of grant (five years in the case of ISO's). Options may be exercised only while the original grantee has a relationship with the Company which confers eligibility to be granted options or within three months after termination of such relationship with the Company, or up to one year after death or total and permanent disability. In the event of the termination of such relationship between the original grantee and the Company for cause (as defined in the Plan), all options granted to that original optionee terminate immediately. In the event of certain basic changes in the Company, including a reorganization, merger or consolidation of the Company, or the purchase of shares pursuant to a tender offer for shares of Common Stock of the Company, in the discretion of the Committee, each option may become fully and immediately exercisable. ISOs are not transferable other than by will or the laws of descent and distribution. Non-qualified stock options may be transferred to the optionee's spouse or lineal descendants, subject to certain restrictions. Options may be exercised during the holder's lifetime only by the holder, his or her guardian or legal representative.

      Options granted pursuant to the Plan may be designated as ISOs, with the attendant tax benefits provided under Section 421 and 422 of the Internal Revenue Code of 1986. Accordingly, the Plan provides that the aggregate fair market value (determined at the time an ISO is granted) of the Common Stock subject to ISOs exercisable for the first time by an employee during any calendar year (under all plans of the Company and its subsidiaries) may not exceed $100,000. The Board may modify, suspend or terminate the Plan; provided, that certain material modifications affecting the Plan must be approved by the stockholders, and any change in the Plan that may adversely affect an optionee's rights under an option previously granted under the Plan requires the consent of the optionee.

      To date, no options have been granted pursuant to the Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      To the knowledge of the Company, the following table sets forth the ownership of the Company's Common Stock as of March 31, 1998, by each person owning more then 5% such Common Stock, by each officer and director and by all officers and directors as a group.

                                     Number of Shares       Percentage of Shares
    Name and Address (1)           Beneficially Owned(2)     Beneficially Owned
    --------------------           ---------------------     ------------------

Peter Gulko                              1,110,000                  5.9%

Maxwell Rabb                                80,000                    *

Kurt Seifman                             1,246,300                  6.9%

James D. Watkins                            97,000                    *

Lawrence McQuade                                 0                    0

John McNeil Wilkie                               0                    0

Directors and Officers
As a Group (5 Persons)                   2,533,300                 13.7%

----------
*     Less than 1%
(1) Unless otherwise indicated, the address of each of the beneficial owners identified is 1101 30th Street, N.W., Suite 500, Washington, D.C. 20007
(2) Unless otherwise indicated, each person has sole voting and investment power with respect to all shares.

Item 13. Certain Relationships and Related Transactions.

Shareholder and Other Loans.

      On June 30, 1996, Richard A. Wall Associates, Inc. a company controlled by Richard A. Wall (who has acted as a consultant to the Company) loaned $128,300 to the Company, payable with accrued interest at the rate of 10% per anum, on December 31, 1996.

      On August 31, 1996, Richard A. Wall Associates, Inc., Chad Nellis (a shareholder and the son of Mr. Wall) and D.K. Rogers (a shareholder and consultant to the Company) loaned to the Company $13,000, $100,000, and $100,000, respectively, each such loan being payable, with accrued interest at the rate of 10% per annum, on December 31, 1996.

      During 1997, Richard A. Wall Associates, Inc., loaned $420,140 to the Company.

      The loans made by Richard A. Wall Associates, Inc., in 1996 and in 1997 were repaid in full in fiscal years 1996 and 1997, respectively. The loans made by Mr. Nellis and Ms. Rogers were fully converted into four Units in the Company's third unregistered offering of Common Stock pursuant to Rule 506 of Regulation D under the Securities Act.

      In April 1997 ERBC Holdings, Limited, which is wholly-owned by Kurt Seifman, a shareholder of the Company, loaned $30,000 to the Company, which remains outstanding.

Issuance of Common Stock to Consultants and Advisors.

      On October 10, 1995, the Company granted options to Richard A. Wall and Kelly Capital Corporation to acquire 200,000(1) shares, each, of the Company's Common Stock in exchange for past financial public relations and investment banking services, respectively. The shares issuable upon exercise of those options were part of the Company's first unregistered offering of Common Stock pursuant to Rule 504 of Regulation D under the Securities Act of 1933. All such options were exercised on January 18, 1996.

      The services of Mr. Wall and Kelly Capital Corporation were each valued by the Company at $25,000, which valuation the Company believes to be fair and reasonable.

Acquisition of Technologies from Consultant

      Prof. Figovsky who is a consultant to the Company, is the originator and developer of three technologies, INP, LEM and RubCon, all right, title and interest in which was purchased by the Company from Prof. Figovsky in January, 1998, for an aggregate purchase price of $125,000 plus royalties equal to 49% of the company's net revenues from the sale and/or licensing of such technologies, payable for a period of 15 years commencing on January 1, 1998. See "Business -- General -- Acquisition of Israeli Technologies -- Incubator Technologies -Technologies Purchased from Prof. Oleg L. Figovsky; - Principal Technologies."

Common Directors, Officers and Shareholders

      ERBC Holdings, Limited. ERBC is the beneficial owner of 255,000 shares of the Company's Common Stock. One present and one former employee of ERBC, Hans-Joachim Skrobanek and Peter Gulko, respectively, are shareholders and former directors of the Company, and Mr. Skrobanek is the

----------
      (1) On June 1, 1996, the Company's Board of Directors authorized a four-for-one forward split of the then outstanding shares of the Company's Common Stock. The number of shares of Common Stock issuable upon exercise of the foregoing options has been restated to reflect such stock split.

former Secretary of the Company. Mr. Skrobanek is the beneficial owner of 145,000 shares, and Mr. Gulko is the beneficial owner of 1,110,000 shares, of the Company's Common Stock. The chief executive officer and sole shareholder of ERBC, Kurt Seifman, is the beneficial owner of 1,246,300 shares of the Company's Common Stock. Mr. Gulko currently is the President and Secretary of the Company.

      Eurowaste Management, Ltd. Karl Krobath, the chairman and chief executive officer of Eurowaste, is the beneficial owner of 25,000 shares of the Company's Common Stock.

      Arbat American Autopark, Ltd. Hans-Joachim Skrobanek, a shareholder and former director and the Secretary of the Company, is a shareholder and president of Arbat American. ERBC is the beneficial owner of 40% of the outstanding common stock of Arbat American.

      Kurchatov Research Holdings, Ltd. During the period of June, 1997, through February 13, 1998, Dr. Graves (who until January 23, 1998, served as the Chairman, Chief Executive Officer and a director of the Company) served as a director and Secretary of KRH, which is entitled to receive 50% of the net profits derived by the Company from the sale or licensing of the Company's EKOR compound. During Dr. Grave's tenure as President of KRH, the Company did not enter into any material agreements or commitments with KRH. See "Business - Principal Technologies - Silicon - Organic (EKOR) Compound" and "Certain Relationships and Related Transactions." The outstanding common stock of KRH is owned of record by ERBC and by CIS. Such Stock is held by CIS for the benefit of the EAPS in EAPS's capacity as representative of various individual Russian and Ukrainian scientists, researchers and academics affiliated with EAPS and Kurchatov. KRH is entitled to receive 50% of the net profits derived by the Company from the sale and licensing of the EKOR compound, one of the Company's Principal Technologies. Peter Gulko, the beneficial owner of 1,110,000 shares of the Company's Common Stock, who served as a director of the Company until January 23, 1998, and who presently is the President and Secretary of the Company, is the sole shareholder of CIS. See "Business - Principal Technologies
- Silicon - Organic (EKOR) Compound."

Transactions Involving ERBC, Eurowaste and Arbat American.

      Business Structure; Inter-company Relationships. The business structure and relationships between the Company, ERBC, Eurowaste and Arbat American diagrammed and described below (i) separate the Company's business purpose of developing and commercializing technologies from end-user business operations, and from on-going research in Russia, and (ii) advance the Company's strategy of commercializing technologies through joint ventures, license arrangements and strategic alliances. Additionally, such structure reduces the Company's exposure to the various risks of conducting on-going business operations in Russia and Ukraine.

      Re-sealable Containers. ERBC is the sub-licensor to the Company of the Re-sealable Container Systems.

      Silicon-Organic (EKOR) Compound. EAPS is the applicant under a pending patent application in respect of the EKOR compound filed in Russia, and the holder of a Russian EKOR patent. The Company is the applicant under pending patent applications in respect of the EKOR compound filed in the U.S., Ukraine, Japan and Germany. Pursuant to a License Agreement among EAPS (as Licensor), and ERBC (as Licensee) dated September 6, 1996 (the "EAPS-ERBC License") ERBC became the exclusive licensee of all right, title and interest in and to the EKOR technology in Canada, China, Japan, the Republic of Korea, the United States of America, Ukraine and all countries that are members of the European Patent Agreement (the "Territory") for a term expiring on August 1, 2014. The EAPS-ERBC License, among other things, grants ERBC the right to sub-license its rights and interest thereunder. Pursuant to the License Agreement among ERBC and the Company dated September 16, 1996 (the "ERBC-Eurotech License"), ERBC exclusively sub-licensed all of its right, title and interest in and to the EKOR technology to the Company for a term co-terminus with the term of the EAPS-ERBC License. Pursuant to an agreement among KRH and the Company dated January 28, 1997, 50% of the net profits the Company derives from the commercialization, sale or licensing of any technology developed by Kurchatov and EAPS (which includes the EKOR compound) will be remitted to KRH. KRH's outstanding capital stock is owned by ERBC and by CIS. Such stock is held by CIS for the benefit of EAPS (which in such regard is acting as representative of individual Russian scientists, researchers and academics affiliated with either or both Kurchatov and EAPS). See "Certain Relationships and Related Transactions."

                            ----------
                            |  EAPS  |
                            ----------
                                 |
                                 |
                            Technology
                              License
                                 v
                            ----------
            ----------------|  ERBC  |--------------
            |               ----------             |
         minority                |                 |
       shareholder               |            shareholder
            |                    v                 v
            |                Sublicense            |
            |             ---------------       -------
            |             |  EUROTECH,  |       | KRH |
            ------------->|     LTD.    |       -------
                          ---------------          ^
                                 |                 |
                                 |       50% of    |
                                 ------>net EKOR----
                                         profits

      Waste-to-Energy Technology. Pursuant to a letter agreement among the Company and Eurowaste dated September 18, 1996, Eurowaste has agreed to pay to the Company $2,450,000 upon the initiation of construction of the first waste-to-energy plant in which Eurowaste is involved, and to pay to the Company $425,000 upon the initiation of construction of each additional waste-to-energy plan in which Eurowaste is involved. The Company believes that the terms of this agreement are fair and commercially reasonable.

                         ------------------
                         |                |
           ------------->| EUROTECH, LTD. |---------
           |             |                |        |
           |             ------------------        |
           |                     v                 |
           |                 Technology            |
           |                  License              |
       Technology                v                 |
       License &         ------------------        |
        Transfer         |    EUROWASTE   -<--------
         Fees            ------------------
           --<-------------

      Automated Parking Garages. Pursuant to a letter agreement among the Company and Arbat American dated January 28, 1997, Arbat American has agreed to pay to the Company $1,250 per parking space in each parking garage erected by Arbat American or any affiliate of Arbat American the design of which substantially conforms to the technology, designs, renderings, blueprints and plans previously furnished by the Company to Arbat American. The Company believes that the terms of such agreement are fair and commercially reasonable.

                          ----------------
                          |   EUROTECH,  |
              ----------->|      LTD.    |<-------------
              |           ----------------             |
              |                  v                 minority
              |             Technology            shareholder
          Technology          License                  ^
             fees                |                  --------
              |                  |                  | ERBC |
              |                  |                  --------
                                 v                    40%
              |         --------------------      shareholder
              ----------|  ARBAT AMERICAN  |           |
                        --------------------------------
                                 v
                           50% shareholder
                                 v
                  ------------------------------
                  |   CINEMA WORLD ON ARBAT (1)|
                  | (Russian operating entity) |
                  ------------------------------

----------
      (1) See "Business - Other Technologies - Automated Parking Garages."

                                     PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K

(a)   (1)  See Audited Financial Statements and supplementary data index which appears on page F-1 herein.

      (2) Schedules have been omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

      (3)  Exhibits

           Exhibit
           No.        Description of Exhibit
           ---        ----------------------

           3.1        Certificate of Incorporation of the Company(1)
           3.2        By-Laws of the Company(1)
           4.1        Form of Common Stock Certificate(1)
           10.1       Material Contracts(1)
           10.2       Technology Purchase Agreement between the Company and Oleg
                      L. Figovsky(1)
           10.3       Technology Purchase Agreement between the Company and Oleg
                      L. Figovsky(1)
           10.4       Technology Purchase Agreement between the Company and Oleg
                      L. Figovsky(1)
           10.5 Teaming Agreement between the Company and Duke Engineering & Services, Inc.(1)
           10.6 Form of Agreement between the Company, V. Rosenband and C. Sokolinsky, and Ofek Le-oleh Foundation(1)
           10.6.2 Equity Sharing Agreement between the Company, V. Rosenband and C. Sokolinsky(1)
           10.6.3 Voting Agreement between the Company, V. Rosenband and C. Sokolinsky(1)
           10.7.1     Investment Agreement between the Company and Chemonol,
                      Ltd.(1)
           10.7.2 Equity Sharing Agreement between the Company and Leonid Shapovalov(1)
           10.7.3     Voting Agreement between the Company and Leonid
                      Shapovalov(1)
           10.8.1     Agreement between the Company and Separator, Ltd.(1)
           10.8.2     Equity Sharing Agreement between the Company and Efim
                      Broide(1)
           10.8.3     Voting Agreement between the Company and Efim Broide(1)
           10.9.1 Form of Agreement between the Company, Ofek L-Oleh Foundation and Y. Kopit(1)
           10.9.2     Equity Sharing Agreement between the Company, Y. Kopit and
                      V. Rosenband(1)
           10.9.3 Voting Agreement between the Company, Y. Kopit and V. Rosenband(1)
           10.10 Form of License Agreement between the Company and ERBC Holdings, Ltd.(1)
           10.11 Cooperation Agreement between the Company and Forschungszentrum julich GmbH(1)
           10.12.1 Convertible Debenture Purchase Agreement among the Company, JNC Opportunity Fund, Ltd. and Diversified Strategies Fund, L.P.(1)
           10.12.2 Escrow Agreement among the Company, Inc. opportunity Fund, Ltd., and Diversified Strategies Fund, L.P. and Robinson, Silverman, Pearce, Aronsohn & Berman, LLP(1)
           10.12.3 Registration rights Agreement among the Company the Company, JNC Opportunity Fund, Ltd., and Diversified Strategies Fund, L.P.(1)
           10.12.4 Form of 8% Convertible Debenture Due November 27, 2000 between the Company and JNC Opportunity Fund, Ltd.(1)
           10.12.5 Form of 8% Convertible Debenture Due November 27, 2000 between the Company and Diversified Strategies Fund, L.P.(1)
           10.12.6 Warrant No. 1 between the Company and JNC Opportunity Fund, Ltd.(1)
           10.12.7 Warrant No. 2 between the Company and Diversified Strategies Fund, L.P.(1)
           10.12.8 Warrant No. 3 between the Company and Diversified Strategies Fund, L.P.(1)

           10.13.1 Convertible Debenture Purchase Agreement between the Company and JNC Opportunity Fund, Ltd.(1)
           10.13.2 Escrow Agreement among the Company, JNC Opportunity Fund, Ltd. and Robinson, Silverman, Pearce, Aronshohn and Berman, LLP(1)
           10.13.3 Registration Rights Agreement between the Company and JNC Opportunity Fund, Ltd.(1)
           10.13.4 Form of 8% Convertible Debenture Due February 23, 2001 between the Company and JNC Opportunity Fund, Ltd.(1)
           10.13.5    Warrant No. 3 between the Company and JNC Opportunity
                      Fund(1)
           23.1       Report of Tabb, Conigliaro & McGann(2)

           (b) Reports on Form 8-k.

           The Company filed a report on Form 8-k on December 2, 1997.

----------
      (1) Incorporated by reference to the Company's Registration Statement on Form S-1 under the Securities Exchange Act of 1934, on file with the Commission, file number 333-26673.

      (2) Filed with this Form 10-K.

                                 EUROTECH, LTD.
                          (A Development Stage Company)
                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page Nos.
                                                                       ---------

INDEPENDENT AUDITORS' REPORT                                              F-2


BALANCE SHEETS
  At December 31, 1996 and December 31, 1997                              F-3


STATEMENTS OF OPERATIONS                                                  F-4
  For the Period from Inception (May 26, 1995) to December 31, 1995
  For the Years Ended December 31, 1996 and 1997
  For the Period from Inception (May 26, 1995) to December 31, 1997


STATEMENTS OF STOCKHOLDERS' DEFICIENCY                                 F-5 - F-6
  For the Period from Inception (May 26, 1995) to December 31, 1995
  For the Years Ended December 31, 1996 and 1997


STATEMENTS OF CASH FLOWS                                                  F-7
  For the Period from Inception (May 26, 1995) to December 31, 1995
  For the Years Ended December 31, 1996 and 1997
  For the Period from Inception (May 26, 1995) to December 31, 1997

NOTES TO FINANCIAL STATEMENTS                                         F-8 - F-34

Board of Directors and Stockholders
Eurotech, Ltd.


                INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Eurotech, Ltd. (the " Company") (a development stage company) as of December 31, 1996 and 1997 and the related statements of operations, stockholders' deficiency, and cash flows for the period from inception (May 26, 1995) to December 31, 1995, the years ended December 31, 1996 and 1997 and for the period from inception (May 26, 1995) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eurotech, Ltd. (a development stage company) at December 31, 1996 and 1997 and the results of its operations and its cash flows for the period from inception (May 26, 1995) to December 31, 1995, the years ended December 31, 1996 and 1997 and for the period from inception (May 26, 1995) to December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered a loss from operations in each of its three years of operations and, as of December 31, 1997, had a working capital deficiency of $2,156,753 and stockholders' deficiency of $4,849,723. As discussed in Note 1 to the financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         TABB, CONIGLIARO & McGANN, P.C.

New York, New York
April 14, 1998

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS
                                     ------
                                    (Note 1)

                                                                                           At December 31,

                                                                                        1996            1997
                                                                                    ------------    ------------
CURRENT ASSETS:
  Cash (Note 2)                                                                     $    380,183    $    617,756
  Receivable from related parties (Note 6)                                                89,918           5,918
  Prepaid expenses and other current assets                                               12,978          21,539
                                                                                    ------------    ------------

      TOTAL CURRENT ASSETS                                                               483,079         645,213

PROPERTY AND EQUIPMENT - net of accumulated  depreciation
   (Notes 2 and 4)                                                                        10,556          14,050

OTHER ASSETS:
  Organization and patent costs - net of accumulated amortization (Notes 2 and 5)         25,402          28,651
  Deferred financing costs (Notes 2 and 10)                                               20,304         261,178
  Deferred offering costs (Note 14)                                                       75,000              --
  Other assets                                                                             3,151           3,151
                                                                                    ------------    ------------

      TOTAL ASSETS                                                                  $    617,492    $    952,243
                                                                                    ============    ============


                                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                         ----------------------------------------


CURRENT LIABILITIES:
  Notes payable - bridge notes (Notes 7, 10 and 15)                                 $  2,000,000    $  2,000,000
  Accrued liabilities (Note 12)                                                          292,316         576,966
  Deferred revenue (Notes 2 and 3)                                                            --         225,000
                                                                                    ------------    ------------

      TOTAL CURRENT LIABILITIES                                                        2,292,316       2,801,966
                                                                                    ------------    ------------

CONVERTIBLE DEBENTURES (Notes 8 and 15)                                                       --       3,000,000
                                                                                    ------------    ------------

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Notes 1, 3, 7, 8, 10, 12, and 15)

STOCKHOLDERS' DEFICIENCY: (Notes 2, 7, 8, 10, 11, 12 and 15)
  Preferred stock - $0.01 par value; 1,000,000 shares authorized;
     -0- shares issued and outstanding                                                        --              --
  Common stock - $0.00025 par value; 50,000,000 shares authorized;
     17,233,836 and 18,928,836 shares issued and outstanding at December 31,
    1996 and December 31, 1997, respectively                                               4,306           4,732
  Additional paid-in capital                                                           4,804,298      12,892,313
  Unearned financing costs                                                            (2,493,219)     (1,315,317)
  Deficit accumulated during the development stage                                    (3,990,209)    (16,431,451)
                                                                                    ------------    ------------

      TOTAL STOCKHOLDERS' DEFICIENCY                                                  (1,674,824)     (4,849,723)
                                                                                    ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $    617,492    $    952,243
                                                                                    ============    ============

The accompanying notes are an integral part of these financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                       For the Period from                                           For the Period
                                        Inception (May 26,      For the Years Ended December 31,     from Inception
                                             1995) to                                               (May 26, 1995) to
                                        December 31, 1995         1996                1997          December 31, 1997
REVENUES                                $             --    $             --    $             --    $             --
                                        ----------------    ----------------    ----------------    ----------------

OPERATING EXPENSES:
  Research and development
      (Notes 2 and 3)                            212,061           1,170,782           1,007,671           2,390,514
  Consulting fees (Notes 10 and 12)              266,900             277,353             553,295           1,097,548
  Compensatory element of stock
     issuances pursuant to consulting
     agreements                                       --           1,209,477             839,550           2,049,027
  Other general and administrative
     expenses                                     34,265             547,447           1,262,067           1,843,779
                                        ----------------    ----------------    ----------------    ----------------

    TOTAL OPERATING EXPENSES                     513,226           3,205,059           3,662,583           7,380,868
                                        ----------------    ----------------    ----------------    ----------------

OPERATING LOSS                                  (513,226)         (3,205,059)         (3,662,583)         (7,380,868)
                                        ----------------    ----------------    ----------------    ----------------

OTHER EXPENSES:
  Interest expense (Notes 6, 7 and 8)                 --              43,422             270,740             314,162
  Amortization of deferred and
     unearned financing costs
     (Notes 2, 7, 8 and 10)                           --             228,502           8,507,919           8,736,421
                                        ----------------    ----------------    ----------------    ----------------

    TOTAL OTHER EXPENSES                              --             271,924           8,778,659           9,050,583
                                        ----------------    ----------------    ----------------    ----------------

NET LOSS                                $       (513,226)   $     (3,476,983)   $    (12,441,242)   $    (16,431,451)
                                        ================    ================    ================    ================


NET LOSS PER COMMON SHARE               $          (0.06)   $          (0.23)   $          (0.71)
                                        ================    ================    ================

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING                                 8,159,467          14,808,000          17,581,711
                                        ================    ================    ================

The accompanying notes are an integral part of these financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1995
                 AND THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                       (Notes 2, 7, 8, 10, 11, 12 and 15)

                                                                      Common Stock
                                                                      ------------        Additional
                                                      Date of                               Paid-in        Due from
Period Ended December 31, 1995:                     Transaction      Shares     Amount      Capital      Stockholders
-------------------------------------------------   -----------   -----------   -------   -----------    -----------
Founder shares issued ($0.00025 per share)             05/26/95     4,380,800   $ 1,095   $    (1,095)   $        --
Issuance of stock for offering consulting
   fees ($0.0625 per share)                            08/31/95       440,000       110        27,390             --
Issuance of stock ($0.0625 and $0.25 per share)         Various     4,080,000     1,020      5,23,980         (3,000)
Issuance of stock for license ($0.0625 per share)      08/31/95       600,000       150        37,350             --
Issuance of stock options for offering legal
  and consulting fees                                                      --        --        75,000             --
Offering expenses                                                          --        --      (105,398)            --
Net loss                                                                   --        --            --             --
                                                                  -----------   -------   -----------    -----------
Balance - December 31, 1995                                         9,500,800     2,375       557,227         (3,000)

Year Ended December 31, 1996:

Issuance of stock ($0.25 per share)                     Various     1,278,000       320       319,180             --
Exercise of stock options                              01/18/96       600,000       150            --             --
Issuance of stock for consulting fees
  ($0.34375 per share)                                 03/22/96       160,000        40        54,960             --
Issuance of stock for consulting fees
  ($0.0625 per share)                                  05/15/96     2,628,000       657       163,593             --
Issuance of stock for consulting fees
  ($0.590625 per share)                                06/19/96     1,500,000       375       885,563             --
Issuance of stock for consulting fees
  ($1.82 per share)                                    11/12/96        57,036        14       104,275             --
Issuance of stock pursuant to bridge financing
  ($1.81325 per share)                                    12/96     1,500,000       375     2,719,500             --
Amortization of unearned financing costs                                   --        --            --             --
Repayment by stockholders                                                  --        --            --          3,000
Net loss                                                                   --        --            --             --
                                                                  -----------   -------   -----------    -----------
Balance - December 31, 1996                                        17,223,836   $ 4,306   $ 4,804,298    $        --
                                                                  ===========   =======   ===========    ===========

                                                                      Deficit
                                                                    Accumulated
                                                      Unearned       During the
                                                     Financing      Development
Period Ended December 31, 1995:                        Costs          Stage          Total
-------------------------------------------------   -----------    -----------    -----------
Founder shares issued ($0.00025 per share)          $        --    $        --    $        --
Issuance of stock for offering consulting
   fees ($0.0625 per share)                                  --             --         27,500
Issuance of stock ($0.0625 and $0.25 per share)              --             --        522,000
Issuance of stock for license ($0.0625 per share)            --             --         37,500
Issuance of stock options for offering legal
  and consulting fees                                        --             --         75,000
Offering expenses                                            --             --       (105,398)
Net loss                                                     --       (513,226)      (513,226)
                                                    -----------    -----------    -----------
Balance - December 31, 1995                                  --       (513,226)        43,376

Year Ended December 31, 1996:

Issuance of stock ($0.25 per share)                          --             --        319,500
Exercise of stock options                                    --             --            150
Issuance of stock for consulting fees
  ($0.34375 per share)                                       --             --         55,000
Issuance of stock for consulting fees
  ($0.0625 per share)                                        --             --        164,250
Issuance of stock for consulting fees
  ($0.590625 per share)                                      --             --        885,938
Issuance of stock for consulting fees
  ($1.82 per share)                                          --             --        104,289
Issuance of stock pursuant to bridge financing
  ($1.81325 per share)                               (2,719,875)            --             --
Amortization of unearned financing costs                226,656             --        226,656
Repayment by stockholders                                    --             --          3,000
Net loss                                                     --     (3,476,983)    (3,476,983)
                                                    -----------    -----------    -----------
Balance - December 31, 1996                         $(2,493,219)   $(3,990,209)   $(1,674,824)
                                                    ===========    ===========    ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

The accompanying notes are an integral part of these financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

      FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1995 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                       (Notes 2, 7, 8, 10, 11, 12 and 15)


                                                                    Common Stock
                                                                    ------------              Additional
                                                    Date of                                    Paid-in        Due from
Period Ended December 31, 1997:                  Transaction      Shares         Amount        Capital      Stockholders
----------------------------------------------   -----------   ------------   ------------   ------------   -------------
Balance - December 31, 1996                                      17,223,836   $      4,306   $  4,804,298   $          --
Issuance of stock for consulting fees
  ($2.50 per share)                                    03/97         64,000             16        159,984              --
Issuance of stock for consulting fees
  ($5.45 per share)                                    06/97         39,000              9        212,540              --
Issuance of stock for consulting fees
  ($5.00 per share)                                    09/97         59,000             15        294,986              --
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                                    06/97        500,000            125      2,724,875              --
Value assigned to conversion feature of
  Convertible Debentures                               11/97             --             --      1,337,143              --
Value assigned to issuance of 127,500 warrants
  in consideration for interest and placement
  fees in connection with Convertible
  Debentures                                           11/97             --             --        284,480              --
Value assigned to issuance of 35,000 warrants
  to shareholder for consulting services               11/97             --             --         39,588              --
Value assigned to issuance of 364,000 warrants
  to shareholder as additional consideration
  for financing activities                             11/97             --             --        862,680              --
Issuance of stock for consulting fees
  ($4.00 per share)                                    12/97         43,000             11        171,989              --
Accrual of stock issued January 1998 pursuant
  to penalty provision of bridge financing
  ($2.00 per share)                                    12/97      1,000,000            250      1,999,750              --
Amortization of unearned financing costs                                 --             --             --              --
Net loss                                                                 --             --             --              --
                                                               ------------   ------------   ------------   -------------
Balance - December 31, 1997                                      18,928,836   $      4,732   $ 12,892,313   $          --
                                                               ============   ============   ============   =============

                                                                   Deficit
                                                                  Accumulated
                                                  Unearned        During the
                                                  Financing       Development
Period Ended December 31, 1997:                     Costs           Stage           Total
----------------------------------------------   ------------    ------------    ------------
Balance - December 31, 1996                      $ (2,493,219)   $ (3,990,209)   $ (1,674,824)
Issuance of stock for consulting fees
  ($2.50 per share)                                        --              --         160,000
Issuance of stock for consulting fees
  ($5.45 per share)                                        --              --         212,549
Issuance of stock for consulting fees
  ($5.00 per share)                                        --              --         295,001
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                                (2,725,000)             --              --
Value assigned to conversion feature of
  Convertible Debentures                           (1,337,143)             --              --
Value assigned to issuance of 127,500 warrants
  in consideration for interest and placement
  fees in connection with Convertible
  Debentures                                         (284,480)             --              --
Value assigned to issuance of 35,000 warrants
  to shareholder for consulting services              (39,588)             --              --
Value assigned to issuance of 364,000 warrants
  to shareholder as additional consideration
  for financing activities                           (826,680)             --              --
Issuance of stock for consulting fees
  ($4.00 per share)                                        --              --         172,000
Accrual of stock issued January 1998 pursuant
  to penalty provision of bridge financing
  ($2.00 per share)                                (2,000,000)             --              --
Amortization of unearned financing costs            8,426,793              --       8,426,793
Net loss                                                   --     (12,441,242)    (12,441,242)
                                                 ------------    ------------    ------------
Balance - December 31, 1997                      $ (1,315,317)   $(16,431,451)   $ (4,849,723)
                                                 ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                           For the Period                                        For the Period
                                                           from Inception                                        from Inception
                                                         (May 26, 1995) to   For the Years Ended December 31,  (May 26, 1995) to
                                                          December 31, 1995         1996           1997        December 31, 1997
                                                          -----------------    ------------    ------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                              $        (513,226)   $ (3,476,983)   $(12,441,242)   $     (16,431,451)
    Adjustments to reconcile net loss to
      net cash used by operating  activities:
        Depreciation and amortization                                   182           1,009           4,810                6,001
        Amortization of deferred and unearned
            financing costs                                              --         228,502       8,507,919            8,736,421
        Stock issued for license                                     37,500              --              --               37,500
        Consulting fees satisfied by  stock issuances                    --       1,209,477         839,550            2,049,027

        Cash provided by (used in) the change in assets
            and liabilities:
            (Increase) decrease in advances to related
                parties                                                  --         (89,918)         84,000               (5,918)
            (Increase) decrease in prepaid expenses                  (1,100)        (11,878)         (8,561)             (21,539)
            Increase in other assets                                     --          (3,151)             --               (3,151)
            Increase in accrued liabilities                          13,100         279,216         284,650              576,966
            Increase in deferred revenue                                 --              --         225,000              225,000
                                                          -----------------    ------------    ------------    -----------------

           NET CASH USED IN OPERATING
             ACTIVITIES                                            (463,544)     (1,863,726)     (2,503,874)          (4,831,144)
                                                          -----------------    ------------    ------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization and patent costs                                    (1,557)        (24,639)         (5,162)             (31,358)
    Capital expenditures                                                 --         (10,953)         (6,391)             (17,344)
                                                          -----------------    ------------    ------------    -----------------

           NET CASH USED IN INVESTING
             ACTIVITIES                                              (1,557)        (35,592)        (11,553)             (48,702)
                                                          -----------------    ------------    ------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock  options                             --             150              --                  150
    Proceeds from issuance of common stock                          522,000         319,500              --              841,500
    Offering costs                                                   (2,898)        (75,000)         75,000               (2,898)
    Repayment by stockholders                                            --           3,000              --                3,000
    Proceeds from bridge notes                                           --       2,000,000              --            2,000,000
    Proceeds from Convertible Debentures                                 --              --       3,000,000            3,000,000
    Borrowings from stockholders                                         --         141,000         420,140              561,140
    Repayment to stockholders                                            --        (141,000)       (420,140)            (561,140)
    Deferred financing costs                                             --         (22,150)       (322,000)            (344,150)
                                                          -----------------    ------------    ------------    -----------------

         NET CASH PROVIDED BY FINANCING
           ACTIVITIES                                               519,102       2,225,500       2,753,000            5,497,602
                                                          -----------------    ------------    ------------    -----------------

INCREASE (DECREASE) IN CASH                                          54,001         326,182         237,573              617,756

CASH - BEGINNING                                                         --          54,001         380,183                   --
                                                          -----------------    ------------    ------------    -----------------

CASH - ENDING                                             $          54,001    $    380,183    $    617,756    $         617,756
                                                          =================    ============    ============    =================

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

    Interest                                              $              --    $      8,127    $    270,804    $         278,931
                                                          =================    ============    ============    =================
    Income taxes                                          $              --    $         --    $         --    $              --
                                                          =================    ============    ============    =================

The accompanying notes are an integral part of these financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 1- BUSINESS AND CONTINUED OPERATIONS

      Eurotech, Ltd. (the "Company") was incorporated under the laws of the District of Columbia on May 26, 1995. The Company is a development-stage, technology transfer, holding and management company, formed to commercialize new, existing but previously unrecognized, and previously "classified" technologies, with a particular current emphasis on technologies developed by prominent research institutes and individual researchers in the former Soviet Union and in Israel, and to license those and other Western technologies for business and other commercial applications principally in Western and Central Europe, Ukraine, Russia and North America. Since the Company's formation, it has acquired development and marketing rights to a number of technologies by purchase, assignments, and licensing arrangements. The Company intends to operate its business by licensing its technologies to end-users and through development and operating joint ventures and strategic alliances. To date, the Company has not generated any revenues from operations.

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has incurred losses from operations from inception. As of December 31, 1997, the Company has a stockholders' deficiency of $4,849,723, a working capital deficiency of $2,156,753 and an accumulated deficit since inception of $16,431,451. The Company requires additional funds to commercialize its technologies and continue research and development efforts. Until the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology, not yet completely developed, or that with respect to any technology that is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      Since inception, the Company has financed its operations through sale of its securities, shareholder loans, a bridge financing totalling $2,000,000 completed in December of 1996, a Convertible Debenture financing of $3,000,000 completed in November of 1997 and a Convertible Debenture financing of $3,000,000 completed in February of 1998. The Company is exploring additional sources of working capital, which include a private offering of common stock, private borrowings and joint ventures.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 1 - BUSINESS AND CONTINUED OPERATIONS (Continued)

      The $2,000,000 bridge financing was retired from proceeds of the February 1998 Convertible Debenture financing.

      While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 1998. No assurance can be given that the Company can successfully obtain any working capital or complete any proposed offerings or, if obtained, that such funding will not cause substantial dilution to shareholders of the Company. Further, no assurance can be given as to the completion of research and development and the successful marketing of the technologies.

      These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Equity Method of Accounting for Unconsolidated Foreign Affiliates

      Investment in companies in which the Company has a 20% to 50% interest, in which it has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Accordingly, the Company's proportionate share of their undistributed earnings or losses are included in the statement of operations.

      At December 31, 1997, investments in companies accounted for under the equity method consist of the following foreign companies which are located in Israel:

           Chemonol, Ltd. ("Chemonol")               20%
           Separator, Ltd. ("Separator")             20%
           Comsyntech, Ltd. ("Comsyntech")           20%
           Remptech, Ltd. ("Remptech")               20%

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

      The Company maintains cash balances at a bank which exceeded the Federal Depository Insurance Corporation's ("FDIC") maximum balance of $100,000 by $623,581 as of December 31, 1997.

      Property and Equipment

      Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of five years.

      Organization and Patent Costs

      Organization costs are being amortized on a straight-line basis over 5 years. Patent costs are being amortized on a straight-line basis over 17 years, which represent both the statutory and economic lives of the patents.

      Impairment of Assets

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 on January 1, 1996 and there was no effect to the Company.

      Income Taxes

      Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

      Revenue Recognition

      The Company expects that it will derive substantially all of its revenue from the sale, licensing and sub-licensing of technology. Revenue from the sale of technology will be recognized in the year of sale. Revenue from licensing and sub-licensing will be recognized in the periods when the fees have been earned.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Research and Development

      Research and development expenditures are charged to expense as incurred, unless they are reimbursed under specific contracts. Losses incurred on the equity basis in the Company's interest in four Israeli research and development companies are included in research and development. In addition, expenditures in connection with a technology licensing agreement concluded in December 1997, aggregating $495,000, were charged to research and development during 1997 (see Note 3).

      Stock-Based Compensation

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires compensation expense to be recorded (i) using the new fair value method, or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25") and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock-based compensation plans in accordance with the provisions of APB 25.

      Deferred and Unearned Financing Costs

      Financing costs in connection with a one-year bridge loan completed in December of 1996 are being amortized over the life of the promissory note.

      Financing costs in connection with the November 1997 Convertible Debentures offering are being amortized over the expectant life (180 days) of the obligation. The expectant life was determined to be the conversion date that was most beneficial to the note holder, in accordance with Emerging Issues Task Force ("EITF") topic number D-60.

      Stock Split

      On June 1, 1996, the Board of Directors authorized four-for-one stock split, thereby increasing the number of issued and outstanding common shares to 14,166,800 and decreasing the par value of each common share to $0.00025. The accompanying financial statements, notes and other references to share and per share data have been retroactively restated to reflect the stock split for all periods presented.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Per Share Data

      During 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which changed certain requirements for computing and disclosing earnings per share, retroactive for all periods presented. Adoption of this statement had no effect on the accompanying financial statements.

      Basic net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented, which were retroactively adjusted to give recognition to the stock split on June 1, 1996. Common stock equivalents, consisting of warrants and Convertible Debentures discussed in Note 10, were not included in the calculation of diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

      Fair Value of Financial Instruments

      The financial statements include various estimated fair value information at December 31, 1996 and December 31, 1997, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash and Cash Equivalents: The carrying amount approximates fair value because of the short-term maturity of those instruments.

      Receivables and Payables: The carrying amounts approximate fair value because of the short maturity of those instruments.

      Notes Payable: The carrying amounts of notes payable approximate fair value due to the length of the maturities, the interest rates being tied to market indices and/or due to the interest rates not being significantly different from the current market rates available to the Company.

      All of the Company's financial instruments are held for purposes other than trading.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 3 - TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS

      a) Collaboration Agreements With Russian Organizations

            Under various agreements, the Company has agreed to fund the commercialization of certain technologies developed in the former Soviet Union by scientists and researchers at the I.V. Kurchatov Institute ("Kurchatov"), other institutes associated therewith, and the Euro-Asian Physical Society ("EAPS"), collectively the "Scientists". Kurchatov will provide the materials, facilities and personnel to complete the necessary work to commercialize such technologies. Disbursements made by the Company related to the Kurchatov arrangement were charged to research and development expenses and amounted to $174,561, $1,109,550 and $408,000, respectively, during the period from inception (May 26, 1995) to December 31, 1995 and for the years ended December 31, 1996 and 1997.

            In addition, pursuant to an agreement with the Kurchatov Research Holdings, Ltd. ("KRH"), a Delaware corporation, beneficially owned by ERBC Holdings, Ltd. ("ERBC") and individual Russian scientists, researchers and academics, who are affiliated with Kurchatov and EAPS, the Company agreed to pay KRH 50% of the net profits derived from the sale, license or commercialization of any technologies or products based upon technologies developed by the scientists and transferred to the Company or supplied by the scientists to the Company. The managing director and one former business representative of ERBC are shareholders of the Company.

            In connection with the collaboration agreement discussed above, in September 1996, the Company entered into a licensing agreement with ERBC, whereby ERBC sublicensed its license to use and exploit certain technologies and inventions relating to a silicon organic ("EKOR") compound technology in the United States, Ukraine, Canada, China, Japan, Republic of Korea and all European countries who are members of the European Patent Agreement. The term of the license expires on August 1, 2014. Under the agreement, the Company shall pay to ERBC a royalty equal to 3% of the cost of contracts made by the Company on which the Company would have any income. In addition to the royalty payment, pursuant to the collaboration agreement with KRH, the Company will be required to remit 50% of the net profit derived from the EKOR compound technology to KRH.

      b) Investments in Israeli Technology Companies

            During 1997, the Company acquired a 20% interest in four separate Israeli technology, research and development companies. The Company's share of losses incurred by these companies has been accounted for on the equity basis and included in research and development expenses. The amount charged to research and development for 1997 approximated $102,000, which reduced the Company's investment in these four companies to zero.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 3 - TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS

      Technion Entrepreneurial Incubator, Ltd.

      During April 1997, the Company entered into an informal agreement in principal with the Technion Entrepreneurial Incubator, Ltd. ("TEI"), an Israeli corporation, to participate in certain technology research and development projects sponsored by the TEI, whereby the Company will provide 15%-20% of the financing required for, and will receive a 20% equity interest in, research and development projects selected by the Company. In furtherance of this venture, the Company has opened an office at the premises of TEI in Haifa, Israel, has identified three technology development projects for investment, and has agreed to invest in a fourth such project, involving certain polyurethane technology with potential use in paints and coatings. Pursuant to that agreement, the Company agreed to invest up to $60,000 in Chemonol, Ltd. ("Chemonol"), an Israeli corporation established to own and develop that technology, in exchange for 20% of Chemonol's voting equity. As of December 31, 1997, the Company has made two payments totalling $30,000 to Chemonol. The remaining $30,000 is scheduled to be paid by November 1, 1998. The Company has also entered into agreements with the holder of 50% of Chemonol's outstanding voting equity (the "Principal Shareholder") granting to the Company an option to acquire from the Principal Shareholder an additional 31% of Chemonol's voting equity for $93,000, and the present right to direct the voting of the Principal Shareholder's voting equity. There can be no assurance that these or any other development projects will result in useful technologies or that the same will be commercially saleable or profitable.

      Incubator for Technological Entrepreneurship - Kiryat Weizmann, Ltd.

      During July 1997, the Company entered into an informal agreement in principal with the Incubator for Technological Entrepreneurship - Kiryat Weizmann, Ltd. ("Kiryat Weizmann, Ltd.") to participate in certain technology research and development projects sponsored by Kiryat Weizmann Ltd.

      Pursuant to that informal agreement, the Company agreed to invest, pursuant to a written agreement, up to $60,000 in Separator, Ltd. ("Separator"), an Israeli corporation established to own and develop technology, in exchange for 20% of Separator's voting equity. As of December 31, 1997, the Company has made total payments of $30,000 to Separator. The remaining $30,000 is scheduled to be paid by August 1, 1998. The Company has also entered into written agreements with the holder of 50% of Separator's outstanding voting equity (the "Principal Shareholder") granting to the Company an option to acquire from the Principal Shareholder an additional 31% of Separator's voting equity for $93,000, and the present right to direct the voting of the Principal Shareholder's voting equity. There can be no assurance that these or any other development projects will result in useful technologies or that the same will be commercially saleable or profitable.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 3 - TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS

      Ofek Le-Oleh Foundation

      During August 1997, the Company entered into an informal agreement in principal with the Ofek Le-Oleh Foundation ("Foundation") to participate in certain technology research and development projects sponsored by the Foundation.

      Pursuant to that informal agreement, the Company agreed to invest, pursuant to written agreements, up to $60,000 per company in Comsyntech, Ltd. ("Comsyntech") and Remptech, Ltd. ("Remptech"), Israeli corporations established to own and develop technology, in exchange for 20% of Comsyntech's and Remptech's voting equity. As of December 31, 1997, the Company has made its first payment of $21,000 per company to Comsyntech and Remptech. The last scheduled payment of $13,000 is scheduled to be made no later than February 1, 1999. In connection with these investments, the Company obtained (I) an option to purchase a 20% common equity interest owned by the foundation exercisable for a period of 90 days commencing on November 6, 1999 at a price to be determined, (ii) an option to acquire from the Principal Shareholders an additional 31% of Comsyntech's and Remptech's voting equity for $93,000, and (iii) the present right to direct the voting of the Principal Shareholders' voting equity. There can be no assurance that these or any other development projects will result in useful technologies or that the same will be commercially saleable or profitable.

      Equity Transfer Consents for Israeli Companies

      For a period of two years commencing on the date of its registration as an Israeli corporation, the sale or other transfer of 25% or more of the outstanding common equity of each of Chemonol, Separator, Remptech and Comsyntech requires the consent of the Chief Scientist of the Israeli Ministry of Commerce and Technology. The Company's options to acquire additional common equity of the above Israeli Technology Companies are exercisable within such two-year periods and any acquisition of the common equity purchasable thereunder will, therefore, require the Chief of Scientist's consent. Although the Company presently expects that if requested such consent would be given, there is no assurance that such consent will be obtained.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 3 - TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS

      c) Re-sealable Containers. Pursuant to a sublicense (the "Re-sealable Container Sublicense") entered into in December 1997, the Company has acquired from ERBC an exclusive, worldwide license to commercialize, use, exploit and market two mechanical systems (the "Re-sealable Container Systems") for resealing soft-drink (and other similarly configured) beverage cans, and cardboard "TetraPak" beverage containers. "TetraPak" containers are four-sided, pyramidical beverage containers widely used in Europe, made of packaging material similar to milk "cartons" familiar to the U.S. market.

            ERBC acquired an exclusive and worldwide license to the Re-sealable Container Systems pursuant to a license agreement, dated March 20, 1997, with Cetoni Unwelttechnologie-Emwik Lungs GmbH ("Cetoni"), a Germany company that developed and held all right, title and interest in and to those systems, in consideration of ERBC's payment to Cetoni of $495,000, plus 50% of all royalties received by ERBC from sales of products and devices embodying or otherwise using Resealable Container Systems. Under the Re-sealable Container Sublicense, the Company paid ERBC $495,000 in consideration of the sub-license granted thereunder, and is obligated to pay to Cetoni 50% of the Company's net revenues from the sale or licensing of such products and devices.

            The Company has accounted for this technology license fee as acquired research and development and, in accordance with FASB Interpretation No. 4, has charged the license fee of $495,000 to research and development expenses for the year ended December 31, 1997.

      d) On January 28, 1997, the Company entered into a technology transfer consulting arrangement with American Autopark, Ltd. ("Arbat") to license its technology, designs, renderings, blueprints and plans for the construction and operation of vertical parking structures. The Company is to receive a fee equal to $1,250 per parking space in each garage erected by Arbat or any of its affiliates based upon the technology transferred to Arbat by the Company. Certain shareholders of the Company are shareholders of Arbat.

            In August 1997, the Company received a $225,000 technology transfer fee under this agreement related to a construction of a parking structure in Moscow, Russia. The Company has deferred the recognition of this revenue until such time when all initial technology has been transferred to Arbat and the Company has no remaining obligation once construction commences.

      e) In September 1996, the Company entered into a technology transfer and consulting agreement with Eurowaste, Ltd. ("Eurowaste"), a related party, under which Eurowaste will pay the Company $2,450,000 upon the initiation of construction of the first waste to energy plant, and a design and implementation consulting fee of $425,000 for each subsequent plant. A shareholder and director of the Company is the Chairman, Chief Executive Officer and a shareholder of Eurowaste.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 3 - TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS (Continued)

            The Company intends to recognize revenue from the initial fee of $2,450,000 at the time when all initial technology has been transferred to Eurowaste and the Company has no remaining obligations once construction commences. Revenue from the $425,000 design and implementation and consulting fee will be recognized during the construction period of each subsequent waste-to-energy plant.

      f) On May 1, 1995, the Company entered into a license agreement which granted the Company an exclusive right to license certain technologies for medical application systems in Russian/European countries for the remaining life of the patent for $37,500. In lieu of cash, the owner accepted 600,000 shares of the Company's common stock. The agreement called for quarterly royalty payments equal to 5% of gross revenues earned and received by the Company with a minimum annual royalty of $100,000. No minimum royalty payment was to accrue or be payable until December 1, 1995. The Company terminated the agreement on November 30, 1995 and expensed the cost of the license. No products were developed or sold using the licensed technology and no royalties were due the owner.

      g) On May 29, 1995, the Company entered into a license agreement which granted the Company, for the life of the patent, territorially limited exclusive license to use technology marketed under the name Coherent On Receive Only ("CORO") in Europe and the Near East. In consideration for the grant of the license and the use of the proprietary engineering, the Company agreed to pay the developer a $200,000 initial license fee upon delivery of the technology, along with an 8% royalty payable semi-annually on equipment gross sales.

            If the technology is delivered, the Company intends to account for the $200,000, an initial license fee and amortize over the shorter of the economic life of the technology or remaining term of license agreement.

            Management is currently evaluating the viability of this technology and its potential uses in various markets.

NOTE 4 - MACHINERY AND EQUIPMENT

            Machinery and equipment consisted of the following:

                                            December 31,
                                     -------------------------
                                       1996             1997
                                     --------         --------
Cost
Accumulated depreciation             $ 10,953         $ 17,344
                                         (397)          (3,294)
                                     --------         --------
                                     $ 10,556         $ 14,050
                                     ========         ========

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 4 - MACHINERY AND EQUIPMENT (Continued)

      Depreciation expense for the period from inception (May 26, 1995) to December 31, 1995 and for the years ended December 31, 1996 and 1997 amounted to $-0-, $397 and $2,897, respectively.

NOTE 5 - ORGANIZATION AND PATENT COSTS

      Organization and patent costs consisted of the following:

                                            December 31,
                                     -------------------------
                                       1996             1997
                                     --------         --------

Organization costs                   $  1,557         $  1,557
Costs of patents                       24,639           29,801
Accumulated amortization                 (794)          (2,707)
                                     --------         --------
                                     $ 25,402         $ 28,651
                                     ========         ========

      Patent costs capitalized during 1996 and 1997 represent legal and other costs related to filing of patent applications in various countries.

      Amortization expense for the period from inception (May 26, 1995) to December 31, 1995 and for the years ended December 31, 1996 and 1997 amounted to $182, $612 and $1,913, respectively.

NOTE 6 - NOTES PAYABLE TO/RECEIVABLES FROM RELATED PARTIES

      Loans from Related Parties

      During 1996, three shareholders of the Company loaned the Company $341,300 under four separate promissory note. The notes bear interest at the rate of 10% per annum and were due on December 31, 1996. In December of 1996, $141,300 of principal on such notes was repaid by the Company. The balance of $200,000 was converted into four units of the bridge financing discussed in Note 8. Interest expense related to these loans for 1996 amounted to $15,948.

      During 1997, the Company borrowed $420,140 from a shareholder of the Company. The loans were due on demand and provided for an interest rate of 10% per annum. As additional consideration, the shareholder received warrants to purchase 364,000 shares of common stock at $5.02 exercisable over the three-year period ending December 31, 2000 (see Note 10). As of December 31, 1997, the Company repaid all of the shareholder's loans which amounted to $420,140, plus applicable interest of $7,075.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 6 - NOTES PAYABLE TO/RECEIVABLES FROM RELATED PARTIES (Continued)

      Loans to Related Parties

      In December 1996, the Company advanced $84,000 to a consultant and shareholder of the Company. The full amount, plus interest at 10% per annum, was repaid during February 1997.

      During 1996, the Company advanced $5,918 to Arbat Autopark, Ltd., a company related by virtue of common shareholders. Said advance is non-interest bearing and outstanding at December 31, 1997.

NOTE 7 - NOTES PAYABLE - BRIDGE LOAN

      In December 1996, the Company completed a private placement of 40 Units, each consisting of the Company's one-year promissory note in the principal amount of $50,000, bearing interest at the rate of 12% per annum, and 25,000 shares of its common stock for an aggregate offering price of $2,000,000. Of such Units sold, four Units were issued to two shareholders in exchange for cancellation of promissory notes amounting to $200,000 (see Note 6).

      The proceeds of such offering were used to pay accrued liabilities, repay shareholders promissory notes of $141,000 and fund research and development costs.

      In December of 1997, the Company and the promissory note holders agreed to extend the original maturity date from December 18, 1997 to March 18, 1998 and increase the interest rate from 12% to 15% per annum effective on December 19, 1997. On March 6, 1998, the promissory notes were satisfied by the Company from proceeds of a Convertible Debenture financing completed in February of 1998.

      See Note 10 for further discussion of this financing.

NOTE 8 - 8% CONVERTIBLE DEBENTURES

      On November 27, 1997, the Company sold through a private placement $3,000,000, 8% Convertible Debenture notes, due November 27, 2000. As additional consideration, the Company issued separate warrants to the purchasers to purchase 60,000 shares of the Company's common stock at 110% of the market price, determined over the last five trading days prior to November 27, 1997, or $4.73 per share. The warrants are exercisable over two years.

      See Note 10 for further discussion of the Convertible Debentures.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


NOTE 9 - INCOME TAXES

      For the period from inception (May 26, 1995) to December 31, 1995, pursuant to Internal Revenue Service Code Section 195, the Company elected to treat its expenditures as start-up costs. These costs totalling approximately $510,000 were treated, for income tax purposes, as deferred expenses to be amortized on a straight-line basis over five years.

      The Company was not required to provide for a provision for income taxes for the period ended December 31, 1995 and for the years ended December 31, 1996 and 1997 as a result of net operating losses incurred during these periods.

      The components of deferred tax assets and liabilities at December 31, 1996 and 1997 are as follows:

                                                         1996         1997
                                                     ----------    ----------
Deferred Tax Assets:
  Net operating loss carryforwards                   $  803,902    $2,562,766
  Start-up costs                                        138,728       104,045
  Temporary differences, principally relates to tax
    effects of compensatory element of stock
    issuances                                           411,251     2,831,219
                                                     ----------    ----------
   Total Gross Deferred Tax Assets                    1,353,881     5,498,030

  Less:  Valuation allowance                         (1,353,881)   (5,498,030)
                                                     ----------    ----------
   Net Deferred Tax Assets                           $       --    $       --
                                                     ==========    ==========

      The net change in the valuation allowance for deferred tax assets was an increase of $4,144,149.

      As of December 31, 1997, the Company had available approximately $7,537,000 of net operating losses for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire during the year 2015 through 2017. Pursuant to
      Section 382 of the Internal Revenue Code, substantial restrictions are imposed on the utilization of net operating loss carryforwards in the event of an ownership change.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 9 - INCOME TAXES (Continued)

            A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                           1996           1997
                                       -----------    -----------

Computed tax at the statutory rate     $(1,182,174)   $(4,230,022)
Non-deductible expenses and losses           1,702         85,873
Tax effects of temporary differences       411,251      2,419,968
Start-up costs                             (34,681)       (34,683)
Unutilized net operating loss              803,902      1,758,864
State income taxes                              --             --
                                       -----------    -----------
  Income Tax Expense                   $        --    $        --
                                       ===========    ===========

NOTE 10 - STOCKHOLDERS' DEFICIENCY

            Common Stock Transactions

            In May 1995, the Company issued 4,380,800 shares to its founder.

            Since inception (May 26, 1995) through December 31, 1997, the Company completed two offerings of common stock under Rule 504 and two offerings under 506 of the Securities Act of 1933 (the "Act") as follows:

            First Offering

            Under the first offering, during the period from inception (May 26, 1995) to December 31, 1995, the Company sold 2,640,000 shares of common stock at $0.0625 per share and derived aggregate proceeds of $165,000, of which $3,000 was due from stockholders at December 31, 1995.

            During August 1995, the Company issued 440,000 shares of common stock, valued at $27,500, to two individuals and a financial institution as consideration for assistance in the above offerings.

            During August 1995, the Company issued 600,000 shares of common stock in connection with its purchase of a license valued at $37,500. The shares were issued as part of the first offering.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 10 - STOCKHOLDERS' DEFICIENCY (Continued)

            On October 10, 1995, the Company issued 600,000 non-qualified stock options to acquire shares of common stock to three related parties as consideration for financial public relations services, investment banking services and legal services, valued at $75,000, in connection with the above offerings. The options were issued outside of the 1995 Stock Option Plan and had a term of one year commencing January 1, 1996. All of the options were exercised on January 18, 1996 and the related 600,000 shares were issued as part of the first offering.

            Second Offering

            Under the second offering, which commenced in October of 1995, the Company sold 2,718,000 shares of common stock at $0.25 per share and derived aggregate proceeds of $679,500. Of these 2,718,000 shares sold, pursuant to the second offering, 1,440,000 shares were sold during 1995 for aggregate proceeds of $360,000 and 1,278,000 shares were sold during 1996 for aggregate proceeds of $319,500.

            Third Offering/Bridge Financing

            In December 1996, the Company completed a private placement (the "Bridge Financing") of 40 Units, each consisting of the Company's one-year promissory note in the principal amount of $50,000, bearing interest at the rate of 12% per annum, and 25,000 shares of its common stock for an aggregate offering price of $2,000,000, and aggregate number of common shares of 1,000,000. Of such Units sold, four Units were issued to two shareholders in exchange for cancellation of promissory notes amounting to $200,000 (see Note 6). The Units were offered and sold in reliance on an exemption from registration pursuant to Rule 506 of Regulation D under the Act, and only to accredited investors within the meaning of Rule 501 of Registration D under the Act.

            Under the agreement, the notes were due one year from the issuance date. Holders of the shares of common stock issued pursuant to this agreement have, among other things, demand and mandatory registration rights, including penalties, which require the Company to issue to the Unit holders up to 1,000,000 additional shares of common stock if such shares were not registered under the Act within the specified time frame. As of December 31, 1996, the Company recorded an additional 500,000 shares of common stock to be issued under the offering based on the Company's belief that it would not meet one of the two filing deadlines. The Company did not meet either filing deadline and, accordingly, the 500,000 additional common shares recorded as of December 31, 1996, were issued to such holders in April 1997, and a further 500,000 common shares were issued to such holders in August 1997. As of their maturity in December 1997, the Company had insufficient funds to repay such notes and also had not yet registered the shares of common stock as required under the agreement. Accordingly, the Company obtained the agreement of the noteholders to extend the notes' maturity until March 18, 1998, in consideration of the issuance to the noteholders of an aggregate of 1,000,000 additional shares of the Company's common stock. The Company agreed to register such shares of common stock under the Act. Pursuant to the terms of the notes, as of December 19, 1997, their interest rate has been increased to 15% per annum.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 10 - STOCKHOLDERS' DEFICIENCY (Continued)

            Furthermore, under the terms of the December 1997 extension agreement, if by April 1, 1998 a registration statement, which shall include all shares issued to holders of bridge notes, is not declared effective by the Securities and Exchange Commission (the "SEC"), then the Company will issue to each Unit holder, 12,500 shares of the Company's common stock. Effective on April 2, 1998, and for each of the three-month period thereafter, if the registration statement is not declared effective by the SEC, the Company and unit holders will negotiate the number of penalty shares to be issued.

            The 3,000,000 common shares issued under the December 1996 agreement and December 1997 extension agreement are detachable shares and are accounted for separately from the promissory notes as an addition to paid-in capital for the value of the stock issued and as a charge to stockholders' deficiency for the unearned portion. The value assigned to the 3,000,000 shares was based on fair value and amounted to $7,444,875, of which $2,719,875 was recorded in 1996 attributable to 1,500,000 shares, and $4,725,000 was recorded in 1997 attributable 1,500,000 shares. These amounts are being amortized on the interest method over a 12-month period and charged to financing costs. The amount charged to financing costs for the years ended December 31, 1996 and 1997 amounted to $226,656 and $7,218,219, respectively.

            Costs associated with this offering allocated to the promissory notes, which amounted to $22,150, have been capitalized and are being amortized as financing costs over the life of the notes. For the years ended December 31, 1996 and 1997, amortization related to the promissory note costs amounted to $1,846 and $20,304, respectively.

            Fourth Offering/8% Convertible Debentures

            On November 27, 1997, the Company sold through a private placement $3,000,000, 8% convertible debenture notes, due November 27, 2000. As additional consideration, the Company issued separate warrants to the purchasers to purchase 60,000 shares of the Company's common stock at 110% of the market price, determined over the last five trading days prior to November 27, 1997, or $4.73 per share. The warrants are exercisable over two years.

            The debenture agreement permits the holders of the debentures to convert the debt into shares of common stock at beneficial conversion rates based on the timing of the conversions. The conversion feature commences at the earlier of: (i) the date the underlying shares to the convertible debentures are registered and declared effected by the SEC; (ii) February 25, 1998. Shares of common stock to be issued at the conversion date shall be equal to the outstanding principal and accrued interest at the conversion date, divided by the conversion price. The conversion price is the lower of $5.38 or the average bid price per share of the Company's common stock for five trading days immediately

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 10 - STOCKHOLDERS' DEFICIENCY (Continued)

            preceding the conversion date, multiplied by (i) 80% in the case of conversions effected prior to May 29, 1998, (ii) 75% in the case of conversions effected on or after May 29, 1998, but prior to November 25, 1998, and (iii) 70% in the case of conversions effected on or after November 25, 1998. Furthermore, the conversion price may not be less than a specified "floor" initially set at $2.00. Commencing on November 27, 1999, all or any portion of the remaining debt, at the option of Eurotech, is convertible into common stock at the 70% conversion rate.

            The Convertible Debenture agreement obligates the Company to register a number of common shares equal to the sum of (i) 200% of the number of shares of common stock into which the debentures are convertible, (ii) interest thereon and (iii) 127,500 shares of common stock related to the warrants. Further, the Company has agreed that if a registration statement covering the underlying shares of the Convertible Debenture is either not filed with the SEC on or prior to January 15, 1998, or, if filed, is not declared effective by the SEC on or prior to February 16, 1998, the Company will be obligated to pay to the debenture holders liquidated damages equal to 1% of the aggregate principal amount of the then outstanding notes on the first day of each month until such filing or effectiveness deficiency is cured. As of March 12, 1998, such registration statement has not been declared effective by the SEC. Accordingly, the Company will be liable for such damages to the purchasers of the Convertible Debentures.

            The Company has assigned a value of $1,337,143 to the beneficial conversion feature of the debentures and $134,400 to the 60,000 warrants issued the purchasers of the Convertible Debentures. These amounts are accounted for separately from the Convertible Debentures as an addition to paid-in capital and as a reduction of stockholders' equity for the unearned portion. The unearned portion is being amortized on the interest method over the 180-day period commencing November 27, 1997 and is charged to financing costs. For the year ended December 31, 1997, amortization of such unearned financing cost amounted to $277,958.

            Costs in connection with the $3,000,000 Convertible Debenture offering allocated to the Convertible Debentures, amounted to $472,080. Such costs were comprised of: (i) legal and professional fees amounting to $22,000, (ii) a placement fee to an unrelated party amounting to $300,000 and (iii) the placement agent received non-cash consideration valued at $150,080 consisting of warrants to purchase 67,500 shares of the Company's common stock at $4.73 per share, or 110% of Company's average closing price, determined over the last five trading days prior to November 27, 1997. The Company is amortizing such costs over 180 days as a financing expense commencing November 27, 1997. For the year ended December 31, 1997, amortization related to such costs amounted to $89,170.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 10 - STOCKHOLDERS' DEFICIENCY (Continued)

            Other Issuances

            During 1996, the Company issued 4,345,036 shares of common stock as consideration for consulting services performed by various employees and consultants, including related parties, through December 31, 1996. Shares issued under these arrangements were valued at $1,209,477, which was all charged to operations during 1996. Of such shares issued in 1996, 2,628,000 shares of common stock were issued for start-up services rendered principally during 1995. Such shares were assigned a value of $164,250, which represented the fair market value for these services rendered at such time.

            During 1997, the Company issued 205,000 shares of common stock as consideration for consulting services performed by various consultants, including related parties, during the year ended December 31, 1997. Shares issued under these arrangements were valued at $839,550, which was all charged to operations during 1997.

            General

            Shares of common stock and stock options issued for other than cash have been assigned amounts equal to the fair value of the underlying service or assets received in the exchange. The fair market value of the shares issued were determined by taking into consideration restrictions on future sale, risks associated with start-up of a new business, lack of revenues, lack of working capital and equity and other various economic risks.

            Compensation to related parities paid in the form of shares of common stock or stock options, materially approximate amounts that would have been paid by unrelated parties.

            Warrants

            At December 31, 1997, the Company had outstanding warrants to purchase 1,426,500 shares of the Company's common stock at prices ranging from $1 to $5.02 as described below.

            Pursuant to a financial consulting agreements, in April of 1996, the Company agreed to issue warrants to purchase 600,000 shares of common stock. The warrants are exercisable for a period of four years commencing May 22, 1997 at an exercise price of $1.00 per share. To date, the Company has issued warrants to purchase 130,000 shares of common stock. The Company has not issued the remaining 470,000 warrants due to the non-performance of services and for other business reasons (see Note 12).

            In October 1996, the Company entered into two-year consulting agreements with two individuals for certain advisory services. As full compensation for services to be rendered to the term of the agreements, the Company issued warrants to purchase 150,000 shares of common stock each exercisable for a period of five years commencing October 1, 1996 at an exercise price of $1.50 per share. For the years ended December 31, 1996 and 1997, no warrants were exercised.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

            As additional consideration for monies advanced the Company during 1997 (Note 6), a shareholder received warrants to purchase 364,000 common shares at a price of 110% of the average market price over the five-day period ending November 20, 1997, or $5.02 per share. The warrants may be exercised commencing January 1, 1998 and expire on December 31, 2000. The warrants were assigned a value of $862,680 which was all charged to operations as a financing expense during 1997.

            Pursuant to a financial consulting agreement in December of 1997, a consultant was issued warrants to purchase 35,000 shares of common stock at $4.73 per share. The warrants may be exercised commencing January 1, 1998 and expire on December 31, 2000. The warrants were assigned a value of $39,588 which was all charged to operations as a financing expense during 1997.

            Pursuant to the Convertible Debenture financing completed in November of 1997, the Company issued to the purchasers of the debentures warrants to purchase 60,000 shares of common stock and issued to the placement agent warrants to purchase 67,500 shares of common stock at $4.73 per share. The warrants may be exercised over the two-year period ending November 27, 1999. The warrants were valued at $284,480 and said amount will be charged to operations as a financing cost over the 180-day period commencing November 27, 1997.

            In estimating the value of warrants pursuant to the accounting provisions SFAS 123, the Company used the following assumptions:

                                       December 31, 1996    December 31, 1997
                                       -----------------    -----------------

            Risk-free interest rate             6%                  5%
            Expected life                    3 years             2 years
            Expected volatility                30%                99.61%
            Dividend yield                      0                   0

            If such accounting provisions of SFAS 123 were applied, then the Company's net loss and the net loss per share would have been $3,764,983 and $.25, respectively, for the year ended December 31, 1996. There is no proforma effect for 1997 because the warrants issued during 1997 were to non-employees and were for financing services. The value assigned to these warrants is being charged to operations over the expectant life of the related debt.

            Earnings Per Share

            Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the for the periods presented consist of the following:

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

            Warrants to purchase common stock                          1,426,500
            Convertible Debentures (assumed conversion at initial
             floor price and at largest discount)                      2,142,857
            Options to purchase common stock                              75,000
                                                                       ---------

            Total as of December 31, 1997                              3,644,357
                                                                       =========

            Substantial issuance after December 31, 1997 through
             March 12, 1998:
             Convertible Debentures issued February 1998 (assumed
              conversion at initial floor price and at largest
              discount)                                                2,900,000
                                                                       =========

NOTE 11 - 1995 STOCK OPTION PLAN

            The Company's 1995 Stock Option Plan (the "Option Plan") was adopted by the Board of Directors and stockholders of the Company on November 12, 1995. Under the Option Plan, 500,000 shares of the Company's common stock, subject to certain adjustments, are reserved for issuance upon the exercise of options. Options granted under the Option Plan may be either (i) options intended to constitute incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or any corresponding provisions of succeeding law (the "Code") or (ii) non-qualified stock options. Incentive stock options may be granted under the Option Plan to employees (including officers) of the Company or a subsidiary corporation (or any director of, or consultant or advisor to, the Corporation, as may be selected by the committee) thereof on the date of grant. Nonqualified options may be granted to (i) non-employees of the Company or a subsidiary thereof on the date of the grant, and (ii) consultants of advisors who do not provide bonafide services, and such services must not be in connection with the offer or sale of securities in a capital raising transaction.

            By its terms, the Option Plan is to be administered by a committee (the "Committee") appointed by the Board of Directors which shall consist of either the entire Board of Directors, or by a committee of two or more persons (who may or may not be directors), and who serve at the discretion of the Board of Directors. Subject to the provisions of the Option Plan, the Committee has the authority to determine the persons to whom options will be granted, the exercise price, the term during which options may be exercised and such other terms and conditions as it deems appropriate.

            Any options granted under the Option Plan will be at the fair market value of the common stock on the date of the grant (or 110% of the fair market value in the case of employees holding ten percent or more of the voting stock of the Company). Options granted under the Option Plan will expire not more than ten years from the date of the grant subject to earlier termination under the Option Plan. The term of an incentive stock option granted to a 10% shareholder shall be no more than 5 years from the date of the grant. The Option Plan will terminate on November 12, 2005.

            As of December 31, 1997, no options were granted under the Option Plan.

NOTE 12 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

            Lease Obligations

            In August 1996, the Company entered into a sublease agreement to rent office space for a period of fourteen months. On November 1, 1997, the Company renewed its lease for a five-year period. Under the lease agreement, annual rent will amount to $48,000 for each year, commencing November 1, 1997, subject to certain expense adjustments.

            Commencing March 1997, the Company rented office space at the premises of Technion Entrepreneurial Incubator, Ltd., in Haifa, Israel, on a month-to-month tenancy basis at the rate of $300 per month.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 12 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

            Rent expense for all premise operating leases was approximately $-0-, $11,000 and $42,000 for the period ended December 31, 1995, and the years ended December 31, 1996 and 1997, respectively.

            Employment Agreement

            The Company terminated the employment agreement with the former President of the Company effective on February 28, 1998. Pursuant to the employment agreement, the former President received: (i) a base salary of $77,374 per year; (ii) 255,000 shares of the Company's common stock. The 255,000 shares issued pursuant to the contract was valued at $152,000 and was charged to operations during 1996.

            Consulting Agreements/Commitments

            Commencing January 1, 1997, the Company agreed to pay a consultant and advisor to the Company who is also a shareholder of the Company, monthly consulting fees of $16,667. This agreement expired on December 31, 1997.

            The Company engages ERBC under an oral agreement to develop business plans, develop business opportunities in the European Union, Russian and Ukraine and for the evaluation of various technologies held by former instrumentalities in the former Soviet Union. The Company paid ERBC for consulting services $177,400, $16,200 and $-0- , respectively, during the period from inception (May 26, 1995) to December 31, 1995 and for the years ended December 31, 1996 and 1997.

            On April 15, 1996, the Company entered into a consulting agreement with a director and, effective January 23, 1998, the Chairman of the Company to evaluate technologies acquired by the Company for the purpose of introducing such technologies to potential licensees. The agreement calls for a payment of $10,000 and issuance of 20,000 shares of common stock as consideration for services performed through September 15, 1996. Commencing October 15, 1996 through April 15, 1998, the Company is obligated to pay $2,000 and issue 4,000 shares of common stock on a monthly basis as compensation for the consulting services through the earlier of April 15, 1998 or the termination date.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 12 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

            In July 1996, as amended, the Company entered into a consulting agreement to provide financial public relations services for a term of two years. The agreement can be terminated by the Company at the end of any calendar quarter by providing one week's written notice to the consultant. The agreement provided that the consultant initially receive monthly payments of $2,500, increased to $5,000, effective November 1996. Also, the consultant was granted an option to acquire up to 12,500 shares of common stock in each calendar quarter at an exercise price equal to the ask price per share on July 1 of each year as reported by National Quotation Bureau. During 1996 and 1997, options to acquire up to 25,000 common shares at $2.50 per share and 50,000 common shares at $6.75 per share, respectively, have vested under this agreement, but have not been exercised by the consultant. Each option shall has a term of one year.

            In November 1996, the Company entered into a consulting agreement for certain technology advisory services, including the evaluation of nuclear waste disposal technologies acquired by the Company for the purpose of introducing such technologies to potential licensees, for a term of two years. The Company is obligated to pay $4,000 and issue 20,000 shares of common stock for services performed through November 15, 1996. Commencing December 15, 1996, the consultant is obligated to receive $4,000 and 4,000 shares of common stock on a monthly basis as compensation during the term of the agreement.

            In December 1996, the Company entered into a consulting agreement for certain advisory services, including directing a technology development branch in Israel, for a term of two years. The advisor is obligated to be paid $2,000 and issued 5,000 shares of common stock for services performed through November 15, 1996. In addition, commencing January 1, 1997, on a monthly basis, the advisor will receive as compensation $1,000 and 2,000 shares of common stock during the term of the agreement. On December 1, 1997, the agreement was revised for a term of two years commencing on December 1, 1997. The revised agreement states that, on a monthly basis, the compensation will increase to 3,000 and 4,000 shares of common stock.

            In December 1996, the Company entered into a consulting agreement for certain services, including establishing a technology development branch is Israel, for a period of two years. The Company is obligated in January 1997 to pay $2,000 and issued 5,000 shares of its common stock for services rendered through the date of the agreement. In addition, commencing January 1, 1997, the advisor will receive as compensation $1,000 and 1,000 shares of common stock during the term of the agreement.

            In December 1996, the Company entered into a consulting agreement with a shareholder of the Company for certain technology advisory services, including establishing a technology development branch in Israel, for a term of two years. Under the agreement, on April 1, 1997, the Company will pay an introductory sum of $2,000 and issue 5,000 shares of common stock. Commencing April 1, 1997, the shareholder will receive $1,000 on a monthly basis as compensation during the term of the agreement.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 12 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

            In December 1996, the Company entered into a consulting agreement for certain advisory services, including managing a technology development branch in Israel, for a term of two years. The advisor is obligated to be paid $2,000 and issued 5,000 shares of common stock for services performed through November 15, 1996. In addition, commencing January 1, 1997, on a monthly basis, the advisor will receive as compensation $1,000 and 2,000 shares of common stock during the term of the agreement. On December 1, 1997, the agreement was revised for a term of two years commencing on December 1, 1997. The revised agreement states that, on a monthly basis, the compensation will increase to $3,000 and 4,000 shares of common stock.

            Compensation paid to related parties under the above listed consulting and other arrangements materially approximated amounts which would be assessed by unrelated parties.

            International Operations

            The Company has strategic alliances, collaboration agreements and licensing agreements with entities which are based in Russia and Ukraine. Both of these countries have experienced volatile and frequently unfavorable economic, political and social conditions. The Russian economy and the Ukraine economy are characterized by declining gross domestic production, significant inflation, increasing rates of unemployment and underemployment, unstable currencies, and high levels of governmental debt as compared to gross domestic production. The prospects of wide-spread insolvencies and the collapse of various economic sectors exist in both countries.

            In view of the foregoing, the Company's business, earnings, asset values and prospects may be materially and adversely affected by developments with respect to inflation, interest rates, currency fluctuations, government policies, price and wage controls, exchange control regulations, taxation, expropriation, social instability, and other political, economic or diplomatic developments in or affecting Russia and Ukraine. The Company has no control over such conditions and developments, and can provide no assurance that such conditions and developments will not adversely affect the Company's operations.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 12 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

            Risk of Environmental Liability; Present Lack of Environmental Liability Insurance

            The Company's radioactive contaminant technology is subject to numerous national and local laws and regulations relating to the storage, handling, emission, transportation and discharge of such materials, and the use of specialized technical equipment in the processing of such materials. There is always the risk that such materials might be mishandled, or that there might be equipment or technology failures, which could result in significant claims for personal injury, property damage, and clean-up or remediation. Any such claims against the Company could have a material adverse effect on the Company. The Company does not presently carry any environmental liability insurance, and may be required to obtain such insurance in the future in amounts that are not presently predictable. There can be no assurance that such insurance will provide coverage against all claims, and claims may be made against the Company (even if covered by insurance policies) for amounts substantially in excess of applicable policy limits. Any such event could have a material adverse effect on the Company.

            Concentration of Credit Risk

            Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash which is at one bank. Future concentration of credit risk may arise from trade accounts receivable. Ongoing credit evaluations of customers' financial condition will be performed and, generally, no collateral will be required.

            Litigation

            In December 1997, Raymond Dirks, Jessy Dirks, Robert Brisotti and David Morris filed an action in the Supreme Court for the State of New York, County of New York, against Eurotech, Ltd. for breach of contract, seeking injunctive relief, specific performance and monetary damages of nearly $5 million (the "Dirks Litigation"). The Dirks Litigation arises solely from an agreement between Eurotech and National Securities Corporation ("National") relating to financial advisory services to be performed by National Securities Corporation, a broker/dealer with which the plaintiffs were affiliated and of which Raymond Dirks Research was a division. Eurotech granted National a warrant certificate for 470,000 shares at $1.00 per share as a retainer for general financial advisory services. In conjunction with the separation of the plaintiffs and Raymond Dirks Research from National Securities Corporation, National assigned a significant portion of the warrant certificate to the plaintiffs.

            The plaintiffs allege, among other things, that they are entitled to damages composed of both the value of the stock on the date of their purported exercise of an alleged assignment of the warrant certificate, and the decrease in value of the price of the stock since the date of their purported exercise. Eurotech believes that the plaintiffs have significantly overstated their monetary damage claim and that, having sought monetary damages, the plaintiffs are not entitled to any type of equitable relief.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 12 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

            Process was served upon Eurotech at its California office in late January 1998. Eurotech intends to vigorously defend and believes that the plaintiffs' claims will be resolved favorably to the Company. If the Company were adjudged liable in the Dirks Litigation, the resolution of the litigation could have a material adverse effect on the Company.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

            Non-Cash Transactions

            1995:

            During the period from inception (May 26, 1995) to December 31, 1995, the Company issued 440,000 shares of common stock to settle liabilities of $27,500 associated with stock offerings and issued 600,000 shares of common stock for the purchase of a license valued at $37,500.

            During the period from inception (May 26, 1995) to December 31, 1995, the Company issued stock options for 600,000 shares of common stock to settle legal and consulting fee liabilities of $75,000 associated with stock offerings.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

            1996:

            During the year ended December 31, 1996, the Company issued 4,440,036 shares of common stock to settle liabilities of $1,381,736 associated with consulting services and financing costs.

            1997:

            During the year ended December 31, 1997, the Company issued 205,000 shares of common stock to settle liabilities of $839,550 associated with consulting services.

NOTE 14 - ABORTED PROPOSED INITIAL PUBLIC OFFERING OF PREFERRED STOCK

            In June of 1997, the Company had determined not to proceed with a previously contemplated, initial public offering of 5,000,000 shares of cumulative convertible preferred stock. Costs in connection therewith, aggregating $75,000, were charged to operations during the year ended December 31, 1997.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 15 - SUBSEQUENT EVENTS

            Technologies Acquired

            Pursuant to three Technology Purchase Agreements each dated January 1, 1998, the Company has acquired from Oleg L. Figovsky, Ph.D. , a consultant to the Company, all right, title and interest in and to the following three unpatented technologies developed by him, inclusive of future improvements thereto: (i) a group of related technologies collectively known as "Interpenetrated Network Polymers" ("INPs"), (ii) "Liquid Ebonite Material" ("LEM") and (iii) "Rubber Concrete" ("RubCon") for purchase prices of $75,000, $15,000 and $35,000, respectively (each, a "Purchase Price"). Pursuant to each such Technology Purchase Agreement, during 15-year period commencing on January 1, 1998, the Company is obligated to pay to Dr. Figovsky royalties equal to 49% of the Company's net revenues from the sale or licensing of any products incorporating the applicable technology, subject to the Company's right to deduct from the first royalties payable under each agreement an aggregate sum equal to the Purchase Price paid thereunder.

            Convertible Debenture Offering

            On February 23, 1998, the Company sold through a private placement $3,000,000, 8% convertible debenture notes, due February 23, 2001. As additional consideration, the Company issued separate warrants to purchase 60,000 shares of the Company's common stock at $2.30 per share. The warrants are exercisable over two years.

            The debenture agreements permit the holders of the debentures to convert the debt into shares of common stock at beneficial conversion rates based on the timing of the conversion. The notes conversion feature commences at the earlier of: (i) the date the underlying shares to the convertible debenture notes are registered and declared effected by the SEC; (ii) 90 days after February 23, 1998. Shares of common stock to be issued at the conversion date shall be equal to the outstanding principal and accrued interest at the conversion date, divided by the conversion price. The conversion price is the lower of $2.62 or the average bid price per share of the Company's common stock for five trading days immediately preceding the conversion date, multiplied by (i) 80% for any conversion honored prior to the 180th day after February 23, 1998,
            (ii) 75% for any conversion honored on or after the 180th day and prior to the 360th after February 23, 1998, and (iii) 70% for any conversion honored after the 360th day after February 23, 1998. Furthermore, the conversion price may not be less than a specified "floor" initially set at $1.625. Commencing on February 23, 2000, all or any portion of the remaining debt due under this financing at the option of Eurotech is convertible into shares of common stock at the 70% conversion rate.

            Furthermore, the Company has agreed that if a Registration Statement covering the underlying shares of the convertible note is either not filed with the SEC on or prior to March 2, 1998 or, if filed, is not declared effective by the SEC on or prior to March 15, 1998, the Company will be obligated to pay to the debenture holders liquidated damages equal to 1% of the aggregate principal amount of the then outstanding notes on the first day of each month until such filing or effectiveness deficiency is cured.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 15 - SUBSEQUENT EVENTS (Continued)

            The Company intends to assign a value to the debentures' beneficial conversion feature and warrants amounting to $1,100,000, which will be amortized over 180 days commencing February 23, 1998.

            Proceeds from the sale of the 3,000,000, 8% convertible debenture notes amounted to $2,765,000 net of costs which were comprised of:
            (i) legal and professional fees amounting to $10,000, (ii) a placement fee to an unrelated party amounting to $225,000. The legal and placement fees of $235,000 will be recorded as deferred financing costs and will be amortized over 180 days commencing February 23, 1998.

            Repayment of $2,000,000 Bridge Notes

            On March 6, 1998, the Company repaid all of the $2,000,000 principal due to the holders of the bridge notes from proceeds of the February 1998 Convertible Debenture offering.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 1998.

                                        EUROTECH, LTD.


                                        By:/s/ Peter Gulko
                                           -----------------------------------
                                           Peter Gulko, President and Secretary

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                      Title                        Date


/s/James D. Watkins          Director and Chairman           April 14, 1998
----------------------
James D. Watkins


/s/Maxwell Robb              Director                        April 14, 1998
----------------------
Maxwell Robb


/s/Lawrence McQuade          Director                        April 14, 1998
----------------------
Lawrence McQuade


/s/Peter Gulko               President and Secretary         April 14, 1998
----------------------
Peter Gulko

/s/John McNeil Wilkie       Sr. Vice President and          April 14, 1998
----------------------       Chief Financial Officer
John McNeil Wilkie