Form 10-K/A
period 1997-12-31
EUROTECH LTD
filed 1998-04-21
CIK 1033030

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                   FORM 10-K/A

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

      The Moscow automated parking garage will be developed, and if completed will be owned and operated, by "Cinema World on Arbat," a Russian joint stock company, the equity of which is owned 50% by Arbat American Autopark, Ltd., a Delaware corporation ("Arbat American"), 45% by "Soyuz Agat Fil," a Russian company to which the Moscow municipal government has allocated the construction site and which holds the necessary construction approvals and permits, and 5% by a privately owned Russian affiliate of "Mosinterstroi," a quasi-governmental entity of the City of Moscow. 40% of the equity of Arbat American is owned by ERBC. One present employee and one former business representative of ERBC are beneficial owners of shares of the Company's Common Stock, and the chief executive officer of ERBC is the beneficial owner of 6.6% of the Company's outstanding Common Stock. One of the directors of Arbat American is a shareholder of the Company's Common Stock, and another individual, who is a director and the president of Arbat American, is a shareholder of the Company's Common Stock.

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

      ERBC is the beneficial owner of 255,000 shares of the Company's Common Stock. The chief executive officer and sole shareholder of ERBC is the beneficial owner of 6.6% of the Company's Common Stock, and one present employee and one former business representative of ERBC are beneficial owners of shares of the Company's Common Stock. See "Certain Relationships and Related Transactions."

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

Executive Officers and Directors

       Name                Age             Position with the Company
       ----                ---             -------------------------

James D. Watkins           70       Director and Chairman
Maxwell Rabb               87       Director
Peter Gulko                48       President, Secretary and Principal Financial
                                     Officer
Lawrence C. McQuade        70       Director

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

      Peter Gulko has been the President, Secretary and Principal Financial Officer of the Company since February, 1998, and served as a Director of the Company from its incorporation in May, 1995 until January, 1998. From May 1994 until February 1998 Mr. Gulko also acted as a business agent for ERBC particularly with respect to that company's activities in the former Soviet Union. From 1995 Mr. Gulko has also been the President of CIS Development, Inc., a consulting company of which he is the sole owner. From 1991 until 1994 Mr. Gulko was the director of the Moscow, Russia, office of TMR, International, a technology transfer company that specialized in oil refining. Mr. Gulko is a 1973 recipient of a Masters Degree in Civil Engineering from Novocherkassk University in Russia.

      On November 17, 1997, Karl J. Krobath resigned as a Director of the Company. On January 23, 1998, Randolph Graves, Peter Gulko and Hans Joachim Skrobanek resigned as Directors of the Company, and Randolph Graves and Hans Joachim Skrobanek resigned as officers of the Company.

      On January 23, 1998, Adm. James D. Watkins, Maxwell Rabb and Lawrence McQuade were elected by the departing Directors to serve as Directors of the Company.

Anticipated Officer

      The Company anticipates that, subject to the execution of a definitive employment agreement, John McNeil Wilkie will be appointed Senior Vice President and Chief Financial Officer of the Company in or about May, 1998. From 1992 Mr. Wilkie has served as the President of Telluride Music Co., Inc., which he founded and which owns and operates a retail music store in Telluride, Colorado. From 1990 through 1991 Mr. Wilkie was a managing director of The Consulting Group, Ltd., an executive search firm, for which he developed and executed executive searches for U.S., European and Japanese companies in the financial services industry. From 1986 through 1989 he served as Vice Chairman of Morgan Guaranty International Bank, where he served as Chairman of the Credit Policy Committee and performed strategic planning and developed policy directed towards high net worth individuals and international trade. During this period Mr. Wilkie also served as Vice President and General Manager for Corporate Finance - Latin America of Morgan Guaranty Trust Company, where he managed line units responsible for sovereign debt, corporate and government lending, debt trading and sales, and correspondent banking relationships with U.S. and Latin American clients. From 1980 through 1986, Mr. Wilke served as General Manager of Morgan Guaranty in Italy and Director of J.P. Morgan, SPA, where he worked extensively with European capital markets. Mr. Wilkie received a B.A. degree in History from Harvard University in 1960.

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

                                     Number of Shares       Percentage of Shares
    Name and Address (1)           Beneficially Owned(2)     Beneficially Owned
    --------------------           ---------------------     ------------------

Peter Gulko                              1,110,000                  5.9%

Maxwell Rabb                                80,000                    *

Kurt Seifman                             1,246,300                  6.6%

James D. Watkins                            97,000                    *

Lawrence McQuade                                 0                    0

Directors and Officers
As a Group (4 Persons)                   1,287,000                  6.8%

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

former Secretary of the Company. Mr. Skrobanek is the beneficial owner of 145,000 shares, and Mr. Gulko is the beneficial owner of 1,110,000 shares, of the Company's Common Stock. The chief executive officer and sole shareholder of ERBC, Kurt Seifman, is the beneficial owner of 1,246,300 shares of the Company's Common Stock. Mr. Gulko currently is the President, Secretary and Principal Financial Officer of the Company.

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

      Kurchatov Research Holdings, Ltd. During the period of June, 1997, through February 13, 1998, Dr. Graves (who until January 23, 1998, served as the Chairman, Chief Executive Officer and a director of the Company) served as a director and Secretary of KRH, which is entitled to receive 50% of the net profits derived by the Company from the sale or licensing of the Company's EKOR compound. During Dr. Grave's tenure as President of KRH, the Company did not enter into any material agreements or commitments with KRH. See "Business - Principal Technologies - Silicon - Organic (EKOR) Compound" and "Certain Relationships and Related Transactions." The outstanding common stock of KRH is owned of record by ERBC and by CIS. Such Stock is held by CIS for the benefit of the EAPS in EAPS's capacity as representative of various individual Russian and Ukrainian scientists, researchers and academics affiliated with EAPS and Kurchatov. KRH is entitled to receive 50% of the net profits derived by the Company from the sale and licensing of the EKOR compound, one of the Company's Principal Technologies. Peter Gulko, the beneficial owner of 1,110,000 shares of the Company's Common Stock, who served as a director of the Company until January 23, 1998, and who presently is the President, Secretary and Principal Financial Officer of the Company, is the sole shareholder of CIS. See "Business
- Principal Technologies - Silicon - Organic (EKOR) Compound."

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

New York, New York
March 12, 1998

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

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 20, 1998.

                                        EUROTECH, LTD.


                                        By:/s/ Peter Gulko
                                           -----------------------------------
                                           Peter Gulko, President, Secretary and
                                           Principal Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                      Title                        Date


/s/James D. Watkins          Director and Chairman           April 20, 1998
----------------------
James D. Watkins


/s/Maxwell Rabb              Director                        April 20, 1998
----------------------
Maxwell Rabb


/s/Peter Gulko               President, Secretary and        April 20, 1998
----------------------       Principal Financial Officer
Peter Gulko