Form 10-Q
period 1998-03-31
EUROTECH LTD
filed 1998-05-15
CIK 1033030

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10 - Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 333-26673

                              --------------------

                                 EUROTECH, LTD.
             (Exact name of registrant as specified in its charter)


               District of Columbia               33-0662435
         (State or other jurisdiction of        (IRS Employer
          incorporation or organization)     Identification No.)

                              1101 30th Street, NW
                                    Suite 500
                           Washington, D.C. 20007-3772
                    (Address of principal executive offices)
                                 (202) 625-4382
                           (Issuer's telephone number)

                              --------------------

               (Former name, former address and former fiscal year
                          if changed since last report)


      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   [ X ]                               No    [   ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,971,836 shares of Common Stock, $0.00025 par value, were outstanding as of March 31, 1998.

      Transitional Small Business Disclosure Forms (check one):

            Yes   [   ]                               No    [ X ]

================================================================================

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                               INDEX TO FORM 10-Q
                                 March 31, 1998

                                                                       Page Nos.
                                                                       ---------

PART I - FINANCIAL INFORMATION:                                             1

     ITEM I - FINANCIAL STATEMENTS                                          1

          BALANCE SHEETS                                                    1
             At December 31, 1997 and March 31, 1998

          STATEMENTS OF OPERATIONS                                          2
             For the Three Months Ended March 31, 1997
             For the Three Months Ended March 31, 1998
             For the Period from Inception (May 26, 1995)
             to March 31, 1998

          STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY                 3 - 5
             For the Period from Inception (May 26, 1995) to
             December 31, 1997
             For the Three Months Ended March 31, 1998

          STATEMENTS OF CASH FLOWS                                          6
             For the Three Months Ended March 31, 1997
             For the Three Months Ended March 31, 1998
             For the Period from Inception (May 26, 1995) to
             March 31, 1998

          NOTES TO FINANCIAL STATEMENTS                                   7 - 12

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL          13 - 17
              CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                18

      ITEM 6 - Exhibits and Reports on Form 8-K                          18 - 19

                    (a) Exhibits                                         18 - 19

                    (b) Reports on Form 8-K                                19

SIGNATURES                                                                 19

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                                 EUROTECH, LTD.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS
                                    (Note 2)

                                                          At December 31, 1997   At March 31, 1998
                                                          --------------------   -----------------
                                                                                    (Unaudited)
CURRENT ASSETS:
  Cash                                                        $    617,756          $    533,744
  Receivable from related parties                                    5,918                 5,918
  Prepaid expenses and other current assets                         21,539                27,192
                                                              ------------          ------------

      TOTAL CURRENT ASSETS                                         645,213               566,864

PROPERTY AND EQUIPMENT - net of accumulated
  depreciation                                                      14,050                26,201

OTHER ASSETS:
  Organization and patent costs - net of accumulated
    amortization                                                    28,651                28,135
  Deferred financing costs                                         261,178               286,872
  Other assets                                                       3,151                 3,151
                                                              ------------          ------------

      TOTAL ASSETS                                            $    952,243          $    911,223
                                                              ============          ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Notes payable                                               $  2,000,000          $         --
  Accrued liabilities                                              576,966               852,970
  Deferred revenue                                                 225,000               225,000
                                                              ------------          ------------

      TOTAL CURRENT LIABILITIES                                  2,801,966             1,077,970
                                                              ------------          ------------

CONVERTIBLE DEBENTURES                                           3,000,000             6,000,000
                                                              ------------          ------------

COMMITMENTS AND OTHER MATTERS (Notes 1, 2, 5 and 6)

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $0.01 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                       --                    --
  Common stock - $0.00025 par value; 50,000,000 shares
    authorized; 18,928,836 and 18,971,836 shares issued and
    outstanding at December 31, 1997 and March 31, 1998,
    respectively                                                     4,732                 4,743
  Additional paid-in capital                                    12,892,313            14,103,243
  Unearned financing costs                                      (1,315,317)           (1,378,395)
  Deficit accumulated during the development stage             (16,431,451)          (18,896,338)
                                                              ------------          ------------

      TOTAL STOCKHOLDERS' DEFICIENCY                            (4,849,723)           (6,166,747)
                                                              ------------          ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIENCY                                            $    952,243          $    911,223
                                                              ============          ============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                           For the Period
                                                    For the Three Months Ended March 31,   from Inception
                                                                                          (May 26, 1995) to
                                                                                           March 31, 1998
                                                          1997               1998
                                                      ------------       ------------       ------------
REVENUES                                              $         --       $         --       $         --
                                                      ------------       ------------       ------------

OPERATING EXPENSES:                                        258,732            307,671          2,698,185
  Research and development                                 325,916            220,982          3,367,557
  Consulting fees                                          318,022            559,381          2,403,160
  Other general and administrative expenses           ------------       ------------       ------------

                                                           902,670          1,088,034          8,468,902
                                                      ------------       ------------       ------------
    TOTAL OPERATING EXPENSES
                                                          (902,670)        (1,088,034)        (8,468,902)
                                                      ------------       ------------       ------------
OPERATING LOSS

OTHER EXPENSES:                                             61,022            130,625            444,787
  Interest expense
  Amortization of deferred and unearned financing          685,506          1,246,228          9,982,649
    costs                                             ------------       ------------       ------------

                                                           746,528          1,376,853         10,427,436
                                                      ------------       ------------       ------------
    TOTAL OTHER EXPENSES
                                                      $ (1,649,198)      $ (2,464,887)      $(18,896,338)
                                                      ============       ============       ============
NET LOSS

NET LOSS PER COMMON SHARE                             $       (.07)      $       (.13)
                                                      ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                  17,983,000         18,950,336
                                                      ============       ============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1997
                    AND THE THREE MONTHS ENDED MARCH 31, 1998

                                                                                      Additional                 Unearned
                                                   Date of        Common Stock         Paid-in      Due from     Financing
Period Ended December 31, 1995:                  Transaction    Shares      Amount     Capital    Stockholders     Costs
                                                 -----------  ----------   --------   ----------  ------------  -----------
                                                                 (1)
Founder shares issued ($0.00025 per share)        05/26/95     4,380,800   $  1,095   $   (1,095)   $   -       $    -
Issuance of stock for offering consulting fees
  ($0.0625 per share)                             08/31/95       440,000        110       27,390        -            -
Issuance of stock ($0.0625 and $0.25
  per share)                                      Various      4,080,000      1,020      523,980       (3,000)       -
Issuance of stock for license ($0.0625 per
  share)                                          08/31/95       600,000        150       37,350        -            -
Issuance of stock options for offering legal
  and consulting fees                                              -           -          75,000        -            -
Offering expenses                                                  -           -        (105,398)       -            -
Net loss                                                           -           -           -            -            -
                                                              ----------   --------   ----------    ---------   -----------

Balance - December 31, 1995                                    9,500,800      2,375      557,227       (3,000)       -

Year Ended December 31, 1996:

Issuance of stock ($0.25 per share)               Various      1,278,000        320      319,180        -            -
Exercise of stock options                         01/18/96       600,000        150        -            -            -
Issuance of stock for consulting fees
  ($0.34375 per share)                            03/22/96       160,000         40       54,960        -            -
Issuance of stock for consulting fees
  ($0.0625 per share)                             05/15/96     2,628,000        657      163,593        -            -
Issuance of stock for consulting fees
  ($0.590625 per share)                           06/19/96     1,500,000        375      885,563        -            -
Issuance of stock for consulting fees
  ($1.82 per share)                               11/12/96        57,036         14      104,275        -            -
Issuance of stock pursuant to bridge financing
  ($1.81325 per share)                             12/96       1,500,000        375    2,719,500        -        (2,719,875)
Amortization of unearned financing costs                           -           -           -            -           226,656
Repayment by stockholders                                          -           -           -            3,000        -
Net loss                                                           -           -           -            -            -
                                                              ----------   --------   ----------    ---------   -----------

Balance - December 31, 1996                                   17,223,836   $  4,306   $4,804,298    $   -       $(2,493,219)
                                                              ==========   ========   ==========    =========   ===========

                                                    Deficit
                                                  Accumulated
                                                   During the
                                                  Development
Period Ended December 31, 1995:                      Stage         Total
                                                  -----------   -----------

Founder shares issued ($0.00025 per share)        $    -        $    -
Issuance of stock for offering consulting fees
  ($0.0625 per share)                                  -             27,500
Issuance of stock ($0.0625 and $0.25
  per share)                                           -            522,000
Issuance of stock for license ($0.0625 per
  share)                                               -             37,500
Issuance of stock options for offering legal
  and consulting fees                                  -             75,000
Offering expenses                                      -           (105,398)
Net loss                                            (513,226)      (513,226)
                                                  -----------   -----------

Balance - December 31, 1995                         (513,226)        43,376

Year Ended December 31, 1996:

Issuance of stock ($0.25 per share)                    -            319,500
Exercise of stock options                              -                150
Issuance of stock for consulting fees
  ($0.34375 per share)                                 -             55,000
Issuance of stock for consulting fees
  ($0.0625 per share)                                  -            164,250
Issuance of stock for consulting fees
  ($0.590625 per share)                                -            885,938
Issuance of stock for consulting fees
  ($1.82 per share)                                    -            104,289
Issuance of stock pursuant to bridge financing
  ($1.81325 per share)                                 -             -
Amortization of unearned financing costs               -            226,656
Repayment by stockholders                              -              3,000
Net loss                                           (3,476,983)   (3,476,983)
                                                  -----------   -----------

Balance - December 31, 1996                       $(3,990,209)  $(1,674,824)
                                                  ===========   ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1997
                    AND THE THREE MONTHS ENDED MARCH 31, 1998

                                                                                      Additional                 Unearned
                                                   Date of        Common Stock         Paid-in      Due from     Financing
Year Ended December 31, 1997                     Transaction    Shares      Amount     Capital    Stockholders     Costs
                                                 -----------  ----------   --------   ----------  ------------  -----------
                                                                 (1)

Balance - December 31, 1996                                    17,223,836  $  4,306    $ 4,804,298   $   -      $(2,493,219)

Issuance of stock for consulting fees
  ($2.50 per share)                                   03/97        64,000        16        159,984       -           -
Issuance of stock for consulting fees
  ($5.45 per share)                                   06/97        39,000         9        212,540       -           -
Issuance of stock for consulting fees
  ($5.00 per share)                                   09/97        59,000        15        294,986       -           -
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                                   06/97       500,000       125      2,724,875       -       (2,725,000)
Value assigned to conversion feature of
  Convertible Debentures                              11/97         -          -         1,337,143       -       (1,337,143)
Value assigned to issuance of 127,500 warrants
  in consideration for interest and
  placement fees in connection with Convertible                                                          -
  Debentures                                          11/97         -          -           284,480                 (284,480)
Value assigned to issuance of 35,000 warrants                                                            -
  to shareholder for consulting services              11/97         -          -            39,588                  (39,588)
Value assigned to issuance of 364,000 warrants
  to shareholder as additional consideration
  for financing activities                            11/97         -          -           862,680       -         (862,680)
Issuance of stock for consulting fees
  ($4.00 per share)                                   12/97        43,000        11        171,989       -           -
Accrual of stock issued January 1998 pursuant
  to penalty provision of bridge financing
  ($2.00 per share)                                   12/97     1,000,000       250      1,999,750       -       (2,000,000)
Amortization of unearned financing costs                            -          -            -            -        8,426,793
Net loss                                                            -          -            -            -           -
                                                               ----------  --------    -----------   --------   -----------

Balance - December 31, 1997                                    18,928,836  $  4,732    $12,892,313   $   -      $(1,315,317)
                                                               ==========  ========    ===========   ========   ===========

                                                    Deficit
                                                  Accumulated
                                                   During the
                                                  Development
Year Ended December 31, 1997                         Stage          Total
                                                  -----------    -----------

Balance - December 31, 1996                       $ (3,990,209)  $(1,674,824)

Issuance of stock for consulting fees
  ($2.50 per share)                                     -            160,000
Issuance of stock for consulting fees
  ($5.45 per share)                                     -            212,549
Issuance of stock for consulting fees
  ($5.00 per share)                                     -            295,001
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                                     -             -
Value assigned to conversion feature of
  Convertible Debentures                                -             -
Value assigned to issuance of 127,500 warrants
  in consideration for interest and
  placement fees in connection with Convertible         -
  Debentures                                                          -
Value assigned to issuance of 35,000 warrants           -
  to shareholder for consulting services                              -
Value assigned to issuance of 364,000 warrants
  to shareholder as additional consideration
  for financing activities                              -             -
Issuance of stock for consulting fees
  ($4.00 per share)                                     -            172,000
Accrual of stock issued January 1998 pursuant
  to penalty provision of bridge financing
  ($2.00 per share)                                     -             -
Amortization of unearned financing costs                           8,426,793
Net loss                                           (12,441,242)  (12,441,242)
                                                  ------------   -----------

Balance - December 31, 1997                       $(16,431,451)  $(4,849,723)
                                                  ============   ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1997
                    AND THE THREE MONTHS ENDED MARCH 31, 1998

                                                                                      Additional                 Unearned
                                                   Date of        Common Stock         Paid-in      Due from     Financing
                                                 Transaction    Shares      Amount     Capital    Stockholders     Costs
                                                 -----------  ----------   --------   ----------  ------------  -----------
                                                                 (1)
Three Months Ended March 31, 1998:

Balance - December 31, 1997                                    18,928,836  $  4,732   $12,892,313   $   -       $(1,315,317)

Issuance of stock for consulting fees
  ($2.58 per share)                                 03/98          43,000        11       110,930       -             -
Value assigned to conversion feature of
  Convertible Debentures and 60,000 warrants
  issued as additional interest                                     -          -        1,100,000       -        (1,100,000)
Amortization of unearned financing costs                            -          -           -            -         1,036,922
Net loss                                                            -          -           -            -             -
                                                               ----------  --------   -----------   --------    -----------

Balance - March 31, 1998                                       18,971,836  $  4,743   $14,103,243   $   -       $(1,378,395)
                                                               ==========  ========   ===========   ========    ===========

                                                    Deficit
                                                  Accumulated
                                                   During the
                                                  Development
                                                     Stage          Total
                                                  -----------    -----------

Three Months Ended March 31, 1998:

Balance - December 31, 1997                      $(16,431,451)   $(4,849,723)

Issuance of stock for consulting fees
  ($2.58 per share)                                    -             110,941
Value assigned to conversion feature of
  Convertible Debentures and 60,000 warrants
  issued as additional interest                        -               -
Amortization of unearned financing costs               -           1,036,922
Net loss                                           (2,464,887)    (2,464,887)
                                                 ------------    -----------

Balance - March 31, 1998                         $(18,896,338)   $(6,166,747)
                                                 ============    ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  For the Three Months Ended    For the Period
                                                                           March 31,            from Inception
                                                                 ---------------------------- (May 26, 1995) to
                                                                     1997            1998       March 31, 1998
                                                                 ------------    ------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss
    Adjustments to reconcile net loss to net cash used in        $ (1,649,198)   $ (2,464,887)   $(18,896,338)
      operating activities:
        Depreciation and amortization
        Amortization of deferred and unearned financing costs           1,136           2,349           8,350
        Accrued interest                                              685,506       1,246,228       9,982,649
        Stock issued for license                                       61,022          91,175          91,175
        Consulting fees satisfied by stock issuances                       --              --          37,500
                                                                      160,000         110,940       2,159,967
                                                                 ------------    ------------    ------------
            Sub-total
                                                                     (741,534)     (1,014,195)     (6,616,697)
        Cash provided by (used in) the change in assets and
          liabilities:
            (Decrease) increase in advances to related parties
            Increase in prepaid expenses                               84,000              --          (5,918)
            Increase in other assets                                   (4,634)         (5,653)        (27,192)
            Increase in accrued liabilities                                --              --          (3,151)
            Increase in deferred revenue                              173,358         184,830         761,795
                                                                           --              --         225,000
                                                                 ------------    ------------    ------------
      NET CASH USED IN OPERATING ACTIVITIES
                                                                     (488,810)       (835,018)     (5,666,163)
                                                                 ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Organization and patent costs
    Capital expenditures                                                   --              --         (31,358)
                                                                       (3,391)        (13,984)        (31,328)
                                                                 ------------    ------------    ------------
      NET CASH USED IN INVESTING ACTIVITIES
                                                                       (3,391)        (13,984)        (62,686)
                                                                 ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock options
    Proceeds from issuance of common stock                                 --              --             150
    Offering costs                                                         --              --         841,500
    Repayment by stockholders                                              --              --          (2,898)
    Proceeds from Convertible Debentures                                   --              --           3,000
    Proceeds from bridge notes                                             --       3,000,000       6,000,000
    Repayments of bridge notes                                             --              --       2,000,000
    Borrowings from stockholders                                           --      (2,000,000)     (2,000,000)
    Repayment to stockholders                                         126,000              --         561,140
    Deferred financing costs                                               --              --        (561,140)
                                                                           --        (235,000)       (579,150)
                                                                 ------------    ------------    ------------
      NET CASH PROVIDED BY FINANCING
         ACTIVITIES
                                                                      126,000         765,000       6,262,602
                                                                 ------------    ------------    ------------
INCREASE (DECREASE) IN CASH
                                                                     (366,201)        (84,002)        533,754
CASH - BEGINNING
                                                                      380,183         617,756              --
                                                                 ------------    ------------    ------------
CASH - ENDING
                                                                 $     13,982    $    533,754    $    533,754
                                                                 ============    ============    ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                     $         --    $     36,630    $    315,561
                                                                 ============    ============    ============

    Income taxes                                                 $         --    $         --    $         --
                                                                 ============    ============    ============
See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1998

NOTE  1 -         BASIS OF PRESENTATION

                  The accompanying financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ( the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for year ended December 31, 1997, included in the Company's Form 10 and Form S-1 as filed with the Securities and Exchange Commission.

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

NOTE 2-           BUSINESS AND CONTINUED OPERATIONS

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1998

NOTE 2 -          BUSINESS AND CONTINUED OPERATIONS (Continued)

                  The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has incurred losses from operations from inception. As of March 31, 1998, the Company has a stockholders' deficiency of $6,166,747, a working capital deficiency of $511,106 and an accumulated deficit since inception of $18,896,338. The Company requires additional funds to commercialize its technologies and continue research and development efforts. Until the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology, not yet completely developed, or that with respect to any technology that is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                  The December 1996 $2,000,000 bridge financing was retired from proceeds of the February 1998 Convertible Debenture financing.

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1998

NOTE 3  -         NOTES PAYABLE

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

                  Furthermore, the Company has agreed that if a Registration Statement covering the underlying shares of the convertible note is either not filed with the SEC on or prior to March 2, 1998 or, if filed, is not declared effective by the SEC on or prior to March 15, 1998, the Company will be obligated to pay to the debenture holders liquidated damages equal to 1% of the aggregate principal amount of the then outstanding notes on the first day of each month until such filing or effectiveness deficiency is cured. As of March 14, 1998, the Company has filed a Registration Statement with the SEC, which has not been declared effective.

                  The Company has assigned a value to the debentures' beneficial conversion feature and warrants amounting to $1,100,000, and is being amortized over 180 days commencing February 23, 1998.

                  Proceeds from the sale of the 3,000,000, 8% Convertible Debenture notes amounted to $2,765,000 net of costs which were comprised of: (i) legal and professional fees amounting to $10,000, (ii) a placement fee to an unrelated party amounting to $225,000. The legal and placement fees of $235,000 has been recorded as deferred financing costs and is being amortized over 180 days commencing February 23, 1998.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1998

NOTE 3  -         NOTES PAYABLE (Continued)

                  Repayment of $2,000,000 Bridge Notes

                  On March 6, 1998, the Company repaid all of the $2,000,000 principal due to the holders of the bridge notes from proceeds of the February 1998 Convertible Debenture offering.

NOTE 4  -         TECHNOLOGY TRANSFER AGREEMENT

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

                  The Company has accounted for this technology license fee as acquired research and development and, in accordance with FASB Interpretation No. 4, has charged the license fee of $125,000 to research and development expenses for the three months ended March 31, 1998.

NOTE 5  -         CONTINGENCIES AND OTHER MATTERS

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1998

NOTE 5  -         CONTINGENCIES AND OTHER MATTERS (Continued)

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1998

NOTE 5  -         CONTINGENCIES AND OTHER MATTERS (Continued)

                  Litigation

                  In December 1997, Raymond Dirks, Jessy Dirks, Robert Brisotti and David Morris filed an action in the Supreme Court for the State of New York, County of New York, against Eurotech, Ltd. for breach of contract, seeking injunctive relief, specific performance and monetary damages of nearly $5 million (the "Dirks Litigation"). The Dirks Litigation arises solely from an agreement between Eurotech and National Securities Corporation ("National") relating to financial advisory services to be performed by National Securities Corporation, a broker/dealer with which the plaintiffs were affiliated and of which Raymond Dirks Research was a division. Eurotech granted National a warrant certificate for 470,000 shares at $1.00 per share as a retainer for general financial advisory services. In conjunction with the separation of the plaintiffs and Raymond Dirks Research from National Securities Corporation, National assigned a significant portion of the warrant certificate to the plaintiffs. It is Eurotech's position that the warrant certificate is voidable.

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

                  Process was served upon Eurotech at its California office in late January 1998. Based on the advice of its outside counsel, Eurotech believes that the plaintiffs' claims will be resolved favorably to the Company. However, it is possible that the Company will be adjudged liable in the Dirks Litigation, and if so, the resolution of the litigation could have a material adverse effect on the Company.

NOTE 6  -         EARNINGS PER SHARE

                  Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

Warrants to purchase common stock                                     1,426,500
Convertible Debentures (assumed conversion at initial
    floor price and at largest discount)                              2,142,857
 Convertible Debentures issued February 1998 (assumed
     conversion at initial floor price and at largest discount)       2,900,000

Options to purchase common stock                                         75,000

Total as of March  31, 1998                                           6,544,357
                                                                      =========

Item 2. Management's Discussion and Analysis and Plan of Operation

General

      The following is a discussion and analysis of the results of operations of the Company, and should be read in conjunction with the financial statements and related notes contained in this Form 10-Q.

      Certain information contained in this Form 10-Q may contain forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to commercialize its technologies successfully, which will be dependent on business, financial and other factors beyond the Company's control, including, among others, market acceptance, ability to manufacture on a large scale basis and at feasible costs, together with all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of new products.

Overview

      The Company, incorporated in May, 1995, is a development stage, technology transfer, holding and management company formed to commercialize new, existing but previously unrecognized, and previously "classified" technologies, with a particular current emphasis on technologies developed by prominent research institutes and individual researchers in the former Soviet Union and in Israel, and to commercialize those and other Western technologies for business and other commercial applications principally in Central Europe, Ukraine, Russia and North America.

      Until recently, the Company had been principally engaged in identifying, monitoring, reviewing and assessing technologies for their commercial applicability and potential, and in acquiring selected technologies by equity investment, purchase, assignment and licensing arrangements. Although the Company intends to continue identifying, monitoring, reviewing and assessing new technologies, its primary emphasis will be focused on commercializing four of its present technologies ("Principal Technologies").

      The Company's Principal Technologies include: (i) Silicon-organic compound technology ("EKOR") (a silicon-based elastomer which may be used to contain radioactive dust and waste materials); (ii) Non-isocyanate Polyurethane ("NIPU") (a modified polyurethane that does not contain the toxic isocyanates used in the production of conventional polyurethanes); (iii) Liquid Ebonite Material ("LEM") (a synthetic liquid rubber); and (iv) Rubcon (a rubber based concrete).

      The Company believes that the Principal Technologies are presently ready for commercialization and marketing. To that end, the Company has decided to devote its business activities and resources principally to the marketing and sale of the Principal Technologies. The Company recently has initiated a marketing and sales program for the Principal Technologies, and also has initiated discussions with a number of prominent, potential users of the technologies, with a view towards the future negotiation and execution of licensing and/or joint venture marketing and sales agreements. The Company is proceeding with the marketing and potential application of its EKOR compound in connection with nuclear contamination projects at Reactor 4 of the Chernobyl Nuclear Power Plant ("ChNPP") (which experienced a catastrophic near-meltdown in 1986), and in the U.S., Russia and Germany. The Company intends to operate its business by licensing its technologies to end-users and through development and operating joint ventures and strategic alliances. To date, the Company has not generated any revenues from operations.

      The Company has not been profitable since inception and expects to incur substantial operating losses over the next twelve months. For the period from inception to March 31, 1998, the Company incurred a cumulative net loss of $18,896,000. The Company expects that it will generate losses until at least such time as it can commercialize its technologies, if ever. No assurances can be given that any of the Company's technologies can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

PLAN OF OPERATION

      The Company's plan of operation for the next twelve months will consist of activities principally aimed at:

      -- negotiating and executing license and/or joint venture agreements with end-users for the marketing and sale of coatings based on its NIPU technology, Rubcon and LEM

      -- continuing its work with the I.V. Kurchatov Institute ("Kurchatov") in Moscow, Russia, the Euro-Asian Physical Society ("EAPS") with a view towards using the EKOR compound in the remediation of ChNPP Reactor 4

      -- jointly bidding, through an agreement entered into in April, 1997 with Duke Engineering and Services ("DES"), a business unit of Duke Power Company, with DES on U.S. nuclear waste transportation, remediation and like projects utilizing the EKOR compound

      -- to a lesser extent, the Company also intends to continue its efforts in connection with the contemplated introduction of its waste-to-energy technology, in Ukraine, and the further development (in conjunction with Kurchatov and EAPS) of a silicon carbide "wafer" technology with potential application in manufacturing integrated circuit computer chips

Results of Operations

      For the three months ended March 31, 1998 vs. the three months ended March 31, 1997.

      The Company has had no revenues since inception. Consulting and other general and administrative expenses increased from $644,000 for the three months ended March 31, 1997 to $780,000 for the three months ended March 31, 1998. The increase is principally a result of $150,000 paid by the Company as interest and penalties to holders of its 8% Convertible Debentures due November 27, 2000 and February 23, 2001, and increased legal and accounting expenses related to developing the Company's Principal Technologies. This overall increase was partially offset by a decrease in consulting expenses attributable to a reduction in the number of consultants engaged by the Company during the period.

      Research and development expenses increased in the three months ended March 31, 1998 to $308,000 from $259,000 for the three months ended March 31, 1997, principally attributable to amounts paid by the Company to Professor Oleg
L. Figovsky, Ph.D in connection with the three technology purchase agreements each dated January 1, 1998 between the company and Professor Figovsky for three technologies.

      For the three months ended March 31, 1998 and the three months ended March 31, 1997, the Company incurred operating losses of $1,088,000 and $903,000, respectively. The losses are principally due to expenses incurred in the acquisition and development of its technologies, including an overall increase in general and administrative expenses.

      Interest expenses and amortization of deferred and unearned finance costs increased from $747,0000 for the three months ended March 31, 1997 to $1,377,000 for the three months ended March 31, 1998. This increase was attributable to an increase in the amount of debt outstanding, including the Company's 8% Convertible Debentures.

      The Company expects to incur significant losses during 1998. The Company anticipates that any revenue recognized in 1998 will be substantially offset by expenses incurred by the Company in its efforts to commercialize, sell and market its Principal Technologies.

Liquidity and Capital Resources

      The Company's working capital deficiency at March 31, 1998 and December 31, 1997 was $511,106 and $2,156,753, respectively, or a net favorable reduction of $1,645,647. The net favorable reduction in the working capital deficiency was the result of the December 1996 $2,000,000 bridge note loan being liquidated from the proceeds of the February 23, 1998 $3,000,000 8% Convertible Debenture debt obligation, as discussed below.

      The Company's principal sources of working capital from inception have been net proceeds of $842,000 from the offering of common stock under Rule 504 of Regulation D, shareholder advances aggregating $761,440, the bridge financing discussed below, completed in December 1996 of $2,000,000, and from the private placements of $3,000,000 principal amount of 8% Convertible Debentures completed in November 1997, and $3,000,000 principal amount of 8% Convertible Debentures completed in February 1998.

      In December 1996, the Company entered into a purchase agreement for an offering of up to an aggregate of 40 units to certain accredited investors as defined by Rule 501 of Regulation D under the Act in reliance on an exemption from registration under Rule 506 of Regulation D (the "Bridge Financing"). Each unit consists of one promissory note (a "Bridge Note") issued by the Company in the principal amount of $50,000 bearing interest at the rate of 12% per annum and 25,000 shares of the Company's Common Stock. Holders of the shares of common stock issued pursuant to this agreement have, among other things, demand and mandatory registration rights, including penalties, which require the Company to issue to the unit holders up to 1,000,000 additional shares of common stock if such shares were not registered under the Securities Act of 1933 (the "Act") within the specified time frames. The Company did not meet either filing deadline and, accordingly the 1,000,000 additional common shares were issued to such holders during 1997. As of their maturity in December 1997, the Company had insufficient funds to repay such notes. In consideration of the agreement of the noteholders to extend the maturity of such notes, the Company issued 1,000,000 shares of the Company's Common Stock. The Company has agreed to register such shares of Common Stock under the Act. The Bridge Notes and all accrued interest thereon were repaid by the Company on February 26, 1998.

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

      The terms and conditions under which the Debentures may be converted into shares of the Company's common stock and the manner in which the Warrants may be exercised are set forth in the Company's Annual Report on Form 10-K.

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

      During the first quarter of 1998 the Company's principal source of cash was the February Debenture Offering from which it derived net proceeds of approximately $2,750,000, of this amount $2,000,000 was used to satisfy the Bridge Notes and $125,000 was applied to the acquisition of three technologies. The remaining funds were applied to the Company's working capital.

      The Company has agreed to fund the commercialization of certain technologies developed in the former Soviet Union by scientists and researchers at Kurchatov, other institutes associated therewith, and EAPS, collectively the "Scientists". Kurchatov will provide the materials, facilities and personnel to complete the necessary work to commercialize such technologies. The Company also has agreed to provide funding in connection with the marketing and sale of three of its principal technologies. Total planned expenditures under these programs, including related general and administrative expenses, are expected to approximate $800,000 during fiscal year 1998. The Company's principal source of funding for these expenditures during fiscal year 1998 will be the remaining proceeds of the Debenture Offerings.

      The Company will require additional financing to continue to fund research and development efforts, operating costs and complete necessary work to commercialize its technologies. The report of the Company's independent certified public accountants contain an explanatory paragraph which expresses substantial doubt as to the Company's ability to continue as a going concern.

      No assurance can be given that the Company can successfully obtain any additional financing or, if obtained, that such funding will not cause dilution to shareholders of the Company. Further, no assurance can be given as to the completion of research and development and the successful marketing of the Company's technologies.

      The Company had a working capital deficiency and Stockholders' deficiency of $511,000 and $6,167,000, respectively, as of March 31, 1998.

PART II     OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

                  (a)   Exhibits:

Exhibit
No.      Description of Exhibit
-------  ----------------------
3.1      Certificate of Incorporation of the Company(1)

3.2      By-Laws of the Company(1)

4.1      Form of Common Stock Certificate(1)

10.1     Material Contracts

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

10.9.1 Form of Agreement between the Company, Ofek Le-Oleh Foundation and Y. Kopit(1)

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

10.12.7  Warrant No. 2 between the Company and Diversified Strategies Fund,
         L.P.(1)

10.12.8  Warrant No. 3 between the Company and Diversified Strategies Fund,
         L.P.(1)

10.13.1 Convertible Debenture Purchase Agreement between the Company and JNC Opportunity Fund, Ltd.(1)

10.13.2 Escrow Agreement among the Company, JNC Opportunity Fund, Ltd. and Robinson, Silverman, Pearce, Aronshohn and Berman, LLP(1)

----------
      (1) Incorporated by reference to the Company's Registration Statement on Form S-1, and amendments thereto, under the Securities Exchange Act of 1934, on file with the Commission, file number 333-26673.

10.13.3 Registration Rights Agreement between the Company and JNC Opportunity Fund, Ltd.(1)

10.13.4 Form of 8% Convertible Debenture Due February 23, 2001 between the Company and JNC Opportunity Fund, Ltd.(1)

10.13.5  Warrant No. 3 between the Company and JNC Opportunity Fund(1)

27       Financial Data Schedule(2)

         (b)   Reports on Form 8-K

               None

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 15, 1998

                                          EUROTECH, LTD.
                                          (Registrant)


                                          /s/ Peter Gulko
                                          ---------------------------
                                          President, Secretary and
                                          Principal Financial Officer

----------
(2)  Filed herewith