Form 10-K/A
period 1997-12-31
EUROTECH LTD
filed 1998-06-17
CIK 1033030

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                  FORM 10-K/A2

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

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain exhibits filed with the Company's Registration Statement on Form S-1, and amendments thereto file number 333-26673 are incorporated by reference into Part IV.

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

Principal Technologies

      Silicon-Organic (EKOR) Compound. Pursuant to agreements variously among the Company, "Ukrstroj" (the Ukrainian State Construction Company), ChNPP, Kurchatov and EAPS, the Company has provided financing for and has successfully completed demonstration testing of its proprietary silicon-organic (EKOR) compound technology for the purpose of remediating the severe radioactivep contamination problems that persist from the 1986 explosion of ChNPP Reactor 4 in Chernobyl, Ukraine. In September, 1997, pursuant to a joint-bidding agreement between the Company and Duke Engineering & Services, Inc. ("DES"), a business unit of Duke Power Company (the "Company-DES Agreement"), the Company and DES submitted to the European Bank of Reconstruction and Development a letter of intent to bid in "Early Biddable (Study) Projects for the Chernobyl Unit 4 Shelter Implementation Plan." The Company believes its EKOR compound technology is the most effective existing technology and material for containing and facilitating the disposal of radioactive dust and waste materials.

      The Company's silicon-organic (EKOR) compound technology was jointly developed by scientists at the I.V. Kurchatov Institute ("Kurchatov") in Moscow and the Euro-Asian Physical Society ("EAPS") for the conservation and containment of ecologically hazardous radioactive materials. The EKOR compound is based on radiation-resistant compounds produced from silicon-organic elastomers. Kurchatov is a pre-eminent physics and scientific research institute, which in the former Soviet Union enjoyed a position of prestige, sophistication and importance roughly equivalent to that of the Lawrence-Livermore National Laboratory in the United States. EAPS is a professional society of over 5,000 scientists, physicists, and engineers in the former Soviet Union. Until August 1, 2014, the Company is the exclusive licensee of all right, title and interest (inclusive of all patent and other intellectual property rights) in and to the EKOR technology in Canada, China, Japan, the Republic of Korea, the United States of America, Ukraine, and all member countries of the European Patent Agreement. See "Certain Transactions - Silicon-Organic (EKOR) Compound."

      In testing conducted at Kurchatov, the EKOR compound has been shown to be highly resistant to radiation and structural degradation from exposure to radiation, highly fire-resistant, water-proof, and capable of being formulated in densities that display considerable structural strength and weight-bearing properties (based on testing to date) of 100 lbs. per square inch. In high-dosage radiation tests the EKOR compound has met or exceeded all specifications for containment materials developed by the Chernobyl authorities. The Company believes that the EKOR compound is the most technologically advanced material for comprehensively containing both solid and liquid radioactive materials, suppressing radioactive dust and preventing such materials and dust from escaping into the atmosphere and from leaching into and contaminating ground-water supplies. On November 28, 1997, the Ministry of Health of the Russian Federation certified EKOR and its components as non-toxic, thereby allowing for EKOR's production, delivery, sale and use in the Russian Federation.

      As a silicon-based elastomer, the EKOR compound has adhesive properties that allow it to stick to a wide variety of surfaces and materials. When applied, the EKOR compound surrounds and "glues down" nuclear debris ranging from fine dust to broken fuel rods, and in combination with its fire-resistant and water-proof properties, prevents such debris from migrating by water or as air-borne particles. The EKOR compound can be applied by a number of methods, but most generally will be sprayed onto contaminated areas using a hose and nozzle arrangement. The foaming rate and "curing" time for the EKOR compound can be varied, thereby allowing it to penetrate cracks and crevices before curing, and providing a seal against the transport of radioactive particles and water-soluble radionuclides. The application of the EKOR compound to nuclear accident sites would constitute an interim containment measure, pending the removal and permanent storage or other disposal of the radioactive contaminants.


      The Company expects that one of the first commercial uses of its EKOR compound technology will be to contain and stabilize the extensive radioactive debris and dust that continues to accumulate and contaminate the environment at ChNPP Reactor 4 in Ukraine, the site of a disastrous explosion and near-reactor core meltdown in 1986, and to help structurally support the concrete and steel "sarcophagus" that was built over Reactor 4 as an interim containment measure. The rapid deterioration of the "sarcophagus," caused by the intense radiation persisting at Reactor 4, has occasioned international concern that without the implementation of effective site containment measures, a second nuclear disaster and possible melt-down may occur. To this end, the G-8 group of industrialized nations (the United States, United Kingdom, Italy, France, Canada, Japan and Germany) has pledged up to U.S. $3.1 billion to assist in a multi-step project of remediating and closing the plant, with approximately U.S. $300 million budgeted for the project's first containment and site stabilization phase. Pursuant to an agreement with Kurchatov Research Holdings, Ltd. ("KRH"), a Delaware corporation jointly owned by ERBC Holdings, Limited, a British Virgin Islands corporation ("ERBC"), and CIS Development, Inc., a Delaware corporation ("CIS"), 50% of the net profits derived from the sale or licensing of the EKOR compound will be retained by the Company, and 50% will be remitted to KRH. Peter Gulko, formerly a director of and presently the President, Secretary and Principal Financial Officer of the Company, is the sole owner of CIS. The KRH shares owned of record by CIS are being held for the benefit of EAPS which, in turn, is acting as representative of individual scientists, researchers and academics who are affiliated with Kurchatov and EAPS. One present employee and one former business representative of ERBC are beneficial owners of shares of the Company's Common Stock, and Kurt Seifman, the chief executive officer and sole shareholder of ERBC, is the beneficial owner of 6.4% of the Company's outstanding Common Stock. From June 1997 until February 13, 1998, Dr. Randolph Graves (who served as a director, chairman and Chief Executive Officer of the Company until January 23, 1998) served as a director and Secretary of KRH. During the period June 1997 through January 23, 1998, the Company did not enter into any material agreements or commitments with KRH.

      Based on the properties demonstrated by the EKOR compound, ChNPP (an industrial amalgamation of the State Committee of Ukraine on Atomic Energy), Kurchatov, the Ukrainian State Construction Company ("Ukrstroj") and the Company entered into a Memorandum of Intent (the "Chernobyl Memorandum of Intent") which acknowledged the successful completion of the laboratory development of EKOR compound for the purpose of its application to the radioactive contamination remediation of ChNPP Reactor 4, and pursuant to which the Company, "Ukrstroj" and EAPS entered into a co-operation Agreement whereby the Company has provided financing for demonstrating the technical and mechanical feasibility of applying the EKOR compound for ChNPP Reactor 4 remediation. In furtherance of the foregoing, Ukrstroj and ChNPP entered into an agreement (the "Ukrstroj-ChNPP Agreement") to conduct such demonstration testing of the EKOR compound as is necessary to ascertain the specification requirements for its application to the containment of ChNPP Reactor 4. The Ukrstroj-ChNPP Agreement also provides for the Company's participation in and financing of the EKOR demonstration test.

      On April 24, 1997, the demonstration of the equipment for synthesizing and applying the EKOR compound was successfully conducted for officials of ChNPP and "Ukrstroj" at the Sverdlosk Chimmash manufacturing facility in Ekaterinburg, Russia. Following this successful demonstration, the Company, the management of the ChNPP Reactor 4 Shelter Project, "Ukrstroj" and EAPS entered into a Joint Working Group Agreement for the purpose of preparing the industrial-scale equipment, machinery and other items that would be required to apply the EKOR compound at ChNPP Reactor 4, if as and when the EKOR compound is ultimately selected for that remediation project. Such activities are presently expected to occur during the second quarter of 1998. In connection therewith, and at the request of ChNPP, the Company presently is constructing industrial scale machinery for application of the EKOR compound at ChNPP Reactor 4, based on the application machinery successfully demonstrated on April 24, 1997. Financing therefor is being provided by KRH. Although the Company expects such time-frames will substantially be met, no assurance can be given that implementation of the EKOR application machinery at ChNPP Reactor 4 will not experience delays, and that if delays occur, the EKOR application machinery will be completed at the time presently contemplated. The occurrence of substantial delays will adversely affect the Company's generation of near-term revenues.


      Coordination and management of the formal selection of contractors and technologies for studies relating to the ChNPP Reactor 4 remediation project has been delegated to the European Bank of Reconstruction and Development ("EBRD"). Contractors, as well as the technology to be used in connection with the remediation project will be determined on the basis of submitted bids, to be passed on by EBRD and ChNPP. EBRD has appointed a consortium of Bechtel, Electricite de France and Batelle, a not for profit U.S. company which operates Pacific Northwest National Laboratories, a research entity located in the State of Washington and funded, in part, by the U.S. Department of Energy, to review the technical aspects and feasibility of the various proposals and bids received. It is presently expected that EBRD, through G-8 funds, will provide the financing for the actual remediation project. Additionally, ChNPP is authorized to initiate further, independent studies. In September, 1997, DES on its and the Company's behalf, submitted to EBRD and ChNPP a letter of intent to bid on the ChNPP Reactor 4 remediation project. Although no assurance can be given, based on the Chernobyl Memorandum of Intent, the Ukrstroj - ChNPP Agreement, the Co-operation Agreement, the Joint Working Group Agreement, the results of the April 24, 1997 EKOR application demonstration test, and ChNPP's role in the Reactor 4 remediation selection process, the Company believes that the EKOR compound will be selected for the ChNPP Reactor 4 remediation project and that the Company will be selected as the contract vendor of EKOR for that purpose.


      In addition to remediation of ChNPP Reactor 4, the Company's near- and mid-term commercialization and marketing efforts relative to the EKOR compound principally are directed at nuclear waste remediation projects in the U.S. Separately from its contemplated ChNPP bid, the Company-DES Agreement provides for joint bidding on U.S. nuclear waste transportation, containment, storage and burial projects utilizing the EKOR compound technology. The Company also has entered into an agreement with the Research Center Julich, a German governmental research institution, providing for its assistance with certifying the EKOR compound for use in Germany. Pursuant to the Company-DES Agreement, the Company and DES have submitted a successful, first-round demonstration project bid on the U.S. Department of Energy's ("DoE") reactor decommissioning technology program at DoE's Hanford, Washington, reactor facility, utilizing the EKOR compound. Additionally, joint Company-DES bids presently are being prepared for other DoE demonstration projects. The Company is also in the process of identifying potential licensees of the EKOR technology, and has commenced initial licensing discussions with a Japanese corporation. No assurance can be given that the EKOR compound will be certified for use in Germany, that the Hanford, Washington DoE demonstration will be successful or that if successful it will result in a project contract being awarded to the Company, or that such licensing discussions will successfully result in the execution of an EKOR license.

      In addition, further applications of the EKOR technology are being reviewed for several sites in Russia: Chelyabinsk Mayak (a plutonium production site), Kola (a disposal site for nuclear fuel from atomic-powered ships and submarines) and Krasnoyarsk (a uranium mining and enrichment facility). To this end, at nominal cost to it, the Company has provided EKOR documentation and material samples to these sites, and has arranged for personnel from Kurchatov and EAPS to be available to provide technical advice regarding pertinent applications of the EKOR compound. To date, the Company has not entered into any agreements pertaining to either the testing or application of the EKOR compound at these sites.

      Non-isocyanate Polyurethane ("NIPU"). NIPU is a modified polyurethane that does not contain the toxic isocyanates used in the production of conventional polyurethane, and has lower permeability and greater chemical resistance qualities as compared to conventional polyurethane. The Company believes that these advanced characteristics make NIPU superior to conventional polyurethanes in connection with their use in a number of industrial application contexts such as manufacturing automotive bumpers, paints, plastics and truck beds; airplane and rocket sealants, interior components and seating; construction adhesives, coatings, flooring, glues and rooftops; industrial equipment and machinery; and consumer goods such as appliances, footwear, furniture and plastic products. NIPU was developed by Chemonol. Pursuant to a voting agreement with the Company, Chemonol's Principal Shareholder has agreed to vote his common equity as directed by the Company. See "Business - Acquisition of Israeli Technologies - Incubator Technologies."

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

      Liquid Ebonite Material ("LEM"). LEM is a synthetic liquid rubber with enhanced mechanical, permeability and anti-corrosive qualities as compared to conventional sheet rubber coverings. In laboratory testing, coverings made with LEM, as compared to conventional sheet rubber coverings, have displayed greater resistance to harsh chemicals such as acids, alkalis and benzene, and have been successfully applied to intricate and complex surfaces such as sieve meshing. Based on the physical and chemical properties of LEM, and on such tests, the Company believes that LEM coverings are capable of providing superior protection to small-diameter piping, and to the intricate parts of pumps, fans and centrifuge rotors. LEM can be applied to form surface coverings using standard coating techniques, including spraying and dipping.

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

      RubCon was independently developed by Prof. Figovsky, and was acquired by the Company pursuant to a Technology Purchase Agreement dated January 1, 1998, for a purchase price of $35,000, plus royalties equal to 49% of the Company's net revenues from sales or licenses of any products incorporating LEM, payable for a period of 15 years commencing on January 1, 1998. To date, the Company has not derived any such revenues and does not expect to derive any such revenues in 1998. See "Business - General - Acquisition of Israeli Technologies - Technologies Acquired from Prof. Oleg L. Figovsky."

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

      The Company is the holder of 20% of Remptech's common equity and has options to purchase the 20% common equity interest in Remptech held by the Ofek Le-Oleh Foundation ("OFEK") an Israeli technology incubator that is partially sponsoring Remptech's research and development activities, and an additional 31% of such common equity from Remptech's Principal Shareholders. Pursuant to a voting agreement with the Company, Remptech's Principal Shareholders have agreed to vote their common equity as directed by the Company. See "Business - Acquisition of Israeli Technologies - Incubator Technologies." There can be no assurance that such equity purchase options will be exercised, which will principally depend upon the results of further research and development activities and later expressions of commercial interest, if any, in the Powdered Metallurgy technology.

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

      Silicon-Carbide "Wafer" Technology. The Company has participated in the development of a silicon carbide "wafer" technology in conjunction with Kurchatov in Moscow, Russia, and EAPS. Although no assurance can be given, the Company presently expects that upon the successful completion of its development, all intellectual property, marketing and sales rights in and to the silicon carbide "wafer" technology will be assigned to the Company. While there is no assurance that such technology will be successfully developed, based on reports from Kurchatov the Company believes the silicon carbide technology will permit the production of defect-free, radiation-resistant "wafers" (from which integrated circuit chips are fabricated) that will be approximately twice the size of those currently available. The Company expects that integrated circuit chips fabricated from its silicon carbide wafers will have particular application in high power environments such as automobile and aircraft engine control systems, high power environments such as power control transistors, and environments subject to ionizing radiation such as spacecraft.

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

      The Re-sealable Container Systems are each designed to integrate with the "TetraPak" container or beverage can top, as the case may be, and permit re-sealing without deforming the container's shape or diminishing its volume capacity. The Company believes that the Re-sealable Container Systems more effectively preserve the freshness and hygiene of the contents of opened beverage cans and "TetraPak" containers, and (in the case of the beverage can re-sealing system) more effectively prevents leakage and loss of carbonation, than presently available re-sealing devices. The Company further believes that the Resealable Container Systems have a variety of potential applications that include carbonated and non-carbonated beverages, canned infant formula, canned motor oil, and dry package contents such as breakfast cereals, coffee, flour and sugar.

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

Competition and Marketing

      The near-term, primary markets for the Company's products and technologies and chemical manufacturing and radioactive contamination containment, remediation and transportation. Mid-term markets are expected to continue in these industries. The Company has limited experience in marketing its products and technologies and, other than in connection with the remediation of Reactor 4 at ChNPP, intends to rely on licenses and joint ventures with major international chemical and other companies (and in the case of the EKOR compound, upon its joint bidding agreement with Duke Engineering & Services, Inc.) for the marketing and sale of its Principal Technologies. In contrast, other private and public sector companies and organizations have substantially greater financial and other resources and experience than the Company. Competition in the Company's business segments is typically based on product recognition and acceptance, price, and marketing and sales expertise and resources. Any one or more of the Company's competitors or other enterprises not presently known to the Company may develop technologies and/or products which are superior to the Company's, significantly underprice the Company's products and technologies, and/or more successfully market existing or new competing products and technologies. To the extent that the Company's ability to compete could be materially and adversely affected.

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

      Process was served upon Eurotech in late January 1998. Eurotech intends to defend vigorously, and believes that the plaintiffs' claims will be resolved favorably to the Company. If the Company were to be adjudged liable in the Dirks Litigation, the resolution of the litigation could have a material adverse effect on the Company.

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

Market Price. Over the counter market quotations reflect inter-dealer prices without markup, markdowns, or commissions and may not represent actual transactions. The following table set forth the quarterly high and low closing bid and closing asked prices (in U.S. $) for the Company's Common Stock, since July 25, 1995.

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

      In June, 1996, the Company completed a private placement of 2,718,000(1) shares of its Common Stock for an aggregate offering price of $679,500. The shares were offered and sold in reliance on an exemption from registration pursuant to Rule 504 of Regulation D under the Securities Act of 1993 (the "Act") and only to accredited investors within the meaning of Rule 501 of the Regulation D under the Act. The proceeds of such offering have been used as follows:

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

Item 6. Selected Consolidated Financial Information

      The selected financial information set forth below is derived from the Company's financial statements and should be read in conjunction with the financial statements and related notes of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Form 10-K/A.

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

      The Company's plan of operation for the next twelve months will consist of activities aimed at: (i) negotiating and executing license and/or joint venture agreements with industrial end-users for the marketing and sale of "NIPs," "RubCon" and "LEM", Israeli technologies as to which the Company has acquired equity participation and marketing rights see "Business"; (ii) continuing its work with Kurchatov, in Moscow, Russia, EAPS and ChNPP with a view towards using the EKOR compound in the remediation of ChNPP Reactor 4; and (iii) through an agreement entered into in April, 1997 with DES, continue to bid jointly with DES on U.S. nuclear waste transportation, contaminant and like projects utilizing the EKOR compound. See "Business - Principal Technologies." To a lesser extent (and apart from the Principal Technologies), the

Company also intends to continue its efforts in connection with those of its technologies that are not presently ready for commercialization and marketing. See "Business - Other Technologies."

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

      The Company recorded an additional charge against income of approximately $2,000,000 during the fourth quarter of 1997 related to shares of common stock issued in connection with the bridge financing completed in December 1996. The Company has only recently initiated marketing and sales efforts in connection with its Principal Technologies (see "Business - General; - Principal Technologies"). Although management believes that the Company will reorganize revenues during 1988 derived from one or more of its Principal Technologies, there can be no assurance that the Company will reorganize any such revenues or that it will be profitable on a quarterly or annual basis.

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

      In December 1996, the Company entered into a purchase agreement for an offering of up to an aggregate of 40 units to certain accredited investors as defined by Rule 501 of Regulation D under the Securities Act of 1993, as amended (the "Act") in reliance on an exemption from registration under Rule 506 of Regulation D (the "Bridge Financing"). Each unit consists of one promissory note (a "Bridge Note") issued by the Company in the principal amount of $50,000 bearing interest at the rate of 12% per annum and 25,000 shares of the Company's Common Stock. Under the agreement, the notes were due one year from the issuance date. Gross proceeds received under this offering were $2,000,000. Holders of the shares of common stock issued pursuant to this agreement have, among other things, demand and mandatory registration rights, including penalties, which require the Company to issue to the unit holders up to 1,000,000 additional shares of common stock if such shares were not registered under the Act within the specified time frame. As of December 31, 1996, the Company recorded an additional 500,000 shares of Common Stock to be issued under the offering based on the Company's belief that it would not meet one of the two filing deadlines. The Company did not meet either filing deadline and, accordingly the 500,000 additional common shares recorded as of December 31, 1996, were issued to such holders in April, 1997, and a further 500,000 common shares were issued to such holders in August, 1997. See Note 6 to accompanying financial statements. As of their maturity in December 1997, the Company had insufficient funds to repay such notes and, accordingly, has obtained the agreement of the noteholders to extend the notes' maturity until March 18, 1998, in consideration of the issuance to the noteholders of an aggregate of 1,000,000 shares of the Company's Common Stock. The Company has agreed to register such shares of Common Stock under the Act, and they are included in the shares offered hereby. Pursuant to the terms of the notes, as of December 19, 1997 their interest rate has been increased to 15% per annum. The Bridge Notes and all accrued interest thereon were repaid by the Company on February 26, 1998.

      In November 1997 and February 1998, the Company completed two private placements, each of $3,000,000 principal amount of its 8% Convertible Debentures due November 27, 2000 and February 23, 2001, respectively (the "Debentures"). Pursuant to such private placements, JNC Opportunity Fund acquired LTD. acquired $2,500,000 of the 8% Convertible Debentures due November 27, 2000 and $3,000,000 of the 8% Convertible Debentures due February 23, 2001, and Diversified Strategies Fund, L.P. acquired $500,000 of the 8% Convertible Debentures due November 27, 2000. In each such private placement, warrants (the "Warrants") to purchase up to 60,000 shares of Common Stock (the Debentures and Warrants, collectively, the "Securities," each offering of the Securities a "Debenture Offering," and the offering of the Securities the "Debenture Offerings")were also issued. The Securities were offered and sold only to accredited investors as defined by Rule 501 of Regulation D under the Act, in reliance on an exemption from registration under Rule 506 of Regulation D.

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

      Until recently the Company had been principally engaged in identifying, monitoring, reviewing and assessing technologies for their commercial applicability and potential, and in acquiring such technologies. At this juncture, the Company believes that its Principal Technologies are ready for commercialization and marketing. To that end, the Company has decided to devote its business activities and resources principally to the marketing and sale of the Principal Technologies. To facilitate the transition to the sales and marketing of its Principal Technologies, the Company deemed it advantageous to replace certain management (whose experience was in the area of identifying, monitoring, reviewing and assessing technologies) with individuals who are experienced in international transactions, and may be better equipped to facilitate the Company's sales and marketing efforts of its Principal Technologies.

Anticipated Officer

      The Company anticipates that, subject to the execution of a definitive employment agreement, John McNeil Wilkie, age 59, will be appointed Senior Vice President and Chief Financial Officer of the Company in or about May 1998. From 1992 Mr. Wilkie has served as the President of Telluride Music Co., Inc., which he founded and which owns and operates a retail music store in Telluride, Colorado. From 1990 through 1991 Mr. Wilkie was a managing director of The Consulting Group, Ltd., an executive search firm, for which he developed and executed executive searches for U.S., European and Japanese companies in the financial services industry. From 1986 through 1989 he served as Vice Chairman of Morgan Guaranty International Bank, where he served as Chairman of the Credit Policy Committee and performed strategic planning and developed policy directed towards high net worth individuals and international trade. During this period Mr. Wilkie also served as Vice President and General Manager for Corporate Finance - Latin America of Morgan Guaranty Trust Company, where he managed line units responsible for sovereign debt, corporate and government lending, debt trading and sales, and correspondent banking relationships with U.S. and Latin American clients. From 1980 through 1986, Mr. Wilkie served as General Manager of Morgan Guaranty in Italy and Director of J.P. Morgan, SPA, where he worked extensively with European capital markets. Mr. Wilkie received a B.A. degree in History from Harvard University in 1960.

      The Company and Mr. Wilkie are currently negotiating the terms of a definitive employment agreement. The Company anticipates that the definitive employment agreement with Mr. Wilkie will include the following terms: (i) an annual base salary of approximately $120,000; (ii) inclusion in any pension, medical, dental, life insuring, long-term disability or other benefit plan of the Company now in effect or which may hereafter be provided generally to management personal; and (iii) options to purchase shares of the Company's stock. Currently, Mr. Wilkie owns no shares of the Company's stock.

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

Item 11. Executive Compensation.

      The following Summary Compensation Table table sets forth the compensation paid by the Company for services rendered in all capacities during the calendar years 1996 and 1997 to Randolph A. Graves, Jr. No other executive officer or key employee was compensated in excess of $100,000.


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

      The Plan is currently administered by the Board which may empower a committee to administer the Plan. The Board is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the individuals to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for options granted under the Plan are determined by the Board provided that the exercise price of incentive stock options ("ISOs") will not be less than 100% of the fair market value of a share of the Common Stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of the Common Stock of the Company). Upon exercise of an option, the optionee may pay the purchase price with previously acquired securities of the Company, or at the discretion of the Board, the Company may loan some or all of the purchase price to the optionee.

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

                                     Number of Shares       Percentage of Shares
    Name and Address (1)           Beneficially Owned(2)     Beneficially Owned
    --------------------           ---------------------     ------------------

Peter Gulko                              1,110,000                  5.9%

Kurt Seifman                             1,246,300                  6.6%

James D. Watkins                            97,000                    *

JNC Opportunity Fund, Ltd.(3)            5,063,847                 25.9%

Directors and Officers                   1,207,000                  6.4%

As a Group (4 Persons)

----------
*     Less than 1%
(1) Unless otherwise indicated, the address of each of the beneficial owners identified is 1101 30th Street, N.W., Suite 500, Washington, D.C. 20007
(2) Unless otherwise indicated, each person has sole voting and investment power with respect to all shares.
(3)   c/o Olympia Capital(Cayman), LTD.
      Williams House
      20 Reid Street
      Hamilton Hm 11, Bermuda

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

      Kurchatov Research Holdings, Ltd. During the period of June, 1997, through February 13, 1998, Dr. Randolph A. Graves (who until January 23, 1998, served as the Chairman, Chief Executive Officer and a director of the Company) served as a director and Secretary of Kurchatov Research Holdings, Ltd., a Delaware Corporation ("KRH"), which is entitled to receive 50% of the net profits derived by the Company from the sale or licensing of the Company's silicon-organic
(EKOR) compound. During Dr. Grave's tenure as President of KRH, the Company did not enter into any material agreements or commitments with KRH. See "Business - Principal Technologies - Silicon - Organic (EKOR) Compound" and "Certain Relationships and Related Transactions." The outstanding common stock of KRH is owned of record by ERBC and by CIS. Such Stock is held by CIS for the benefit of the EAPS in EAPS's capacity as representative of various individual Russian and Ukrainian scientists, researchers and academics affiliated with EAPS and Kurchatov. KRH is entitled to receive 50% of the net profits derived by the Company from the sale and licensing of the EKOR compound, one of the Company's Principal Technologies. Peter Gulko, the beneficial owner of 1,110,000 shares of the Company's Common Stock, who served as a director of the Company until January 23, 1998, and who presently is the President, Secretary and Principal Financial Officer of the Company, is the sole shareholder of CIS. See "Business
- Principal Technologies - Silicon - Organic (EKOR) Compound."

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

PRINCIPAL TECHNOLOGIES

      Silicon-Organic (EKOR) Compound. Pursuant to agreements variously among the Company, "Ukrstroj" (the Ukrainian State Construction Company), ChNPP, Kurchatov and EAPS, the Company has provided financing for and has successfully completed demonstration testing of its proprietary silicon- organic (EKOR) compound technology for the purpose of remediating the severe radioactive contamination problems that persist from the 1986 explosion of ChNPP Reactor 4 in Chernobyl, Ukraine. In September, 1997, pursuant to a joint-bidding agreement between the Company and Duke Engineering & Services, Inc. ("DES"), a business unit of Duke Power Company (the "Company-DES Agreement"), the Company and DES submitted to the European Bank of Reconstruction and Development a letter of intent to bid in "Early Biddable (Study) Projects for the Chernobyl Unit 4 Shelter Implementation Plan." The Company believes its EKOR compound technology is the most effective existing technology and material for containing and facilitating the disposal of radioactive dust and waste materials.

      The Company's silicon-organic (EKOR) compound technology was jointly developed by scientists at the I.V. Kurchatov Institute ("Kurchatov") in Moscow and the Euro-Asian Physical Society ("EAPS") for the conservation and containment of ecologically hazardous radioactive materials. The EKOR compound is based on radiation-resistant compounds produced from silicon-organic elastomers. Kurchatov is a pre-eminent physics and scientific research institute, which in the former Soviet Union enjoyed a position of prestige, sophistication and importance roughly equivalent to that of the Lawrence-Livermore National Laboratory in the United States. EAPS is a professional society of over 5,000 scientists, physicists, and engineers in the former Soviet Union. Until August 1, 2014, the Company is the exclusive licensee of all right, title and interest (inclusive of all patent and other intellectual property rights) in and to the EKOR technology in Canada, China, Japan, the Republic of Korea, the United States of America, Ukraine, and all member countries of the European Patent Agreement. See "Certain Transactions - Silicon-Organic (EKOR) Compound."

      In testing conducted at Kurchatov, the EKOR compound has been shown to be highly resistant to radiation and structural degradation from exposure to radiation, highly fire-resistant, water-proof, and capable of being formulated in densities that display considerable structural strength and weight-bearing properties (based on testing to date) of 100 lbs. per square inch. In high-dosage radiation tests the EKOR compound has met or exceeded all specifications for containment materials developed by the Chernobyl authorities. The Company believes that the EKOR compound is the most technologically advanced material for comprehensively containing both solid and liquid radioactive materials, suppressing radioactive dust and preventing such materials and dust from escaping into the atmosphere and from leaching into and contaminating ground-water supplies. On November 28, 1997, the Ministry of Health of the Russian Federation certified EKOR and its components as non-toxic, thereby allowing for EKOR's production, delivery, sale and use in the Russian Federation.

      As a silicon-based elastomer, the EKOR compound has adhesive properties that allow it to stick to a wide variety of surfaces and materials. When applied, the EKOR compound surrounds and "glues down" nuclear debris ranging from fine dust to broken fuel rods, and in combination with its fire-resistant and water-proof properties, prevents such debris from migrating by water or as air-borne particles. The EKOR compound can be applied by a number of methods, but most generally will be sprayed onto contaminated areas using a hose and nozzle arrangement. The foaming rate and "curing" time for the EKOR compound can be varied, thereby allowing it to penetrate cracks and crevices before curing, and providing a seal against the transport of radioactive particles and water-soluble radionuclides. The application of the EKOR compound to nuclear accident sites would constitute an interim containment measure, pending the removal and permanent storage or other disposal of the radioactive contaminants.

      The Company expects that one of the first commercial uses of its EKOR compound technology will be to contain and stabilize the extensive radioactive debris and dust that continues to accumulate and contaminate the environment at ChNPP Reactor 4 in Ukraine, the site of a disastrous explosion and near-reactor core meltdown in 1986, and to help structurally support the concrete and steel "sarcophagus" that was built over Reactor 4 as an interim containment measure. The rapid deterioration of the "sarcophagus," caused by the intense radiation persisting at Reactor 4, has occasioned international concern that without the implementation of effective site containment measures, a second nuclear disaster and possible melt-down may occur. To this end, the G- 8 group of industrialized nations (the United States, United Kingdom, Italy, France, Canada, Japan and Germany) has pledged up to U.S. $3.1 billion to assist in a multi-step project of remediating and closing the plant, with approximately U.S. $300 million budgeted for the project's first containment and site stabilization phase. Pursuant to an agreement with Kurchatov Research Holdings, Ltd. ("KRH"), a Delaware corporation jointly owned by ERBC Holdings, Limited, a British Virgin Islands corporation ("ERBC"), and CIS Development, Inc., a Delaware corporation ("CIS"), 50% of the net profits derived from the sale or licensing of the EKOR compound will be retained by the Company, and 50% will be remitted to KRH. Peter Gulko, formerly a director of and presently the President, Secretary and Principal Financial Officer of the Company, is the sole owner of CIS. The KRH shares owned of record by CIS are being held for the benefit of EAPS which, in turn, is acting as representative of individual scientists, researchers and academics who are affiliated with Kurchatov and EAPS. One present employee and one former business representative of ERBC are beneficial owners of shares of the Company's Common Stock, and Kurt Seifman, the chief executive officer and sole shareholder of ERBC, is the beneficial owner of 6.4% of the Company's outstanding Common Stock. From June 1997 until February 13, 1998, Dr. Randolph Graves (who served as a director, chairman and Chief Executive Officer of the Company until January 23, 1998) served as a director and Secretary of KRH. During the period June 1997 through January 23, 1998, the Company did not enter into any material agreements or commitments with KRH. See "Principal and Selling Shareholders," "Certain Transactions" and "Risk Factors - Conflicts of Interest."

      Based on the properties demonstrated by the EKOR compound, ChNPP (an industrial amalgamation of the State Committee of Ukraine on Atomic Energy), Kurchatov, the Ukrainian State Construction Company ("Ukrstroj") and the Company entered into a Memorandum of Intent (the "Chernobyl Memorandum of Intent") which acknowledged the successful completion of the laboratory development of EKOR compound for the purpose of its application to the radioactive contamination remediation of ChNPP Reactor 4, and pursuant to which the Company, "Ukrstroj" and EAPS entered into a co-operation Agreement whereby the Company has provided financing for demonstrating the technical and mechanical feasibility of applying the EKOR compound for ChNPP Reactor 4 remediation. In furtherance of the foregoing, Ukrstroj and ChNPP entered into an agreement (the "Ukrstroj-ChNPP Agreement") to conduct such demonstration testing of the EKOR compound as is necessary to ascertain the specification requirements for its application to the containment of ChNPP Reactor 4. The Ukrstroj-ChNPP Agreement also provides for the Company's participation in and financing of the EKOR demonstration test.

      On April 24, 1997, the demonstration of the equipment for synthesizing and applying the EKOR compound was successfully conducted for officials of ChNPP and "Ukrstroj" at the Sverdlosk Chimmash manufacturing facility in Ekaterinburg, Russia. Following this successful demonstration, the Company, the management of the ChNPP Reactor 4 Shelter Project, "Ukrstroj" and EAPS entered into a Joint Working Group Agreement for the purpose of preparing the industrial-scale equipment, machinery and other items that would be required to apply the EKOR compound at ChNPP Reactor 4, if as and when the EKOR compound is ultimately selected for that remediation project. Such activities are presently expected to occur during the second quarter of 1998. In connection therewith, and at the request of ChNPP, the Company presently is constructing industrial scale machinery for application of the EKOR compound at ChNPP Reactor 4, based on the application machinery successfully demonstrated on April 24, 1997. Financing therefor is being provided by KRH. Although the Company expects such time-frames will substantially be met, no assurance can be given that implementation of the EKOR application machinery at ChNPP Reactor 4 will not experience delays, and that if delays occur, the EKOR application machinery will be completed at the time presently contemplated. The occurrence of substantial delays will adversely affect the Company's generation of near-term revenues.

      Coordination and management of the formal selection of contractors and technologies for studies relating to the ChNPP Reactor 4 remediation project has been delegated to the European Bank of Reconstruction and Development ("EBRD"). Contractors, as well as the technology to be used in connection with the remediation project will be determined on the basis of submitted bids, to be passed on by EBRD and ChNPP. EBRD has appointed a consortium of Bechtel, Electricite de France and Batelle, a not for profit U.S. company which operates Pacific Northwest National Laboratories, a research entity located in the State of Washington and funded, in part, by the U.S. Department of Energy, to review the technical aspects and feasibility of the various proposals and bids received. It is presently expected that EBRD, through G- 8 funds, will provide the financing for the actual remediation project. Additionally, ChNPP is authorized to initiate further, independent studies. In September, 1997, DES on its and the Company's behalf, submitted to EBRD and ChNPP a letter of intent to bid on the ChNPP Reactor 4 remediation project. Although no assurance can be given, based on the Chernobyl Memorandum of Intent, the Ukrstroj - ChNPP Agreement, the Co-operation Agreement, the Joint Working Group Agreement, the results of the April 24, 1997 EKOR application demonstration test, and ChNPP's role in the Reactor 4 remediation selection process, the Company believes that the EKOR compound will be selected for the ChNPP Reactor 4 remediation project and that the Company will be selected as the contract vendor of EKOR for that purpose.

      In addition to remediation of ChNPP Reactor 4, the Company's near- and mid-term commercialization and marketing efforts relative to the EKOR compound principally are directed at nuclear waste remediation projects in the U.S. Separately from its contemplated ChNPP bid, the Company-DES Agreement provides for joint bidding on U.S. nuclear waste transportation, containment, storage and burial projects utilizing the EKOR compound technology. The Company also has entered into an agreement with the Research Center Julich, a German governmental research institution, providing for its assistance with certifying the EKOR compound for use in Germany. Pursuant to the Company-DES Agreement, the Company and DES have submitted a successful, first-round demonstration project bid on the U.S. Department of Energy's ("DoE") reactor decommissioning technology program at DoE's Hanford, Washington, reactor facility, utilizing the EKOR compound. Additionally, joint Company-DES bids presently are being prepared for other DoE demonstration projects. The Company is also in the process of identifying potential licensees of the EKOR technology, and has commenced initial licensing discussions with a Japanese corporation. No assurance can be given that the EKOR compound will be certified for use in Germany, that the Hanford, Washington DoE demonstration will be successful or that if successful it will result in a project contract being awarded to the Company, or that such licensing discussions will successfully result in the execution of an EKOR license.

    In addition, further applications of the EKOR technology are being reviewed for several sites in Russia: Chelyabinsk Mayak (a plutonium production site), Kola (a disposal site for nuclear fuel from atomic-powered ships and submarines) and Krasnoyarsk (a uranium mining and enrichment facility). To this end, at nominal cost to it, the Company has provided EKOR documentation and material samples to these sites, and has arranged for personnel from Kurchatov and EAPS to be available to provide technical advice regarding pertinent applications of the EKOR compound. To date, the Company has not entered into any agreements pertaining to either the testing or application of the EKOR compound at these sites.

                            ----------
                            |  EAPS  |
                            ----------
                                 |
                                 |
                            Technology
                              License
                                 o
                            ----------
            ----------------|  ERBC  |--------------
            |               ----------             |
         minority                |                 |
       shareholder               |            shareholder
            |                    o                 o
            |                Sublicense            |
            |             ---------------       -------
            |             |  EUROTECH,  |       | KRH |
            -------------o|     LTD.    |       -------
                          ---------------          o
                                 |                 |
                                 |       50% of    |
                                 ------onet EKOR----
                                         profits

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

                         ------------------
                         |                |
           -------------o| EUROTECH, LTD. |---------
           |             |                |        |
           |             ------------------        |
           |                     o                 |
           |                 Technology            |
           |                  License              |
       Technology                o                 |
       License &         ------------------        |
        Transfer         |    EUROWASTE   -o--------
         Fees            ------------------
           --o-------------


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

                          ----------------
                          |   EUROTECH,  |
              -----------o|      LTD.    |o-------------
              |           ----------------             |
              |                  o                 minority
              |             Technology            shareholder
          Technology          License                  o
             fees                |                  --------
              |                  |                  | ERBC |
              |                  |                  --------
                                 o                    40%
              |         --------------------      shareholder
              ----------|  ARBAT AMERICAN  |           |
                        --------------------------------
                                 o
                           50% shareholder
                                 o
                  ------------------------------
                  |   CINEMA WORLD ON ARBAT 1  |
                  | (Russian operating entity) |
                  ------------------------------
----------

      (1)   See "Business - Other Technologies - Automated Parking Garages."

                                     PART IV

Item 14. Exhibits, Financial Statements

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

      (3)   Exhibits

            Exhibit
            No.      Description of Exhibit
            ---      ----------------------

            3.1      Certificate of Incorporation of the Company(1)
            3.2      By-Laws of the Company(1)
            4.1      Form of Common Stock Certificate(1)
            10.1     Material Contracts(2)
            10.2 Technology Purchase Agreement between the Company and Oleg L. Figovsky(2)
            10.3 Technology Purchase Agreement between the Company and Oleg L. Figovsky(2)
            10.4 Technology Purchase Agreement between the Company and Oleg L. Figovsky(2)
            10.5 Teaming Agreement between the Company and Duke Engineering & Services, Inc.(2)
            10.6     Form of Agreement between the Company, V. Rosenband and
                     C. Sokolinsky, and Ofek Le-Oleh Foundation(2)
            10.6.2 Equity Sharing Agreement between the Company, V. Rosenband and C. Sokolinsky(2)
            10.6.3   Voting Agreement between the Company, V. Rosenband and
                     C. Sokolinsky(2)
            10.7.1   Investment Agreement between the Company and Chemonol,
                     Ltd.(2)
            10.7.2 Equity Sharing Agreement between the Company and Leonid Shapovalov(2)
            10.7.3   Voting Agreement between the Company and Leonid
                     Shapovalov(2)
            10.8.1   Agreement between the Company and Separator, Ltd.(2)
            10.8.2   Equity Sharing Agreement between the Company and Efim
                     Broide(2)
            10.8.3   Voting Agreement between the Company and Efim Broide(2)
            10.9.1 Form of Agreement between the Company, Ofek Le-Oleh Foundation and Y. Kopit(2)
            10.9.2 Equity Sharing Agreement between the Company, Y. Kopit and V. Rosenband(2)
            10.9.3 Voting Agreement between the Company, Y. Kopit and V. Rosenband(2)
            10.10 Form of License Agreement between the Company and ERBC Holdings, Ltd.(2)
            10.11 Cooperation Agreement between the Company and Forschungszentrum Julich GmbH(2)
            10.12.1 Convertible Debenture Purchase Agreement among the Company, JNC Opportunity Fund, Ltd. and Diversified Strategies Fund, L.P.(2)
            10.12.2 Escrow Agreement among the Company, JNC Opportunity Fund, LTD., and Diversified Strategies Fund, L.P. and
                     Robinson, Silverman, Pearce, Aronsohn & Berman, LLP(2)
            10.12.3 Registration rights Agreement among the Company the Company, JNC Opportunity Fund, Ltd., and Diversified Strategies Fund, L.P.(2)
            10.12.4 Form of 8% Convertible Debenture Due November 27, 2000 between the Company and JNC Opportunity Fund, Ltd.(2)
            10.12.5 Form of 8% Convertible Debenture Due November 27, 2000 between the Company and Diversified Strategies Fund, L.P.(2)
--------
      (1)   Previously Filed.

      (2) Incorporated by reference to the Company's Registration Statement on Form S-1 under the Securities Exchange Act of 1934, on file with the Commission, file number 333-26673.

            10.12.6 Warrant No. 1 between the Company and JNC Opportunity Fund, Ltd.(2)
            10.12.7 Warrant No. 2 between the Company and Diversified Strategies Fund, L.P.(2)
            10.12.8 Warrant No. 3 between the Company and Diversified Strategies Fund, L.P.(2)
            10.13.1  Convertible Debenture Purchase Agreement between the
                     Company and JNC Opportunity Fund, Ltd.(2)
            10.13.2  Escrow Agreement among the Company, JNC Opportunity
                     Fund, Ltd. and Robinson, Silverman, Pearce, Aronshohn and Berman, LLP(2)
            10.13.3 Registration Rights Agreement between the Company and JNC Opportunity Fund, Ltd.(2)
            10.13.4 Form of 8% Convertible Debenture Due February 23, 2001 between the Company and JNC Opportunity Fund, Ltd.(2)
            10.13.5  Warrant No. 3 between the Company and JNC Opportunity
                     Fund(2)
            23.1     Consent of Tabb, Conigliaro & McGann(2)

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

NOTES TO FINANCIAL STATEMENTS                                         F-8 - F-34

Board of Directors and Stockholders
Eurotech, Ltd.


                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Eurotech, Ltd. (the "Company") (a development stage company) as of December 31, 1996 and 1997 and the related statements of operations, stockholders' deficiency, and cash flows for the period from inception (May 26, 1995) to December 31, 1995, the years ended December 31, 1996 and 1997 and for the period from inception (May 26, 1995) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Per Share Data

      Net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented, which were retroactively adjusted to give recognition to the stock split on June 1, 1996. Common stock equivalents, consisting of warrants and Convertible Debentures discussed in Note 10, were not included in the calculation of loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

      In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), was issued which establishes standards for computing and presenting earnings per share. The Company adopted SFAS No. 128 January 1, 1997. The impact of such adoption on the accompanying financial statements had no effect.

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

            In August 1997, the Company received a $225,000 technology transfer fee under this agreement related to a construction of a parking structure in Moscow, Russia. The Company has deferred the recognition of this revenue until the commencement of construction of this project.

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

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 11, 1998.

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


     Signature                      Title                        Date


/s/ James D. Watkins          Director and Chairman           June 11, 1998
----------------------
James D. Watkins


/s/ Maxwell Rabb              Director                        June 11, 1998
----------------------
Maxwell Rabb


/s/ Lawrence McQuade          Director                        June 11, 1998
----------------------
Lawrence McQuade


/s/ Peter Gulko               President, Secretary and        June 11, 1998
----------------------       Principal Financial Officer
Peter Gulko