Form 10-Q
period 1998-06-30
EUROTECH LTD
filed 1998-08-14
CIK 1033030

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________________ to ______________________.

Commission File Number 333-26673

          ------------------------------------------------------------

                                 EUROTECH, LTD.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          District of Columbia                        33-0662435
    -------------------------------                ----------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

                              1101 30th Street, NW
                                    Suite 500
                            Washington, DC 20007-3772
                    (Address of principal executive offices)

                                 (202) 625-4382
                           (Issuer's telephone number)

               ---------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes |X|                                No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,614,836 shares of Common Stock, $0.00025 par value, were outstanding as of June 30, 1998.

Transitional Small Business Disclosure Forms (check one):

                 Yes |_|                                No |X|

                                 EUROTECH, LTD.
                          (A Development Stage Company)
                                INDEX TO FORM 10Q
                                  JUNE 30, 1998

                                                                    Page Nos.
                                                                    ---------
PART  I - FINANCIAL INFORMATION:

      ITEM I - FINANCIAL STATEMENTS

      BALANCE SHEETS                                                   F-1
               At December 31, 1997 and June 30, 1998

      STATEMENTS OF OPERATIONS                                         F-2
               For the Six Months Ended June 30, 1997
               For the Six Months Ended June 30, 1998
               For the Period from Inception (May 26, 1995)
               to June 30, 1998

      STATEMENTS OF OPERATIONS                                         F-3
               For the Three Months Ended June 30, 1997
               For the Three Months Ended June 30, 1998

      STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY               F-4 - F-5
               For the Period from Inception (May 26, 1995) to December 31,
               1997 For the Six Months Ended June 30, 1998

      STATEMENTS OF CASH FLOWS                                         F-6
               For the Six Months Ended June 30, 1997
               For the Six Months Ended June 30, 1998
               For the Period from Inception (May 26, 1995)
               to June 30, 1998

      NOTES TO FINANCIAL STATEMENTS                                 F-7 - F-15

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL    F-16-F-19
                        CONDITION AND RESULTS OF OPERATIONS

PART  II - OTHER INFORMATION                                           F-20

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS
                                    (Note 2)

                                                                   At December 31,  At June 30, 1998
                                                                         1997         (Unaudited)
                                                                     ------------    ------------
CURRENT ASSETS:
  Cash                                                               $    617,756    $     56,941
  Receivable from related parties                                           5,918           5,918
  Prepaid expenses and other current assets                                21,539          26,992
                                                                     ------------    ------------

      TOTAL CURRENT ASSETS                                                645,213          89,851

PROPERTY AND EQUIPMENT - net of accumulated depreciation                   14,050          30,422

OTHER ASSETS:
  Organization and patent costs - net of accumulated amortization          28,651          27,619
  Deferred financing costs                                                261,178          69,194
  Other assets                                                              3,151           5,551
                                                                     ------------    ------------

      TOTAL ASSETS                                                   $    952,243    $    222,637
                                                                     ============    ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Notes payable                                                      $  2,000,000    $         --
  Accrued liabilities                                                     576,966       1,324,720
  Deferred revenue                                                        225,000         225,000
                                                                     ------------    ------------

      TOTAL CURRENT LIABILITIES                                         2,801,966       1,549,720

CONVERTIBLE DEBENTURES                                                  3,000,000       6,000,000

CONTINGENCIES AND OTHER MATTERS (Notes 1, 2, 5 and 6)

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $0.01 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                              --              --
  Common stock - $0.00025 par value; 50,000,000 shares authorized;
     18,928,836 and 19,614,836 shares issued and outstanding at
     December 31,1997 and June 30, 1998, respectively                       4,732           4,903
  Additional paid-in capital                                           12,892,313      14,850,262
  Unearned financing costs                                             (1,315,317)       (323,889)
  Deficit accumulated during the development stage                    (16,431,451)    (21,858,359)
                                                                     ------------    ------------

      TOTAL STOCKHOLDERS' DEFICIENCY                                   (4,849,723)     (7,327,083)
                                                                     ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
          DEFICIENCY                                                 $    952,243    $    222,637
                                                                     ============    ============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the Six Months Ended June 30,    For the Period
                                                 ---------------------------------    from Inception
                                                     1997              1998         (May 26, 1995) to
                                                 ------------       ------------       June 30, 1998
                                                                                       ------------
REVENUES                                         $         --       $         --       $         --
                                                 ------------       ------------       ------------

OPERATING EXPENSES:
  Research and development                            270,615            560,511          2,951,025
  Consulting fees                                     652,884            505,347          3,651,922
  Other general and administrative expenses           591,455            881,669          2,725,448
                                                 ------------       ------------       ------------

    TOTAL OPERATING EXPENSES                        1,514,954          1,947,527          9,328,395
                                                 ------------       ------------       ------------

OPERATING LOSS                                     (1,514,954)        (1,947,527)        (9,328,395)
                                                 ------------       ------------       ------------

OTHER EXPENSES:
  Interest expense                                    121,379            429,720            743,882
  Amortization of deferred and unearned
      financing costs                               1,371,012          3,049,661         11,786,082
                                                 ------------       ------------       ------------

    TOTAL OTHER EXPENSES                            1,492,391          3,479,381         12,529,964
                                                 ------------       ------------       ------------

NET LOSS                                         $ (3,007,345)      $ (5,426,908)      $(21,858,359)
                                                 ============       ============       ============

NET LOSS PER COMMON SHARE                        $       (.17)      $       (.28)
                                                 ============       ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        17,275,000         19,248,919
                                                 ============       ============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three Months Ended June 30,
                                                       -----------------------------------
                                                             1997           1998
                                                         ------------   ------------
REVENUES                                                 $         --   $         --
                                                         ------------   ------------

OPERATING EXPENSES:
  Research and development                                     11,883        252,840
  Consulting fees                                             326,968        284,365
  Other general and administrative expenses                   273,433        322,288
                                                         ------------   ------------

    TOTAL OPERATING EXPENSES                                  612,284        859,493
                                                         ------------   ------------

OPERATING LOSS                                               (612,284)      (859,493)
                                                         ------------   ------------
OTHER EXPENSES:
  Interest expense                                             60,357        299,095
  Amortization of deferred and unearned financing costs       685,506      1,803,433
                                                         ------------   ------------

    TOTAL OTHER EXPENSES                                      745,863      2,102,528
                                                         ------------   ------------

NET LOSS                                                 $ (1,358,147)  $ (2,962,021)
                                                         ============   ============

NET LOSS PER COMMON SHARE                                $       (.08)  $       (.15)
                                                         ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                            17,307,000     19,554,670
                                                         ============   ============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1997
                     AND THE SIX MONTHS ENDED JUNE 30, 1998

                                                                    Common Stock      Additional                  Unearned
                                                   Date of        -----------------    Paid-in       Due from     Financing
Period Ended December 31, 1998:                  Transaction      Shares     Amount    Capital     Stockholders     Costs
-------------------------------                  -----------     ---------  --------  ----------   ------------  ----------
                                                                    (1)
Founder shares issued ($0.00025 per share)         05/26/95      4,380,800  $  1,095  $   (1,095)   $   -        $    -
Issuance of stock for offering consulting fees
  ($0.0625 per share)                              08/31/95        440,000       110      27,390        -             -
Issuance of stock ($0.0625 and $0.25
  per share)                                       Various       4,080,000     1,020     523,980       (3,000)        -
Issuance of stock for license ($0.0625 per
  share)                                           08/31/95        600,000       150      37,350        -             -
Issuance of stock options for offering legal
  and consulting fees                                                -          -         75,000        -             -
Offering expenses                                                    -          -       (105,398)       -             -
Net loss                                                             -          -          -            -             -
                                                                ----------  --------  ----------    ---------    -----------

Balance - December 31, 1995                                      9,500,800     2,375     557,227       (3,000)        -

Year Ended December 31, 1996:
-----------------------------

Issuance of stock ($0.25 per share)                Various       1,278,000       320     319,180        -             -
Exercise of stock options                          01/18/96        600,000       150       -            -             -
Issuance of stock for consulting fees
  ($0.34375 per share)                             03/22/96        160,000        40      54,960        -             -
Issuance of stock for consulting fees
  ($0.0625 per share)                              05/15/96      2,628,000       657     163,593        -             -
Issuance of stock for consulting fees
  ($0.590625 per share)                            06/19/96      1,500,000       375     885,563        -             -
Issuance of stock for consulting fees
  ($1.82 per share)                                11/12/96         57,036        14     104,275        -             -
Issuance of stock pursuant to bridge financing
  ($1.81325 per share)                              12/96        1,500,000       375   2,719,500        -         (2,719,875)
Amortization of unearned financing costs                             -          -          -            -            226,656
Repayment by stockholders                                            -          -          -            3,000         -
Net loss                                                             -          -          -            -             -
                                                                ----------  --------  ----------    ---------    -----------

Balance - December 31, 1996                                     17,223,836  $  4,306  $4,804,298    $   -        $(2,493,219)
                                                                ==========  ========  ==========    =========    ===========

                                                    Deficit
                                                  Accumulated
                                                  During the
                                                  Development
Period Ended December 31, 1995:                      Stage        Total
-------------------------------                  ------------  -----------


Founder shares issued ($0.00025 per share)      $     -        $    -
Issuance of stock for offering consulting fees
  ($0.0625 per share)                                 -             27,500
Issuance of stock ($0.0625 and $0.25
  per share)                                          -            522,000
Issuance of stock for license ($0.0625 per
  share)                                              -             37,500
Issuance of stock options for offering legal
  and consulting fees                                 -             75,000
Offering expenses                                     -           (105,398)
Net loss                                           (513,226)      (513,226)
                                                -----------    -----------

Balance - December 31, 1995                        (513,226)        43,376

Year Ended December 31, 1996:
-----------------------------

Issuance of stock ($0.25 per share)                   -            319,500
Exercise of stock options                             -                150
Issuance of stock for consulting fees
  ($0.34375 per share)                                -             55,000
Issuance of stock for consulting fees
  ($0.0625 per share)                                 -            164,250
Issuance of stock for consulting fees
  ($0.590625 per share)                               -            885,938
Issuance of stock for consulting fees
  ($1.82 per share)                                   -            104,289
Issuance of stock pursuant to bridge financing
  ($1.81325 per share)                                -             -
Amortization of unearned financing costs              -            226,656
Repayment by stockholders                             -              3,000
Net loss                                         (3,476,983)    (3,476,983)
                                                -----------    -----------

Balance - December 31, 1996                     $(3,990,209)   $(1,674,824)
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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1997
                     AND THE SIX MONTHS ENDED JUNE 30, 1998

                                                                  Common Stock        Additional                   Unearned
                                                   Date of    --------------------     Paid-in        Due from     Financing
Year Ended December 31, 1995:                    Transaction   Shares       Amount     Capital      Stockholders     Costs
-----------------------------                    -----------  ---------    --------   ----------    ------------  ----------
                                                                 (1)
Balance - December 31, 1996                                   17,223,836   $  4,306   $ 4,804,298    $   -        $(2,493,219)

Issuance of stock for consulting fees
  ($2.50 per share)                                  03/97        64,000         16       159,984        -             -
Issuance of stock for consulting fees
  ($5.45 per share)                                  06/97        39,000          9       212,540        -             -
Issuance of stock for consulting fees
  ($5.00 per share)                                  09/97        59,000         15       294,986        -             -
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                                  06/97       500,000        125     2,724,875        -         (2,725,000)
Value assigned to conversion feature of
  Convertible Debentures                             11/97         -           -        1,337,143        -         (1,337,143)
Value assigned to issuance of 127,500 warrants
  in consideration for interest and placement                                                            -
  fees in connection with Convertible Debentures     11/97         -           -          284,480                    (284,480)
Value assigned to issuance of 35,000 warrants                                                            -
  to shareholder for consulting services             11/97         -           -           39,588                     (39,588)
Value assigned to issuance of 364,000 warrants
  to shareholder as additional consideration
  for financing activities                           11/97         -           -          862,680        -           (862,680)
Issuance of stock for consulting fees
  ($4.00 per share)                                  12/97        43,000         11       171,989        -             -
Accrual of stock issued January 1998 pursuant
  to penalty provision of bridge financing
  ($2.00 per share)                                  12/97     1,000,000        250     1,999,750        -         (2,000,000)
Amortization of unearned financing costs                           -           -           -             -          8,426,793
Net loss                                                           -           -           -             -             -
                                                              ----------   --------   -----------    ---------    -----------

Balance - December 31, 1997                                   18,928,836   $  4,732   $12,892,313    $   -        $(1,315,317)
                                                              ==========   ========   ===========    =========    ===========

                                                       Deficit
                                                     Accumulated
                                                     During the
                                                     Development
Year Ended December 31, 1995:                           Stage         Total
-----------------------------                       ------------   -----------

Balance - December 31, 1996                         $ (3,990,209)  $(1,674,824)

Issuance of stock for consulting fees
  ($2.50 per share)                                       -            160,000
Issuance of stock for consulting fees
  ($5.45 per share)                                       -            212,549
Issuance of stock for consulting fees
  ($5.00 per share)                                       -            295,001
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                                       -             -
Value assigned to conversion feature of
  Convertible Debentures                                  -             -
Value assigned to issuance of 127,500 warrants
  in consideration for interest and placement
  fees in connection with Convertible Debentures          -
Value assigned to issuance of 35,000 warrants                           -
  to shareholder for consulting services                  -
Value assigned to issuance of 364,000 warrants                          -
  to shareholder as additional consideration
  for financing activities                                -             -
Issuance of stock for consulting fees
  ($4.00 per share)                                       -            172,000
Accrual of stock issued January 1998 pursuant
  to penalty provision of bridge financing
  ($2.00 per share)                                       -             -
Amortization of unearned financing costs                             8,426,793
Net loss                                             (12,441,242)  (12,441,242)
                                                    ------------   -----------

Balance - December 31, 1997                         $(16,431,451)  $(4,849,723)
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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1997
                     AND THE SIX MONTHS ENDED JUNE 30, 1998

                                                                   Common Stock          Additional                    Unearned
                                                    Date of     --------------------      Paid-in         Due from     Financing
Six Months Ended December 31, 1998:               Transaction    Shares       Amount      Capital       Stockholders     Costs
-----------------------------------               -----------   ---------    --------    ----------     ------------  ----------
                                                                   (1)
Balance - December 31, 1997                                     18,928,836   $  4,732    $12,892,313     $   -        $(1,315,317)

Issuance of stock for consulting fees
  ($2.58 per share)                                  03/98          43,000         11        110,930         -              -
Value assigned to conversion feature of
  Convertible Debentures and 60,000 warrants
  issued as additional interest                      02/98           -           -         1,100,000         -         (1,100,000)
Issuance of stock pursuant to penalty
  provision of bridge financing
 ($1.0625 per share)                                 04/98         500,000        125        531,124         -           (531,249)
Issuance of stock principally for consulting
  fees ($1.51 per share)                             06/98         143,000         35        215,895         -              -
Amortization of unearned financing costs                             -           -            -              -          2,622,677
Net loss                                                             -           -            -              -              -
                                                                ----------   --------    -----------     ----------   -----------

Balance - June 30, 1998                                         19,614,836   $  4,903    $14,850,262     $   -        $  (323,889)
                                                                ==========   ========    ===========     ==========   ===========

                                                    Deficit
                                                   Accumulated
                                                   During the
                                                   Development
Six Months Ended June 30, 1998:                      Stage          Total
-------------------------------                      -----          -----

Balance - December 31, 1997                       $(16,431,451)  $(4,849,723)

Issuance of stock for consulting fees
  ($2.58 per share)                                     -            110,941
Value assigned to conversion feature of
  Convertible Debentures and 60,000 warrants
  issued as additional interest                         -              -
Issuance of stock pursuant to penalty
  provision of bridge financing
 ($1.0625 per share)                                    -
Issuance of stock principally for consulting                           -
  fees ($1.51 per share)                                -            215,930
Amortization of unearned financing costs                           2,622,677
Net loss                                            (5,426,908)   (5,426,908)
                                                  ------------   -----------

Balance - June 30, 1998                           $(21,858,359)  $(7,327,083)
                                                  ============   ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For the Six Months Ended June 30,    For the Period
                                                                          ---------------------------------    from Inception
                                                                              1997              1998         (May 26, 1995) to
                                                                          ------------       ------------       June 30, 1998
                                                                                                                ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                              $ (3,007,345)      $ (5,426,908)      $(21,858,359)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                           2,293              4,698             10,699
        Amortization of deferred and unearned financing
           costs                                                             1,371,012          3,049,661         11,786,082
        Accrued interest                                                       121,379            208,329            208,329
        Stock issued for license                                                    --                 --             37,500
        Consulting fees and other compensation satisfied by
           stock issuances                                                     372,550            326,871          2,375,898

        Cash provided by (used in) the change in assets and liabilities:
            (Decrease) increase in advances to related parties                  84,000                 --             (5,918)
            Increase in prepaid expenses                                        (9,574)            (5,453)           (26,992)
            Increase in other assets                                                --             (2,400)            (5,551)
            Increase in accrued liabilities                                    394,515            539,425          1,116,391
            Increase in deferred revenue                                            --                 --            225,000
                                                                          ------------       ------------       ------------

        NET CASH USED IN OPERATING ACTIVITIES                                 (671,170)        (1,305,777)        (6,136,921)
                                                                          ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization and patent costs                                                   --                 --            (31,358)
    Capital expenditures                                                       (18,391)           (20,038)           (37,382)
                                                                          ------------       ------------       ------------

       NET CASH USED IN INVESTING ACTIVITIES                                   (18,391)           (20,038)           (68,740)
                                                                          ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock options                                         --                 --                150
    Proceeds from issuance of common stock                                          --                 --            841,500
    Offering costs                                                                  --                 --             (2,898)
    Repayment by stockholders                                                       --                 --              3,000
    Proceeds from convertible debentures                                            --          3,000,000          6,000,000
    Proceeds from bridge notes                                                      --                 --          2,000,000
    Repayment of bridge notes                                                       --         (2,000,000)        (2,000,000)
    Borrowings from stockholders                                               241,500                 --            561,140
    Repayment to stockholders                                                       --                 --           (561,140)
    Deferred financing costs                                                    75,000           (235,000)          (579,150)
                                                                          ------------       ------------       ------------

       NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                                            316,500            765,000          6,262,602
                                                                          ------------       ------------       ------------

(DECREASE) INCREASE IN CASH                                                   (373,061)          (560,815)            56,941

CASH - BEGINNING                                                               380,183            617,756                 --
                                                                          ------------       ------------       ------------

CASH - ENDING                                                             $      7,122       $     56,941       $     56,941
                                                                          ============       ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest                                                              $         --       $     36,630       $    351,561
                                                                          ============       ============       ============

    Income taxes                                                          $         --       $         --       $         --
                                                                          ============       ============       ============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1998

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

                                  JUNE 30, 1998

NOTE 2 -          BUSINESS AND CONTINUED OPERATIONS (Continued)

                  The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has incurred losses from operations from inception. As of June 30, 1998, the Company has a stockholders' deficiency of $7,327,083, a working capital deficiency of $1,459,869 and an accumulated deficit since inception of $21,858,359. The Company requires additional funds to commercialize its technologies and continue research and development efforts. Until the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology, not yet completely developed, or that with respect to any technology that is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                  Since inception, the Company has financed its operations through sale of its securities, shareholder loans, a bridge financing totalling $2,000,000 completed in December of 1996, a Convertible Debenture financing of $3,000,000 completed in November of 1997 and a Convertible Debenture financing of $3,000,000 completed in February of 1998 and a Convertible Debenture financing of $1,000,000 completed July 20, 1998, as discussed further in Note 7. Proceeds from the February 1998 Convertible Debenture financing were used to retire the $2,000,000 bridge notes. The Company is exploring additional sources of working capital, which include a private offering of common stock, private borrowings and joint ventures.

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

                                  JUNE 30, 1998

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

                  The debenture agreements permit the holders of the debentures to convert the debt into shares of common stock at beneficial conversion rates based on the timing of the conversion. The notes conversion feature commences at the earlier of: (I) the date the underlying shares to the Convertible Debenture notes are registered and declared effected by the SEC; (ii) 90 days after February 23, 1998. Shares of common stock to be issued at the conversion date shall be equal to the outstanding principal and accrued interest at the conversion date, divided by the conversion price. The conversion price is the lower of $2.62 or the average bid price per share of the Company's common stock for five trading days immediately preceding the conversion date, multiplied by (I) 80% for any conversion honored prior to the 180th day after February 23, 1998, (ii) 75% for any conversion honored on or after the 180th day after February 23, 1998, and prior to the 360th after February 23, 1998, and (iii) 70% for any conversion honored after the 360th day after February 23, 1998. Commencing on February 23, 2000, all or any portion of the remaining debt due under this financing at the option of Eurotech is convertible into shares of common stock at the 70% conversion rate.

                  Furthermore, the Company has agreed that if a Registration Statement covering the underlying shares of the convertible note is either not filed with the SEC on or prior to March 2, 1998 or, if filed, is not declared effective by the SEC on or prior to March 15, 1998, the Company will be obligated to pay to the debenture holders liquidated damages equal to 1% of the aggregate principal amount of the then outstanding notes on the first day of each month until such filing or effectiveness deficiency is cured. The Company's Registration Statement was declared effective by the SEC in July of 1998.

                  The Company has assigned a value to the debentures' beneficial conversion feature and warrants amounting to $1,100,000, and such amount is being amortized over 180 days commencing February 23, 1998.

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

NOTE 4 -          STOCKHOLDERS' DEFICIENCY

                  Significant Common Stock Issuances During 1998

                  During the quarter ended June 30, 1998, the Company issued 500,000 shares of common stock to the unit holders of the bridge financing in connection with the Company's failure to have its S-1 Registration Statement declared effective by the Securities and Exchange Commission by April 1, 1998. The value assigned to the 500,000 shares was based on fair value and amounted to $531,249, all of which was charged to operations during the quarter ended June 30, 1998.

                  Earnings Per Share

                  Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

Warrants to purchase common stock                                      1,426,500
Convertible Debentures (assumed conversion at market value at
    August 12, 1998 and at largest discount)                           9,700,000
Options to purchase common stock                                          75,000
                                                                      ----------

Total as of June 30, 1998                                             11,201,500
                                                                      ==========

Substantial issuance after June 30, 1998:

Convertible Debentures issued July 1998 (assumed
    conversion at market value at August 12, 1998 and
    at largest discount)                                               1,624,000
                                                                      ==========

Warrants to purchase common stock                                        125,000
                                                                      ==========

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1998

NOTE 5 -          TECHNOLOGY INVESTMENTS AND LICENSING AGREEMENT

                  Technologies Acquired

                  Pursuant to three Technology Purchase Agreements each dated January 1, 1998, the Company has acquired from Oleg L. Figovsky, Ph.D. , a consultant to the Company, all right, title and interest in and to the following three unpatented technologies developed by him, inclusive of future improvements thereto: (I) a group of related technologies, collectively known as "Interpenetrated Network Polymers" ("INPs"), (ii) "Liquid Ebonite Material" ("LEM") and (iii) "Rubber Concrete" ("RubCon") for purchase prices of $75,000, $15,000 and $35,000, respectively (each, a "Purchase Price"). Pursuant to each such Technology Purchase Agreement, during 15-year period commencing on January 1, 1998, the Company is obligated to pay to Dr. Figovsky royalties equal to 49% of the Company's net revenues from the sale or licensing of any products incorporating the applicable technology, subject to the Company's right to deduct from the first royalties payable under each agreement an aggregate sum equal to the Purchase Price paid thereunder. The Company has accounted for this technology license fee as acquired research and development and, in accordance with FASB Interpretation No. 4, has charged the license fee of $125,000 to research and development expenses during the three months ended March 31, 1998.

                  In the quarter ended June 30, 1998, the Company acquired the rights to certain anticorrosive additives technology from Israeli scientists for a purchase price of $40,000. The Company has charged the $40,000 expenditure to research and development expenses during the quarter ended June 30, 1998.

                  Investments in Israeli Technology Companies

                  During 1997, the Company acquired a 20% interest in four separate Israeli technology, research and development companies. The Company's share of losses incurred by these companies has been accounted for on the equity basis and included in research and development expenses. The amount charged to research and development for 1997 approximated $102,000, which reduced the carrying value of the Company's investment in these four companies to $-0- at December 31, 1997.

                  During the six months ended June 30, 1998, an additional $84,000 was invested in these four companies. The amount charged to research and development expenses for the six months ended June 30, 1998 approximated $84,000, which reduced the carrying value of the Company's investment in these four companies to $-0- at June 30, 1998.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1998

NOTE 6 -          CONTINGENCIES AND OTHER MATTERS

                  International Operations

                  The Company has strategic alliances, collaboration agreements and licensing agreements with entities which are based in Russia and Ukraine. Both of these countries have experienced volatile and frequently unfavorable economic, political and social conditions. The Russian economy and the Ukraine economy are characterized by declining gross domestic production, significant inflation, increasing rates of unemployment and underemployment, unstable currencies, and high levels of governmental debt as compared to gross domestic production. The prospects of widespread insolvencies and the collapse of various economic sectors exist in both countries.

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1998

NOTE 6 -          CONTINGENCIES AND OTHER MATTERS (Continued)

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1998

NOTE 7 -          SUBSEQUENT EVENT

                  Convertible Debenture Offering

                  On July 20, 1998, the Company sold through a private placement $1,000,000, 8% Convertible Debenture notes, due July 20, 2001. As additional consideration, the Company issued separate warrants to purchase 125,000 shares of the Company's common stock at $1.06 per share. The warrants are exercisable over two years.

                  The debenture agreements permit the holders of the debentures to convert the debt into shares of common stock at beneficial conversion rates based on the timing of the conversion. The notes conversion feature commences at the earlier of: (i) the date the underlying shares to the Convertible Debenture notes are registered and declared effected by the SEC; (ii) 90 days after July 20, 1998. Shares of common stock to be issued at the conversion date shall be equal to the outstanding principal and accrued interest at the conversion date, divided by the conversion price. The conversion price is the lower of $1.06, or the average bid price per share of the Company's common stock for five trading days immediately preceding the conversion date, multiplied by (i) 75% for any conversion honored prior to the 180th day after July 20, 1998 and (ii) 70% for any conversion honored after the 180th day after July 20, 1998. Commencing on July 20, 2001, all or any portion of the remaining debt due under this financing at the option of Eurotech is convertible into shares of common stock at the 70% conversion rate.

                  The Company has assigned a value to the debentures' beneficial conversion feature and warrants amounting to $475,000, and such amount will be amortized over 180 days commencing July 20, 1998.

                  Proceeds from the sale of the 1,000,000, 8% Convertible Debenture notes, amounted to $975,000, net of legal and professional fees amounting to $25,000. The legal and professional fees of $25,000 have been recorded as deferred financing costs and will be amortized over 180 days commencing July 20, 1998.

                  As part of this agreement, the Company modified its two prior Convertible Debenture agreements to eliminate the moving floor conversion prices.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS

General

The following is a discussion and analysis of the results of operations of the Company and should be read in conjunction with the financial statements and related notes contained in this Form 10-Q.

Certain information contained in this Form 10-Q may contain forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to commercialize its technologies successfully, which will be dependent on business, financial and other factors beyond the Company's control, including, amoung others, market acceptance, ability to manufacture on a large scale basis and at feasible costs, together with all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of new products.

Overview

The Company, incorporated in May 1995, is a development stage, technology transfer, holding and management company formed to commercialize new, existing but previously unrecognized, and previously "classified" technologies, with a particular current emphasis on technologies developed by prominent research institutes and individual researchers in the former Soviet Union and in Israel, and to commercialize those and other Western technologies for business and other commercial applications principally in Central Europe, Ukraine, Russia and North America.

Until recently, the Company had been principally engaged in identifying, monitoring, reviewing and assessing technologies for their commercial applicability and potential, and in acquiring selected technologies by equity investment, purchase, assignment and licensing arrangements. Although the Company intends to continue identifying, monitoring, reviewing and assessing new technolgoies, its primary emphasis will be focused on commercializing four of its present technologies ("Principal Technologies").

The Company's Principal Technologies include: (I) Silicon-organic compound technology ("EKOR") (a silicon-based elastomer which may be used to contain radioactive dust and waste materials); (ii) Non-isocyanate Polyurethane ("NIPU") (a modified polyurethane that does not contain the toxic isocyanates used in the production of conventional polyurethane); (iii) Liquid Ebonite Material ("LEM") (a synthetic liquid rubber); and (iv) Rubcon (a rubber based concrete).

The Company believes that the Principal Technologies are presently ready for commercialization and marketing. To that end, the Company has decided to devote its business activities and resources principally to the marketing and sale of the Principal Technologies. The Company recently has initiated a marketing and sales program for the Principal Technologies, and also has initiated discussions with a number of prominent, potential users of the technologies, with a view towards the future negotiation and execution of licensing and/or joint venture marketing and sales agreements. The Company is proceeding with the marketing and potential application of its EKOR technology in connection with nuclear contamination projects at Reactor 4 of the Chernobyl Nuclear Power Plan ("ChNPP") (which experienced a catastrophic near-meltdown in 1986), and in the U.S., Russia and Germany. The Company intends to operate its business by licensing its technologies to end-users and through development and operating joint-ventures and strategic alliances. To date, the Company has not generated any revenues from operations.

The Company has not been profitable since inception and expects to incur substantial operating losses over the next twelve months. For the period from inception to June 30, 1998, the Company incurred a cumulative net loss of approximately $21,858,000. The Company expects that it will generate losses until at least such time as it can commercialize its technologies, if ever. No assurance can be given that any of the Company's technologies can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

Results of Operations

For the Six months Ended June 30, 1998 vs. the Six Months Ended June 30, 1997

The Company has had no revenues since inception. Consulting and other general and administrative expenses increased from $1,244,000 for the six months ended June 30, 1997 to $1,387,000 for the six months ended June 30, 1998. The increase is principally a result of a provision of $330,000 for penalties to holders of its 8% Convertible Debentures due November 27, 2000 and February 23, 2001 for failure by the Company to have the Registration Statement declared effective by the SEC by February 16, 1998. Further, the Company has incurred professional expenses related to developing the Company's Principal Technologies. This overall increase was partially offset by a decrease in consulting expenses attributable to a reduction in the number of consultants engaged by the Company during the period.

Research and development expenses increased in the six months ended June 30, 1998 to $561,000, from $271,000, for the six months ended June 30, 1997, principally attributable to $125,000 paid by Company to Professor Oleg L. Figovsky, Ph.D. in connection with the three technology purchase agreements, each dated January 1, 1998, between the Company and Professor Figovsky, and the purchase of technology from Israeli scientists in April of 1998 for $40,000, all of which were charged to research and development expenses during the six months ended June 30, 1998 (see Note 5 to the June 30, 1998 financial statements).

For the six months ended June 30, 1998 and the six months ended June 30, 1997, the Company incurred operating losses of $1,948,000 and $1,515,000, respectively. The losses are principally due to expenses incurred in the acquisition and development of its technologies, including an overall increase in general and administrative expenses.

Interest expenses and amortization of deferred and unearned finance costs increased from $1,492,000 for the six months ended June 30, 1997 to $3,479,000 for the six months ended June 30, 1998. This increase was attributable to an increase in the amount of debt outstanding and the amortization of the conversion discounts on the Convertible Debentures of $2,091,000 for the six months ended June 30, 1998. Furthermore, during the quarter ended June 30, 1998, the Company issued 500,000 shares of common stock to the unit holders of the bridge financing in connection with the Company's failure to have its S-1 Registration Statement declared effective by the Securities and Exchange Commission by April 1, 1998. The value assigned to the 500,000 shares was based on fair value and amounted to $531,249, all of which was charged to operations during the quarter ended June 30, 1998.

The Company expects to incur significant losses during 1998. The Company anticipates that any revenue recognized in 1998 will be substantially offset by expenses incurred by the Company in its efforts to commercialize, sell and market its Principal Technologies.

For the Three Months Ended June 30, 1998 Vs. the Three Months Ended June 30,
1997

Consulting and other general and administrative expenses increased from $600,000 for the three months ended June 30, 1997 to $606,000 for the three months ended June 30, 1998. The increase is principally a result of a provision of $180,000 for penalties to holders of its 8% Convertible Debentures due November 27, 2000 and February 23, 2001 for failure by the Company to have the Registration Statement declared effective by the SEC by February 16, 1998. Further, the Company has incurred increased professional expenses related to developing the Company's Principal Technologies. This overall increase was partially offset by a decrease in consulting expenses attributable to a reduction in the number of consultants engaged by the Company during the period.

Research and development expenses increased in the three months ended June 30, 1998 to $253,000, from $12,000, for the three months ended June 30, 1997, principally attributable to the acquisition of technology from Israeli scientists ($40,000) and continued research and development costs for its Principal Technologies.

For the three months ended June 30, 1998 and the three months ended June 30, 1997, the Company incurred operating losses of $859,000 and $612,000, respectively. The losses are principally due to expenses incurred in the acquisition and development of its technologies, including an overall increase in general and administrative expenses.

Interest expenses and amortization of deferred and unearned finance costs increased from $745,000 for the three months ended June 30, 1997 to $2,103,000 for the three months ended June 30, 1998. This increase was attributable to an increase in the amount of debt outstanding and the amortization of the conversion discounts of the Convertible Debentures totalling $1,036,000 for the three months ended June 30, 1998. Furthermore, during the quarter ended June 30, 1998, the Company issued 500,000 shares of common stock to the unit holders of the bridge financing in connection with the Company's failure to have its S-1 Registration Statement declared effective by the Securities and Exchange Commission by April 1, 1998. The value assigned to the 500,000 shares was based on fair value and amounted to $531,249, all of which was charged to operations during the quarter ended June 30, 1998.

Liquidity and Capital Resources

The Company's principal sources of working capital from inception have been net proceeds of $842,000 from the offering of common stock under Rule 504 of Regulation D, shareholder advances aggregating $761,440, the bridge financing completed in December 1996 of $2,000,000, and from the private placement of $3,000,000 principal amount of 8% Convertible Debentures completed in November 1997, $3,000,000 principal amount of 8% Convertible Debentures completed in February 1998 and $1,000,000 principal amount of 8% Convertible Debentures completed in July of 1998.

In November 1997 and February 1998, the Company completed two private placements, each of $3,000,000 principal amount of its 8% Convertible Debentures due November 27, 2000 and February 23, 2001, respectively (the "Debentures"). In each such private placement, warrants (the "Warrants") to purchase up to 60,000 shares of common stock (the Debentures and Warrants, collectively, the "Securities", each offering of the Securities, a "Debenture Offering", and the offering of the Securities the "Debenture Offerings") were also issued. The Securities were offered and sold only to accredited investors as defined by Rule 501 of Regulation D under the Act, in reliance on an exemption from registration under Rule 506 of Regulation D.

The terms and conditions under which the Debentures may be converted into shares of the Company's common stock and the manner in which the Warrants may be exercised are set forth in the Company's Annual Report on Form 10-K.

During the six months ended June 30, 1998, the Company's principal source of cash was the February 1998 Debenture Offering from which it derived net proceeds of approximately $2,750,000 of this amount $2,000,000 was used to satisfy the Bridge Notes and $125,000 was applied to the acquisition of three technologies. The remaining funds were used for working capital. On July 20, 1998, the Company completed a private placement of $1,000,000 principal amount of 8% Convertible Debentures due July 20, 2001. See Note 7 to the June 30, 1998 financial statements for a further discussion of the terms of this financing.

The Company has agreed to fund the commercialization of certain technologies developed in the former Soviet Union by scientists and researchers at Kurchatov, other institutes associated therewith, and EAPS, collectively the "Scientists". Kurchatov will provide the materials, facilities and personnel to complete the necessary work to commercialize such technologies. The Company also has agreed to provide funding in connection with the marketing and sale of three of its Principal Technologies. Total planned expenditures under these programs, including related general and administrative expenses, are expected to approximate $1,000,000 during fiscal year 1998, of which $561,000 was incurred through June 30, 1998. The Company's principal source of funding for these expenditures during fiscal year 1998 will be the remaining proceeds of the Debenture Offerings.

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

The Company had a working capital deficiency and stockholders' deficiency of $1,460,000 and $7,327,000, respectively, as of June 30, 1998.

27       Financial Data Schedule (2)

         (b)      Reports on Form 8-K

                  Executive changes.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 14, 1998


                                          EUROTECH, LTD.
                                          (Registrant)


                                          /s/ John McNeil Wilkie
                                          -------------------------------------
                                          President and Chief Financial Officer


-----------------------------
(2) Filed herewith