Form 10-Q
period 1998-09-30
EUROTECH LTD
filed 1998-11-17
CIK 1033030

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to _____________________.

Commission File Number 333-26673

                      -----------------------------------

                                 EUROTECH, LTD.
                                 --------------
        (Exact name of small business issuer as specified in its charter)

     District of Columbia                                   33-0662435
-------------------------------                          -------------------
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

                           Yes |X|             No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,399,822 shares of Common Stock, $0.00025 par value, were outstanding as of September 30, 1998.

Transitional Small Business Disclosure Forms (check one):

                           Yes |_|             No |X|

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                                INDEX TO FORM 10Q

                               SEPTEMBER 30, 1998

                                                                       Page Nos.
                                                                       ---------

PART I - FINANCIAL INFORMATION:

      ITEM I - FINANCIAL STATEMENTS

      BALANCE SHEETS                                                      F-1
            At December 31, 1997 and September 30, 1998

      STATEMENTS OF OPERATIONS                                            F-2
            For the Nine Months Ended September 30, 1997
            For the Nine Months Ended September 30, 1998
            For the Period from Inception (May 26, 1995) to
              September 30, 1998

      STATEMENTS OF OPERATIONS                                            F-3
            For the Three Months Ended September 30, 1997
            For the Three Months Ended September 30, 1998

      STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY                  F-4 - F-6
            For the Period from Inception (May 26, 1995) to
              December 31,
            1997 For the Nine Months Ended September 30, 1998

      STATEMENTS OF CASH FLOWS                                            F-7
            For the Nine Months Ended September 30, 1997
            For the Nine Months Ended September 30, 1998
            For the Period from Inception (May 26, 1995) to
              September 30, 1998

      NOTES TO FINANCIAL STATEMENTS                                   F-8 - F-15

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS
                                    (Note 2)
                                                                   At December 31,   At Sept. 30, 1998
                                                                        1997             (Unaudited)
                                                                    ------------        ------------
CURRENT ASSETS:
  Cash                                                              $    617,756        $    349,132
  Receivable from related parties                                          5,918               5,918
  Prepaid expenses and other current assets                               21,539              26,247
                                                                    ------------        ------------
      TOTAL CURRENT ASSETS                                               645,213             381,297

PROPERTY AND EQUIPMENT - net of accumulated depreciation                  14,050              32,180

OTHER ASSETS:
  Organization and patent costs - net of accumulated amortization         28,651              27,103
  Deferred financing costs                                               261,178              14,861
  Other assets                                                             3,151               7,551
                                                                    ------------        ------------
      TOTAL ASSETS                                                  $    952,243        $    462,992
                                                                    ============        ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Notes payable                                                     $  2,000,000        $         --
  Accrued liabilities                                                    576,966           1,531,991
  Deferred revenue                                                       225,000             225,000
                                                                    ------------        ------------

      TOTAL CURRENT LIABILITIES                                        2,801,966           1,756,991

CONVERTIBLE DEBENTURES                                                 3,000,000           6,990,000

CONTINGENCIES AND OTHER MATTERS (Notes 1, 2, 5 and 6)

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $0.01 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                             --                  --
  Common stock - $0.00025 par value; 50,000,000 shares authorized;
     18,928,836 and 19,399,822 shares issued and outstanding at
     December 31,1997 and September 30, 1998, respectively                 4,732               4,849
  Additional paid-in capital                                          12,892,313          15,349,739
  Unearned financing costs                                            (1,315,317)           (285,000)
  Deficit accumulated during the development stage                   (16,431,451)        (23,353,587)
                                                                    ------------        ------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                  (4,849,723)         (8,283,999)
                                                                    ------------        ------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
          DEFICIENCY                                                $    952,243        $    462,992
                                                                    ============        ============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                       For the Period
                                               For the Nine Months Ended Sept. 30,     from Inception
                                               -----------------------------------    (May 26, 1995) to
                                                    1997                1998           Sept. 30, 1998
                                                ------------        ------------      ----------------
REVENUES                                        $         --        $         --        $         --
                                                ------------        ------------        ------------
OPERATING EXPENSES:
  Research and development                           276,186             875,416           3,265,930
  Consulting fees                                  1,085,705             589,133           3,735,708
  Other general and administrative expenses          730,615           1,182,433           3,026,212
                                                ------------        ------------        ------------
    TOTAL OPERATING EXPENSES                       2,092,506           2,646,982          10,027,850
                                                ------------        ------------        ------------
OPERATING LOSS                                    (2,092,506)         (2,646,982)        (10,027,850)
                                                ------------        ------------        ------------
OTHER EXPENSES:
  Interest expense                                   185,475             632,270             946,432
  Amortization of deferred and unearned
      financing costs                              3,419,018           3,642,884          12,379,305
                                                ------------        ------------        ------------
    TOTAL OTHER EXPENSES                           3,604,493           4,275,154          13,325,737
                                                ------------        ------------        ------------
NET LOSS                                        $ (5,696,999)       $ (6,922,136)       $(23,353,587)
                                                ============        ============        ============
NET LOSS PER COMMON SHARE                       $      (0.32)       $      (0.36)
                                                ============        ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       17,553,000          19,288,291
                                                ============        ============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          For the Three Months Ended Sept. 30,
                                                          ------------------------------------
                                                                  1997            1998
                                                              ------------    ------------
REVENUES                                                      $         --    $         --
                                                              ------------    ------------
OPERATING EXPENSES:
  Research and development                                           5,571         314,905
  Consulting fees                                                  432,821          83,786
  Other general and administrative expenses                        139,160         300,764
                                                              ------------    ------------
    TOTAL OPERATING EXPENSES                                       577,552         699,455
                                                              ------------    ------------
OPERATING LOSS                                                    (577,552)       (699,455)
                                                              ------------    ------------
OTHER EXPENSES:
  Interest expense                                                  64,096         202,550
  Amortization of deferred and unearned financing costs          2,048,006         593,223
                                                              ------------    ------------
    TOTAL OTHER EXPENSES                                         2,112,102         795,773
                                                              ------------    ------------
NET LOSS                                                      $ (2,689,654)   $ (1,495,228)
                                                              ============    ============
NET LOSS PER COMMON SHARE                                     $      (0.15)   $      (0.08)
                                                              ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                 17,827,000      19,371,206
                                                              ============    ============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1997
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                Common Stock     Additional                 Unearned
                                                 Date of    -------------------   Paid-in      Due from     Financing
Period Ended December 31, 1995:                Transaction    Shares     Amount   Capital    Stockholders     Costs
                                               -----------  ----------  -------  ----------  ------------  -----------
                                                                (1)

Founder shares issued ($0.00025 per share)       05/26/95    4,380,800  $ 1,095  $   (1,095) $        --   $        --
Issuance of stock for offering consulting fees
  ($0.0625 per share)                            08/31/95      440,000      110      27,390           --            --
Issuance of stock ($0.0625 and $0.25
  per share)                                      Various    4,080,000    1,020     523,980       (3,000)           --
Issuance of stock for license ($0.0625 per
  share)                                         08/31/95      600,000      150      37,350           --            --
Issuance of stock options for offering legal
  and consulting fees                                               --       --      75,000           --            --
Offering expenses                                                   --       --    (105,398)          --            --
Net loss                                                            --       --          --           --            --
                                                            ----------  -------  ----------  -----------   -----------
Balance - December 31, 1995                                  9,500,800    2,375     557,227       (3,000)           --

Year Ended December 31, 1996:

Issuance of stock ($0.25 per share)               Various    1,278,000      320     319,180           --            --
Exercise of stock options                        01/18/96      600,000      150          --           --            --
Issuance of stock for consulting fees
  ($0.34375 per share)                           03/22/96      160,000       40      54,960           --            --
Issuance of stock for consulting fees
  ($0.0625 per share)                            05/15/96    2,628,000      657     163,593           --            --
Issuance of stock for consulting fees
  ($0.590625 per share)                          06/19/96    1,500,000      375     885,563           --            --
Issuance of stock for consulting fees
  ($1.82 per share)                              11/12/96       57,036       14     104,275           --            --
Issuance of stock pursuant to bridge financing
  ($1.81325 per share)                              12/96    1,500,000      375   2,719,500           --    (2,719,875)
Amortization of unearned financing costs                            --       --          --           --       226,656
Repayment by stockholders                                           --       --          --        3,000            --
Net loss                                                            --       --          --           --            --
                                                            ----------  -------  ----------  -----------   -----------
Balance - December 31, 1996                                 17,223,836  $ 4,306  $4,804,298  $        --   $(2,493,219)
                                                            ==========  =======  ==========  ===========   ===========

                                                  Deficit
                                                Accumulated
                                                During the
                                                Development
Period Ended December 31, 1995:                    Stage         Total
                                                -----------   -----------
Founder shares issued ($0.00025 per share)      $        --   $        --
Issuance of stock for offering consulting fees
  ($0.0625 per share)                                    --        27,500
Issuance of stock ($0.0625 and $0.25
  per share)                                             --       522,000
Issuance of stock for license ($0.0625 per
  share)                                                 --        37,500
Issuance of stock options for offering legal
  and consulting fees                                    --        75,000
Offering expenses                                        --      (105,398)
Net loss                                           (513,226)     (513,226)
                                                -----------   -----------
Balance - December 31, 1995                        (513,226)       43,376

Year Ended December 31, 1996:

Issuance of stock ($0.25 per share)                      --       319,500
Exercise of stock options                                --           150
Issuance of stock for consulting fees
  ($0.34375 per share)                                   --        55,000
Issuance of stock for consulting fees
  ($0.0625 per share)                                    --       164,250
Issuance of stock for consulting fees
  ($0.590625 per share)                                  --       885,938
Issuance of stock for consulting fees
  ($1.82 per share)                                      --       104,289
Issuance of stock pursuant to bridge financing
  ($1.81325 per share)                                   --            --
Amortization of unearned financing costs                 --       226,656
Repayment by stockholders                                --         3,000
Net loss                                         (3,476,983)   (3,476,983)
                                                -----------   -----------
Balance - December 31, 1996                     $(3,990,209)  $(1,674,824)
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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1997
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                  Common Stock      Additional                 Unearned
                                                   Date of    -------------------    Paid-in      Due from     Financing
Year Ended December 31, 1997:                    Transaction    Shares     Amount    Capital    Stockholders     Costs
                                                 -----------  ----------  -------  -----------  ------------  -----------
                                                                 (1)

Balance - December 31, 1996                                   17,223,836  $ 4,306  $ 4,804,298  $         --  $(2,493,219)

Issuance of stock for consulting fees
  ($2.50 per share)                                 03/97         64,000       16      159,984            --           --
Issuance of stock for consulting fees
  ($5.45 per share)                                 06/97         39,000        9      212,540            --           --
Issuance of stock for consulting fees
  ($5.00 per share)                                 09/97         59,000       15      294,986            --           --
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                                 06/97        500,000      125    2,724,875            --   (2,725,000)
Value assigned to conversion feature of
  Convertible Debentures                            11/97             --       --    1,337,143            --   (1,337,143)
Value assigned to issuance of 127,500 warrants
  in consideration for interest and placement
  fees in connection with Convertible
  Debentures                                        11/97             --       --      284,480            --     (284,480)
Value assigned to issuance of 35,000 warrants
  to shareholder for consulting services            11/97             --       --       39,588            --      (39,588)
Value assigned to issuance of 364,000 warrants
  to shareholder as additional consideration
  for financing activities                          11/97             --       --      862,680            --     (862,680)
Issuance of stock for consulting fees
  ($4.00 per share)                                 12/97         43,000       11      171,989            --           --
Accrual of stock issued January 1998 pursuant
  to penalty provision of bridge financing
  ($2.00 per share)                                 12/97      1,000,000      250    1,999,750            --   (2,000,000)
Amortization of unearned financing costs                              --       --           --            --    8,426,793
Net loss                                                              --       --           --            --           --
                                                              ----------  -------  -----------  ------------  -----------
Balance - December 31, 1997                                   18,928,836  $ 4,732  $12,892,313  $         --  $(1,315,317)
                                                              ==========  =======  ===========  ============  ===========

                                                  Deficit
                                                Accumulated
                                                During the
                                                Development
Year Ended December 31, 1997:                      Stage          Total
                                                ------------   -----------
Balance - December 31, 1996                     $ (3,990,209)  $(1,674,824)

Issuance of stock for consulting fees
  ($2.50 per share)                                       --       160,000
Issuance of stock for consulting fees
  ($5.45 per share)                                       --       212,549
Issuance of stock for consulting fees
  ($5.00 per share)                                       --       295,001
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                                       --            --
Value assigned to conversion feature of
  Convertible Debentures                                  --            --
Value assigned to issuance of 127,500 warrants
  in consideration for interest and placement
  fees in connection with Convertible
  Debentures
Value assigned to issuance of 35,000 warrants             --            --
  to shareholder for consulting services
Value assigned to issuance of 364,000 warrants
  to shareholder as additional consideration
  for financing activities                                --            --
Issuance of stock for consulting fees
  ($4.00 per share)                                       --       172,000
Accrual of stock issued January 1998 pursuant
  to penalty provision of bridge financing
  ($2.00 per share)                                       --            --
Amortization of unearned financing costs                  --     8,426,793
Net loss                                         (12,441,242)  (12,441,242)
                                                ------------   -----------
Balance - December 31, 1997                     $(16,431,451)  $(4,849,723)
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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1997
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                  Common Stock      Additional                 Unearned
                                                   Date of    -------------------    Paid-in      Due from     Financing
Nine Months Ended September 30, 1998             Transaction    Shares     Amount    Capital    Stockholders     Costs
                                                 -----------  ----------  -------  -----------  ------------  -----------
                                                                 (1)

Balance - December 31, 1997                                   18,928,836  $ 4,732  $12,892,313  $         --  $(1,315,317)

Issuance of stock for consulting fees
  ($2.58 per share)                                 03/98         43,000       11      110,930            --           --
Value assigned to conversion feature of
  Convertible Debentures and 60,000 warrants
  issued as additional interest                     02/98             --       --    1,100,000            --   (1,100,000)
Issuance of stock pursuant to penalty
  provision of bridge financing
 ($1.0625 per share)                                04/98        500,000      125      531,124            --     (531,249)
Issuance of stock for consulting fees
  ($1.51 per share)                                 06/98        143,000       35      215,895            --           --
Cancellation of stock to consultant                 07/98       (375,000)     (94)     (93,656)           --           --
Issuance of stock for consulting fees
  ($0.85 per share)                                 09/98        126,617       32      107,503            --           --
Issuance of stock for conversion of debenture
  note payable ($0.32 per share)                    09/98         33,369        8       10,630            --           --
Value assigned to conversion feature of
  Convertible Debentures and 125,000 warrants
  issued as additional interest                     07/98             --       --      475,000            --     (475,000)
Amortization of unearned financing costs                              --       --           --            --    3,136,566
Net loss                                                              --       --           --            --           --
                                                              ----------  -------  -----------  ------------  -----------
Balance - September 30, 1998                                  19,399,822  $ 4,849  $15,349,739  $         --  $  (285,000)
                                                              ==========  =======  ===========  ============  ===========

                                                    Deficit
                                                  Accumulated
                                                  During the
                                                  Development
Nine Months Ended September 30, 1998                 Stage         Total
                                                 -------------  -----------


Balance - December 31, 1997                      $(16,431,451)  $(4,849,723)

Issuance of stock for consulting fees
  ($2.58 per share)                                        --       110,941
Value assigned to conversion feature of
  Convertible Debentures and 60,000 warrants
  issued as additional interest                            --            --
Issuance of stock pursuant to penalty
  provision of bridge financing
 ($1.0625 per share)                                       --            --
Issuance of stock for consulting fees
  ($1.51 per share)                                        --       215,930
Cancellation of stock to consultant                        --       (93,750)
Issuance of stock for consulting fees
  ($0.85 per share)                                        --       107,535
Issuance of stock for conversion of debenture
  note payable ($0.32 per share)                           --        10,638
Value assigned to conversion feature of
  Convertible Debentures and 125,000 warrants
  issued as additional interest                            --            --
Amortization of unearned financing costs                   --     3,136,566
Net loss                                           (6,922,136)   (6,922,136)
                                                 ------------   -----------
Balance - September 30, 1998                     $(23,353,587)  $(8,283,999)
                                                 ============   ===========

      (1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

      See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             For the Nine Months Ended     For the Period
                                                                                    September 30,          from Inception
                                                                            ---------------------------  (May 26, 1995) to
                                                                                1997           1998        Sept. 30, 1998
                                                                            ------------   ------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                $ (5,696,999)  $ (6,922,136)    $(23,353,587)
    Adjustments to reconcile net loss to net cash provided by (used
        in) operating activities:
          Depreciation and amortization                                            3,526          7,046           13,047
          Amortization of deferred and unearned financing costs                3,419,018      3,642,884       12,379,305
          Accrued interest                                                       185,475        632,907          632,907
          Stock issued for license                                                    --             --           37,500
          Consulting fees and other compensation satisfied by stock
              issuances                                                          677,550        340,656        2,389,683
          Cash provided by (used in) the change in assets and liabilities:
                (Decrease) increase in advances to related parties                84,000             --           (5,918)
                Increase in prepaid expenses                                      (1,327)        (4,708)         (26,247)
                Increase in other assets                                              --         (4,400)          (7,551)
                Increase in deferred revenue                                     225,000             --          225,000
                Increase in accrued liabilities                                  546,973        322,755          899,721
                                                                            ------------   ------------     ------------
        NET CASH USED IN OPERATING ACTIVITIES                                   (556,784)    (1,984,996)      (6,816,140)
                                                                            ------------   ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Organization and patent costs                                                 (5,162)            --          (31,358)
    Investment in joint venture                                                  (87,000)            --               --
    Capital expenditures                                                          (3,391)       (23,628)         (40,972)
                                                                            ------------   ------------     ------------
       NET CASH USED IN INVESTING ACTIVITIES                                     (95,553)       (23,628)         (72,330)
                                                                            ------------   ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock options                                           --             --              150
    Proceeds from issuance of common stock                                            --             --          841,500
    Offering costs                                                                    --             --           (2,898)
    Repayment by stockholders                                                         --             --            3,000
    Net proceeds from notes payable                                              193,140             --               --
    Proceeds from convertible debentures                                              --      4,000,000        7,000,000
    Proceeds from bridge notes                                                        --             --        2,000,000
    Repayment of bridge notes                                                         --     (2,000,000)      (2,000,000)
    Borrowings from stockholders                                                      --             --          561,140
    Repayment to stockholders                                                         --             --         (561,140)
    Deferred financing costs                                                      75,000       (260,000)        (604,150)
                                                                            ------------   ------------     ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                 268,140      1,740,000        7,237,602
                                                                            ------------   ------------     ------------
(DECREASE) INCREASE IN CASH                                                     (384,197)      (268,624)         349,132

CASH - BEGINNING                                                                 380,183        617,756               --
                                                                            ------------   ------------     ------------
CASH - ENDING                                                               $     (4,014)  $    349,132     $    349,132
                                                                            ============   ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest                                                                $         --   $     36,630     $    351,561
                                                                            ============   ============     ============
    Income taxes                                                            $         --   $         --     $         --
                                                                            ============   ============     ============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1998

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

NOTE 2 - BUSINESS AND CONTINUED OPERATIONS

            Eurotech, Ltd. (the "Company") was incorporated under the laws of the District of Columbia on May 26, 1995. The Company is a development-stage, technology transfer, holding and management company, formed to commercialize new, existing but previously unrecognized, and previously "classified" technologies, with a particular current emphasis on technologies developed by prominent research institutes and individual researchers in the former Soviet Union and in Israel, and to license those and other Western technologies for business and other commercial applications principally in Europe, Ukraine, Russia and North America. Since the Company's formation, it has acquired development and marketing rights to a number of technologies by purchase, assignments, and licensing arrangements. The Company intends to operate its business by licensing its technologies to end-users and through development and operating joint ventures and strategic alliances. To date, the Company has not generated any revenues from operations.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1998

NOTE 2 - BUSINESS AND CONTINUED OPERATIONS (Continued)

            The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has incurred losses from operations from inception. As of September 30, 1998, the Company has a stockholders' deficiency of $8,283,999, a working capital deficiency of $1,375,694 and an accumulated deficit since inception of $23,353,587. The Company requires additional funds to commercialize its technologies and continue research and development efforts. Until the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology, not yet completely developed, or that with respect to any technology that is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern.

            Since inception, the Company has financed its operations through sale of its securities, shareholder loans, a bridge financing totalling $2,000,000 completed in December of 1996, a Convertible Debenture financing of $3,000,000 completed in November of 1997 and a Convertible Debenture financing of $3,000,000 completed in February of 1998 and a Convertible Debenture financing of $1,000,000 completed July 20, 1998. Proceeds from the February 1998 Convertible Debenture financing were used to retire the $2,000,000 bridge notes. The Company is exploring additional sources of working capital, which include a private offering of common stock, private borrowings and joint ventures.

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

                               SEPTEMBER 30, 1998

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

                               SEPTEMBER 30, 1998

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1998

NOTE 4 - STOCKHOLDERS' DEFICIENCY

            Significant Common Stock Issuances During 1998

            During the quarter ended June 30, 1998, the Company issued 500,000 shares of common stock to the unit holders of the bridge financing in connection with the Company's failure to have its S-1 Registration Statement declared effective by the Securities and Exchange Commission by April 1, 1998. The value assigned to the 500,000 shares was based on fair value and amounted to $531,000, all of which was charged to operations during the quarter ended June 30, 1998.

            Earnings Per Share

            Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

            Warrants to purchase common stock                         1,551,500
            Convertible Debentures (assumed conversion at market
                value at November 12, 1998 and at largest discount)  22,190,476
            Options to purchase common stock                             75,000
                                                                     ----------
            Total as of September 30, 1998                           23,816,976
                                                                     ==========

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1998

NOTE 5 - TECHNOLOGY INVESTMENTS AND LICENSING AGREEMENT

            Technologies Acquired

            Pursuant to three Technology Purchase Agreements each dated January 1, 1998, the Company has acquired from Oleg L. Figovsky, Ph.D. , a consultant to the Company, all right, title and interest in and to the following three unpatented technologies developed by him, inclusive of future improvements thereto: (i) a group of related technologies, collectively known as "Interpenetrated Network Polymers" ("INPs"), (ii) "Liquid Ebonite Material" ("LEM") and (iii) "Rubber Concrete" ("RubCon") for purchase prices of $75,000, $15,000 and $35,000, respectively (each, a "Purchase Price"). Pursuant to each such Technology Purchase Agreement, during 15-year period commencing on January 1, 1998, the Company is obligated to pay to Dr. Figovsky royalties equal to 49% of the Company's net revenues from the sale or licensing of any products incorporating the applicable technology, subject to the Company's right to deduct from the first royalties payable under each agreement an aggregate sum equal to the Purchase Price paid thereunder. The Company has accounted for this technology license fee as acquired research and development and, in accordance with FASB Interpretation No. 4, has charged the license fee of $125,000 research and development expenses during the nine months ended September 30, 1998.

            In the quarter ended June 30, 1998, the Company acquired the rights to certain anticorrosive additives technology from Israeli scientists for a purchase price of $40,000. The Company has charged the $40,000 expenditure to research and development expenses during the quarter ended June 30, 1998.

            Investments in Israeli Technology Companies

            During 1997 and 1998, the Company agreed to acquire a 20% interest in seven separate Israeli technology, research and development companies ("incubators"). The Company's share of losses incurred by these companies has been accounted for on the equity basis and included in research and development expenses. The amount charged to research and development for 1997 approximated $102,000, which reduced the carrying value of the Company's investment in these four companies to $-0- at December 31, 1997.

            During the nine months ended September 30, 1998, an additional $110,000 was invested in these incubators. The amount charged to research and development expenses for the nine months ended September 30, 1998 approximated $110,000, which reduced the carrying value of the Company's investment in these seven companies to $-0-at September 30, 1998.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1998

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

                               SEPTEMBER 30, 1998

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

Overview

The Company, incorporated in May 1995, is a development stage, technology transfer, holding and management company formed to commercialize new, existing but previously unrecognized, and previously "classified" technologies, with a particular current emphasis on technologies developed by prominent research institutes and individual researchers in the former Soviet Union and in Israel, and to commercialize those and other Western technologies for business and other commercial applications principally in Europe, Ukraine, Russia and North America.

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

EKOR: Nuclear

The Company is pursuing the sale/licensing of its EKOR technology in Ukraine where Mr. Gulko, working as a consultant to the Company, recently met with Chernobyl authorities. While no contract has been signed, the Company remains optimistic that either EBRD and/or Ukraine government funding will become available for EKOR application in 1999.

In Germany, the Company is actively pursuing its initiative with a government owned public utility towards applying EKOR to several thousand barrels of stored nuclear waste. To this end, the Company has retained the services of Mr. Schneider, a Russian speaking German nuclear waste expert, to assist in this initiative.

EKOR: Non-nuclear

In light of recent FAA announcements, the Company has renewed contact with Boeing towards the possible application of EKOR in commercial aircraft. In 1996, EKOR passed a series of Boeing fire retardant tests. That initiative was not pursued as Boeing and the Company had other priorities at that time.

Other Technologies

In November 1998, the Company presented its nonisocyanate polyurethane ("NIPU") technology at the I.E.N.A. 1998 Conference in Nurenburg, Germany. Two gold medals were awarded to the Company for this technology.

Regarding Liquid Ebonite Mixtures (LEM), the Company is working under a letter of intent with a major Germany chemical company. Samples were delivered in October and November. It is the Company's intent to begin contract negotiations in January 1999.

The Company intends to operate its business by licensing its technologies to end-users and through development and operating joint-ventures and strategic alliances. To date, the Company has not generated any revenues from these operations.

Financial

The world financial situation, prompted by the Russian default and the fallout from the collapse of Long Term Capital, has effectively precluded the raising of additional funds from traditional sources for development stage technology companies. Towards conserving cash, Eurotech has temporarily ceased investing in new or additional technologies and has temporarily curtailed all but the highest priority marketing initiatives. It is not unlikely that further financial constraints will be required prior to raising additional funds.

Advisory Board

In October, an Advisory Board consisting of prominent individuals in the fields of science, finance and international business was formed to assist Eurotech's Board of Directors. Members include Dr. Hans Christian Roglin, Mr. William MacMillen, Mr. Pedro Matta, and Mr. Kurt Seifman.

The Company has not been profitable since inception and expects to incur substantial operating losses over the next twelve months. For the period from inception to September 30, 1998, the Company incurred a cumulative net loss of approximately $23,354,000. The Company expects that it will generate losses until at least such time as it can commercialize its technologies, if ever. No assurance can be given that any of the Company's technologies can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

Results of Operations

For the Nine Months Ended September 30, 1998 vs. the Nine Months Ended September 30, 1997

The Company has had no revenues since inception. Consulting expenses decreased from $1,086,000 for the nine months ended September 30, 1997 to $589,000 for the nine months ended September 30, 1998. The decrease in consulting expense is principally the result of the Company's reduction in the number of consultants engaged during the period and the reduction in consulting fees paid by issuances of common stock. Other general and administrative expenses increased from $730,000 for the nine months ended September 30, 1997 to $1,182,000 for the nine months ended September 30, 1998. The increase is principally a result of a provision of $330,000 for penalties to holders of its 8% Convertible Debentures due November 27, 2000 and February 23, 2001 for failure by the Company to have the Registration Statement declared effective by the SEC by February 16, 1998.

Research and development expenses increased in the nine months ended September 30, 1998 to $875,000, from $276,000, for the nine months ended September 30, 1997, principally attributable to $125,000 paid by the Company to Professor Oleg
L. Figovsky, Ph.D. in connection with the three technology purchase agreements, each dated January 1, 1998, between the Company and Professor Figovsky, and the purchase of technology from Israeli scientists in April of 1998 for $40,000, all of which were charged to research and development expenses during the nine months ended September 30, 1998 (see Note 5 to the September 30, 1998 financial statements). Further, the Company has increased its funding for development of its Principal Technologies. During the nine months ended September 30, 1998, development expenditures for the Israeli and Russian technology aggregated $612,000 and $193,150, respectively, exclusive of consulting fees reported under operating expenses.

For the nine months ended September 30, 1998 and the nine months ended September 30, 1997, the Company incurred operating losses of $2,647,000 and $2,093,000, respectively. The losses are principally due to expenses incurred in the acquisition and development of its technologies, financial charges and an overall increase in general and administrative expenses.

Interest expenses and amortization of deferred and unearned finance costs increased from $3,419,000 for the nine months ended September 30, 1997 to $3,643,000 for the nine months ended September 30, 1998. This increase was attributable to an increase in the amount of debt outstanding and the amortization of the conversion discounts on the Convertible Debentures of $2,605,000 for the nine months ended September 30, 1998. Furthermore, during the quarter ended June 30, 1998, the Company issued 500,000 shares of common stock to the unit holders of the bridge financing in connection with the Company's failure to have its S-1 Registration Statement declared effective by the Securities and Exchange Commission by April 1, 1998. The value assigned to the 500,000 shares was based on fair value and amounted to $531,249, all of which was charged to operations during the quarter ended June 30, 1998. The S-1 Registration Statement was declared effective in July 1998.

The Company expects to incur significant losses during 1998. The Company anticipates that any revenue recognized in 1998 will be substantially offset by expenses incurred by the Company in its efforts to commercialize, sell and market its Principal Technologies.

For the Three Months Ended September 30, 1998 Vs. the Three Months Ended September 30, 1997

Consulting expenses decreased from $433,000 for the three months ended September 30, 1997 to $84,000 for the three months ended September 30, 1998. The decrease in consulting expenses attributable to a reduction in the number of consultants engaged by the Company during the period and the reduction in consulting fees paid by issuances of common stock.

Research and development expenses increased in the three months ended September 30, 1998 to $315,000, from $6,000, for the three months ended September 30, 1997, principally attributable to continued development costs related to its Principal Technologies. During the three months ended September 30, 1998, expenditures for the Israeli and Russian technology aggregated $255,000 and $105,150, respectively, exclusive of consulting fees reported under operating expenses.

For the three months ended September 30, 1998 and the three months ended September 30, 1997, the Company incurred operating losses of $699,000 and $578,000, respectively. The losses are principally due to expenses incurred in the acquisition and development of its technologies, including an overall increase in general and administrative expenses.

Interest expenses and amortization of deferred and unearned finance costs decreased from $2,112,000 for the three months ended September 30, 1997 to $796,000 for the three months ended September 30, 1998. The overall decrease is attributable to the Company, during 1997, issuance of shares of common stock to the unit holders of the bridge financing in connection with the Company's failure to have its S-1 Registration Statement declared effective by the Securities and Exchange Commission. Accordingly, the Company recognized during the third quarter of 1997 approximately $2,041,000 of additional amortization related to the issuance of said shares. Interest expense has increased from $64,000 for the three months ended September 30, 1997 to $203,000 for the three months ended September 30, 1998. The increase in interest expense is principally attributable to an increase in long-term debt discussed below.

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

The terms and conditions under which the Debentures may be converted into shares of the Company's common stock and the manner in which the Warrants may be exercised were set forth in the Company's Annual Report on Form 10-K (see Note 3 to financial statements).

During the nine months ended September 30, 1998, the Company's principal source of cash was the February 1998 and July 1998 Debenture Offerings (Note 3) from which it derived net proceeds of approximately $3,750,000. Of this amount, $2,000,000 was used to satisfy the Bridge Notes and $125,000 was applied to the acquisition of three technologies and the remaining funds are being used for working capital.

The Company has agreed in principle to fund the commercialization of certain technologies developed in the former Soviet Union by scientists and researchers at Kurchatov, other institutes associated therewith, and EAPS, collectively the "Scientists". Kurchatov will provide the materials, facilities and personnel to complete the necessary work to commercialize such technologies. The Company also has agreed in principle to provide funding in connection with the marketing and sale of three of its Principal Technologies. Total planned expenditures under these programs are expected to approximate $1,200,000 during fiscal year 1998, of which $875,000 was incurred through September 30, 1998. The Company's principal source of funding for these expenditures during fiscal year 1998 will be the remaining proceeds of the Debenture Offerings, which approximated $215,000 as of October 31, 1998.

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

The Company had a working capital deficiency and stockholders' deficiency of $1,719,000 and $8,284,000, respectively, as of September 30, 1998.

Year 2000 Compliance

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which revises the accounting for software development costs and will require the capitalization of certain costs. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. The computing portfolio was identified and an initial assessment has been completed. The cost of achieving Year 2000 compliance will not have a material impact on the accompanying financial statements.

Impact of Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 130, "Comprehensive Income" (SFAS 130), was issued in June 1997. SFAS 130 becomes effective for the Company's fiscal year 1999 and requires reclassification of earlier financial statements for comparative purposes. SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of certain items, foreign currency translation adjustments and gains and losses on certain securities, be shown in a financial statement SFAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The Company believes that the adoption of SFAS 130 will not have a material effect on the consolidated financial statements.

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), was issued in June 1997. SFAS 131 becomes effective for the Company's fiscal year 1999 and requires restatement of disclosures for earlier periods presented for comparative purposes. This new standard requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and how it measures segment performance. SFAS 131 requires companies to disclose a measure of segment profit or loss, segment assets, and reconciliations to consolidated totals. It also requires entity-wide disclosures about a company's products and services, its major customers and the material countries in which it holds assets and reports revenues. The Company believes that the adoption of SFAS 131 will not have a material effect on the consolidated financial statements.

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"), was issued in February 1998. SFAS 132 becomes effective for 1999 and requires restatement of disclosures for earlier periods presented for comparative purposes. SFAS 132 revises employers' disclosure about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, but rather standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate analysis, and eliminates certain disclosures that are no longer useful. The Company believes that the adoption of SFAS 132 will not have a material effect on the consolidated financial statements.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 1998

                                           EUROTECH, LTD.
                                           (Registrant)


                                           /s/ John McNeil Wilkie

                                           /s/ John McNeil Wilkie
                                           -------------------------------------
                                           President and Chief Financial Officer

------------------
(2) Filed herewith

                          PART II -- OTHER INFORMATION.

Item 1. Legal Proceedings.

            There have been no material legal proceedings to which the Company is a party which have not been disclosed in previous filings with the Securities and Exchange Commission. There are no material developments to be reported in any previously reported legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

            Not applicable.

Item 3. Defaults Upon Senior Securities.

            Not applicable.

Item. 4. Submission of Matters to a Vote of Security Holders.

            Not applicable.

Item 5. Other Information.

            On July 20, 1998 Eurotech, Ltd. (the "Company") sold to JNC Strategy Fund Ltd. 8% Convertible Debentures (the "Debentures") in the principal amount of $1,000,000 (the sale of the Debentures and certain other material information relating to the transaction was reported by the Company in a Current Report on Form 8-K filed with the SEC on August 25, 1998 which included as exhibits all of the agreements executed by the Company in connection with that transaction including the agreement governing the sale and purchase of the Debentures, the Debenture and the registration rights agreement relating to the shares of common stock issuable upon conversion of the Debentures). Pursuant to the terms of the various agreements executed by the Company in connection with the sale of the Debentures, the Company agreed to file a registration statement with the SEC covering the shares of common stock issuable upon the conversion of the Debentures by August 3, 1998. The Company agreed that this registration statement would be declared effective by the SEC by October 3, 1998. These agreements also obligated the Company to file an amendment the Company's registration statement on Form S-1 declared effective by the SEC on June 18, 1998 which covered shares of common stock registered in behalf of certain selling shareholders of the Company and shares of common stock issuable upon the conversion of $6 million of principal amount of 8% Convertible Debentures issued by the Company during November 1997 and February 1998. The Company agreed to file the amendment to such registration statement in order to include information about the $1 million financing completed on July 20, 1998 and changes to the $6,000,000 of 8% Convertible Debentures issued by the Company prior to the sale of the

            Debentures on July 20, 1998. The agreements governing the sale of the Debentures granted to the holders of the Debentures and the holders of the debentures issued during November 1997 and February 1998 the right to compel the Company to make such filings on the dates agreed upon by the Company. As of the date hereof, the Company has not filed the registration statement covering the shares of common stock issuable upon conversion of the Debentures nor has it filed the amendment to its the registration statement declared effective by the SEC on June 18, 1998.

            Pursuant to the terms of the Debentures, the Company's failure to file the registration statement covering the shares of common stock issuable upon conversion of the Debentures by September 3, 1998 (forty five (45) days from the closing of the sale of the Debentures) gave rise to liquidated damages in favor of the holders of the Debentures equal to one percent (1%) of the aggregate principal amount of Debentures then outstanding. In addition, the Company is liable for liquidated damages of a like amount on the first day of each month thereafter until the registration statement covering the shares of common stock issuable upon conversion of the Debentures was filed. Also pursuant to the terms of the Debentures, the failure of the Company to have the registration statement covering the shares of common stock issuable upon conversion of the Debentures declared effective by the SEC on or before October 19, 1998 (ninety (90) days from the closing of the sale of the Debentures) would give rise to liquidated damages in favor of the holders of the Debentures in an amount equal to one percent (1%) of the aggregate principal amount of Debentures then outstanding. In addition, the Company is liable for liquidated damages in favor of the holders of the Debentures of a like amount on the first day of each month thereafter until the registration statement covering the shares of common stock was declared effective by the SEC. As of the date hereof, the Company owes liquidated damages to the holders of the Debentures in the total amount of $20,000 for the two separate defaults under the Debentures, which sum has been accrued by the Company. The Company is in negotiations with its SEC counsel towards effecting the required filings.

Item 6. Exhibits and Reports on Form 8-K.

            (a) Exhibits.

                  Not applicable.

            (b) Reports on Form 8-K.

            On August 25, 1998, the Company filed a Current Report on Form 8-K to disclose certain material information relating to the sale of $1,000,000 of 8% Convertible Debentures by the Company and to amendments to the documents governing the sale of $6,000,000 of 8% Convertible Debentures issued during November 1997 and February 1998. The filing included the following exhibits:

            1. Debenture Purchase Agreement between the registrant and JNC Strategy Fund Ltd. dated July 20, 1998.

            2.    8% Convertible Debenture #1 dated July 20, 1998.

            3.    8% Convertible Debenture #2 dated July 20, 1998.

            4.    Warrant dated July 20, 1998.

            5. Registration Rights Agreement between the registrant and JNC Strategy Fund Ltd. dated July 20, 1998.

            6.    Amended and revised Debenture #1 dated February 23, 1998.

            7.    Amended and revised Debenture #2 dated February 23, 1998.

            8.    Amended and revised Debenture #13 dated November 27, 1997.

            9.    Amended and revised Debenture #14 dated November 27, 1997.

Item 27. Financial Data Schedule (2)