Form 10-K405
period 1998-12-31
EUROTECH LTD
filed 1999-04-15
CIK 1033030

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from to          .

                           Commission file number 000-22129

                                 EUROTECH, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DISTRICT OF COLUMBIA                           33-0662435

   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


                             1216 16th Street, N.W.
                             Washington, D.C. 20036

          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (202) 466-5448

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                                  WHICH REGISTERED

Common Stock, $0.00025 par value                                 N/A

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

--------------------------------------------------------------------------------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |X|

      As of March 31, 1999 the Registrant had 22,238,065 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Not Applicable.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1.  BUSINESS........................................................     1
ITEM 2.  DESCRIPTION OF PROPERTY.........................................     9
ITEM 3.  LEGAL PROCEEDINGS...............................................    10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............    10

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.............................................    11
ITEM 6.  SELECTED FINANCIAL DATA.........................................    15
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............................    17
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................    21
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.............................    21

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............    21
ITEM 11. EXECUTIVE COMPENSATION..........................................    23
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT..................................................    25
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................    25

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS
         ON FORM 8-K.....................................................    28

                                     PART I

Item 1. Business

General

      Eurotech, Ltd. (the "Company" or "Registrant") was incorporated in May, 1995 under the laws of the District of Columbia. The Company is a development stage, technology transfer, holding, marketing and management company formed to commercialize new, existing but previously unrecognized, and previously "classified" technologies, with a particular current emphasis on technologies developed by prominent research institutes and individual researchers in the former Soviet Union and Israel. The Company intends to commercialize those and other technologies principally in Western and Central Europe, Ukraine, Russia, and North America.

      Until recently, the Company had been principally engaged in identifying, monitoring, reviewing and assessing technologies for their commercial applicability and potential, and in acquiring selected technologies by equity investment, purchase, assignment and licensing arrangements. Although the Company intends to seek to continue identifying, monitoring, reviewing and assessing new technologies, its primary emphasis will be focused on commercializing four of its present technologies ("Principal Technologies"). The Company's Principal Technologies are: (i) Silicon compound technology ("EKOR") (a silicon based elastomer which may be used to contain radioactive dust and waste materials); (ii) Hybrid Non-isocyanate Polyurethane ("HNIPU") (a modified polyurethane that does not contain the toxic isocyanates used in the production of conventional polyurethane); (iii) Liquid Ebonite Material ("LEM") (a synthetic liquid rubber); and (iv) Rubber Concrete ("Rubcon") (a rubber based concrete).

      The Company believes that the Principal Technologies are ready for commercialization and marketing. To that end, the Company has decided to devote its business activities and resources principally to the marketing of the Principal Technologies. The Company recently has initiated a marketing program for the Principal Technologies, and also has initiated discussions with a number of prominent, potential users of the technologies, with a view towards the future negotiation and execution of licensing and/or joint venture marketing and sales agreements. To date, the Company has not generated any revenues from these operations nor has it entered into any definitive agreements related to the Principal Technologies.

Acquisition of Israeli Technologies

Incubator Technologies

      The Company has informally agreed in principle with three Israeli technology companies: (i) the Technion Entrepreneurial Incubator Co., Ltd. ("TEI"), (ii) the Ofek Le-Oleh Foundation ("Ofek") and (iii) the Incubator for Technological Entrepreneurship-Kiryat Weizmann, Ltd. ("Weizmann") (collectively, the "Incubators"), to participate in certain technology research and development projects sponsored by each Incubator. Pursuant to such informal arrangements, the Company would provide 15%-20% of the financing required for, and would receive a 20% equity interest in, research and development projects selected by the Company and such Israeli corporations as are formed for the purpose of owning, developing and commercializing the technologies resulting from those selected projects (each, an "Israeli Technology Company"). In furtherance of this, the Company has opened an office at the premises of TEI in Haifa, Israel. See "Description of Property." The Company has not entered into a written agreement with any of the Incubators memorializing any such agreement in principal, and the only written agreements between the Company and any Incubator are those disclosed herein in connection with Chemonol, Ltd. ("Chemonol"), Separator, Ltd. ("Separator"), Remptech, Ltd. ("Remptech"), and Comsyntech, Ltd. ("Comsyntech"), each of which is an Israeli corporation. None of the Incubators are legally obligated to enter into any further such agreements with the Company, and as a result there is no assurance that the Company will be able to invest in or acquire any additional Incubator-sponsored technologies.

      Pursuant to agreements with each of Chemonol, Ofek and Weizmann, the Company has invested in four Israel Technology Companies: (i) Chemonol, which has developed materials and processes for manufacturing non-isocyanate polyurethane industrial coatings (see "Business -- Principal Technologies -- Hybrid Non-isocyanate Polyurethane"); (ii) Separator, which is developing a process for the electromagnetic separation and production of high temperature superconductive metallic powders; (iii) Remptech, which is developing processes for the production of extra-fine cobalt and nickel powders; and, (iv) Comsyntech, which is developing a process for the continuous combustion synthesis of ceramic, composite and intermetallic powders. See "Business-Other Technologies." Under those agreements the Company has received 20% of each Israeli Technology Company's common equity, in exchange for its investment of U.S. $60,000 in each such corporation. In connection with these investments, the Company also has obtained: (i) options to purchase Ofek's 20% common equity interest in each of Remptech and Comsyntech, each of which is exercisable for a period of 90 days commencing on November 6, 1999 at an exercise price to be established by the parties; (ii) options to acquire from the holders of a majority of the outstanding common equity (the "Principal Shareholders") of each of Chemonol, Separator, Remptech and Comsyntech an additional 31% of each corporation's common equity, which are exercisable for a period of 6 months commencing on May 4, 1998 in the case of Chemonol, 12 months commencing on September 4, 1998 in the case of Separator, and 12 months commencing on May 6, 1998 in the cases of Remptech and Comsyntech, each at an exercise price of U.S.$93,000, and (iii) the perpetual right to direct the voting of the common equity of the Principal Shareholders' of each company, giving the Company voting control in each case. There is no assurance that when such options become exercisable the Company will have sufficient funds to exercise any of them.

      On January 20, 1999, the Company entered into an agreement with Chemonol to invest US$300,000 in exchange for an additional 16% of Chemonol's common equity. The agreement provides for the Company to make four equal payments of $75,000 March 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. Upon
completion, the Company will own 36% of Chemonol's common equity.

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

Technologies Acquired from Prof. Oleg L. Figovsky

      Pursuant to three Technology Purchase Agreements, each dated January 1, 1998, the Company has acquired from Oleg L. Figovsky, Ph.D. ("Prof. Figovsky") (who is a consultant to the Company) all right, title and interest in and to the following three technologies developed by him, inclusive of future improvements thereto: (i) a group of related technologies collectively known as "Interpenetrated Network Polymers" ("INPs"), (ii) Liquid Ebonite Material and
(iii) RubCon for purchase prices of $75,000, $15,000 and $35,000, respectively (each, a "Purchase Price"). Pursuant to each such Technology Purchase Agreement, during the 15-year period commencing on January 1, 1998, the Company is also obligated to pay to Prof. Figovsky royalties equal to 49% of the Company's net revenues from the sales or licensing of any products incorporating the applicable technology, subject to the Company's right to deduct from the first royalties otherwise payable under each agreement an aggregate sum equal to the Purchase Price paid thereunder. The Company has prepared and filed patent applications for these technologies in the U.S., Canada, China, Korea, Russia, Ukraine, Germany, Japan and the countries of the European Patent Agreement.

      The Company believes that two of these technologies, RubCon and LEM, are ready for commercialization, and has included them in the Principle Technologies which the Company intends to be the focus of its marketing program.

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

Principal Technologies

I. Silicon (EKOR) Compound. Pursuant to agreements variously among the Company, the Ukrainian State Construction Company, ("Ukrstroj"), I.V. Kurchatov Institute ("Kurchatov") and the Euro-Asian Physical Society ("EAPS"), the Company has provided financing for and has successfully completed demonstration testing of its proprietary silicon (EKOR) compound technology for the purpose of remediating the severe radioactive contamination problems that persist from the 1986 explosion of the Chernobyl Nuclear Power Plant ("ChNPP") Reactor 4 in Chernobyl, Ukraine. The Company believes its EKOR compound technology is the most effective existing technology and material for containing and facilitating the disposal of radioactive dust and waste materials.

      The Company's EKOR compound technology was jointly developed by scientists at Kurchatov in Moscow and members of EAPS for the conservation and containment of ecologically hazardous radioactive materials. The EKOR compound is based on radiation-resistant compounds produced from silicon elastomers. Kurchatov is a pre-eminent physics and scientific research institute, which in the former Soviet Union enjoyed a position of prestige, sophistication and importance roughly equivalent to that of the Lawrence-Livermore National Laboratory in the United States. EAPS is a professional society of over 5,000 scientists, physicists, and engineers in the former Soviet Union. Until August 1, 2014, the Company is the exclusive licensee of all right, title and interest (inclusive of all patent and other intellectual property rights) in and to the EKOR technology in Canada, China, Japan, the Republic of Korea, the United States of America, Ukraine, and all member countries of the European Patent Agreement. See "Certain Transactions - Silicon (EKOR) Compound." On March 23, 1999, EAPS was issued a patent on the process for manufacturing its EKOR compound from the U.S. Patent and Trademark Office, Patent No. 5,886,060.

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

      As a silicon-based elastomer, the EKOR compound has adhesive properties that allow it to stick to a wide variety of surfaces and materials. When applied, the EKOR compound surrounds and "glues down" nuclear debris ranging from fine dust to broken fuel rods, and in combination with its fire-resistant and water-proof properties, prevents such debris from migrating by water or as air-borne particles. The EKOR compound can be applied by a number of methods, but most generally will be sprayed onto contaminated areas using a hose and nozzle arrangement. The foaming rate and curing time for the EKOR compound can be varied, thereby allowing it to penetrate cracks and crevices before curing, and providing a seal against the transport of radioactive particles and water-soluble radionuclides. The application of the EKOR compound to nuclear accident sites would constitute an interim containment measure, pending the removal and permanent storage or other disposal of the radioactive contaminants.

      The Company expects that one of the first commercial uses of its EKOR compound technology will be to contain and stabilize the extensive radioactive debris and dust that continues to accumulate and contaminate the environment at ChNPP Reactor 4 in the Ukraine, the site of a disastrous explosion and near-reactor core meltdown in 1986, and to help structurally support the concrete and steel "sarcophagus" that was built over Reactor 4 as an interim containment measure. The rapid deterioration of the "sarcophagus," caused by the intense radiation persisting at Reactor 4, has occasioned international concern that without the implementation of effective site containment measures, a second nuclear disaster and possible meltdown may occur. To this end, the G-8 group of industrialized nations (the United States, United Kingdom, Italy, France, Canada, Japan, Germany and Russia) has pledged up to U.S. $3.1 billion to assist in a multi-step project of remediating and closing the plant, with approximately U.S. $300 million budgeted for the project's first containment and site stabilization phase. Pursuant to an agreement with Kurchatov Research Holdings, Ltd. ("KRH"), a Delaware corporation principally owned by ERBC Holdings, Limited, a British Virgin Islands corporation ("ERBC"), and CIS Development, Inc., a Delaware corporation ("CIS"), 50% of the net profits (after deducting development costs and related expenses attributable to EKOR) derived from the sale or licensing of the EKOR compound will be retained by the Company, and 50% will be remitted to KRH. Peter Gulko, formerly a director of and presently a consultant to the Company, is the sole record owner of CIS. The KRH shares owned of record by CIS are being held for the benefit of EAPS which, in turn, is acting as representative of individual scientists, researchers and academics who are affiliated with Kurchatov and EAPS. One present employee and one former business representative of ERBC are beneficial owners of shares of the Company's Common Stock, and Kurt Seifman, the chief executive officer and sole shareholder of ERBC, is the beneficial owner of less than 1/4 of 1% of the Company's outstanding Common Stock. From June 1997 until February 13, 1998, Dr. Randolph Graves (who served as a director, chairman and Chief Executive Officer of the Company until January 23, 1998) served as a director and Secretary of KRH. During the period June 1997 through January 23, 1998, the Company did not enter into any material agreements or commitments with KRH.

      Based on the properties demonstrated by the EKOR compound, Ukrstroj (an industrial amalgamation of the State Committee of Ukraine on Atomic Energy), Kurchatov, the Ukrainian State Construction Company and the Company entered into a Memorandum of Intent (the "Chernobyl Memorandum of Intent") which acknowledged the successful completion of the laboratory development of EKOR compound for the purpose of its application to the radioactive contamination remediation of ChNPP Reactor 4, and pursuant to which the Company, Ukrstroj and EAPS entered into a co-operation Agreement whereby the Company has provided financing for demonstrating the technical and mechanical feasibility of applying the EKOR compound for ChNPP Reactor 4 remediation. In furtherance of the foregoing, Ukrstroj and ChNPP entered into an agreement (the "Ukrstroj- ChNPP Agreement") to conduct such demonstration testing of the EKOR compound as is necessary to ascertain the specification requirements for its application to the containment of ChNPP Reactor 4. The Ukrstroj-ChNPP Agreement also provides for the Company's participation in and financing of the EKOR demonstration test.

      On April 24, 1997, demonstration of equipment for synthesizing and applying the EKOR compound was successfully conducted for officials of ChNPP and Ukrstroj at the Sverdlosk Chimmash manufacturing facility in Ekaterinburg, Russia. Following this demonstration, the Company, the management of the ChNPP Reactor 4 Shelter Project, "Ukrstroj" and EAPS entered into a Joint Working Group Agreement for the purpose of preparing the industrial-scale equipment, machinery and other items that would be required to apply the EKOR compound at

Reactor 4, if as and when the EKOR compound is applied in connection with the remediation project. Such activities are presently expected to commence during the Company's fourth quarter of 1999. In connection therewith, the Company will construct industrial scale machinery for application of the EKOR compound at ChNPP Reactor 4, based on the application machinery successfully demonstrated on April 24, 1997. No assurance can be given that implementation of the EKOR application machinery at ChNPP Reactor 4 will not experience delays, or, regardless of when implementation commences, that the EKOR application machinery will be ready. The occurrence of substantial delays will adversely affect the Company's generation of near-term revenues. On June 30, 1998, the design specifications for the application machinery were finalized by Eurotech and EAPS. The use of such equipment has been approved by the management of the ChNPP Reactor's Shelter Project. Eurotech is prepared to commence application of its EKOR compound in connection with the ChNPP Reactor 4 remediation project. Such commencement remains subject to the selection of a general contractor for the project, the negotiation of satisfactory arrangments for the release of funds from EBRD to the general contractor and, in the case of the Company, its selection on a prime subcontractor by the general contractor.

      Coordination and management of the formal selection of contractors and technologies for studies relating to the ChNPP Reactor 4 remediation project has been delegated to the European Bank of Reconstruction and Development ("EBRD"). Contractors, as well as the technology to be used in connection with the remediation project will be determined on the basis of submitted bids, to be passed on by EBRD and management of the ChNPP. EBRD has appointed a consortium of Bechtel, Electricite de France and Batelle, a not for profit U.S. company which operates Pacific Northwest National Laboratories, a research entity located in the State of Washington and funded, in part, by the U.S. Department of Energy, to review the technical aspects and feasibility of the various proposals and bids received. It is presently expected that EBRD, through G-8 funds, will provide the financing for the actual remediation project. Additionally, ChNPP management is authorized to initiate further, independent studies. Management of the ChNPP Shelter Project has designated EKOR as a preferred technology for the remediation project.

      In addition to remediation of Reactor 4, the Company's near- and mid-term commercialization and marketing efforts relative to the EKOR compound principally are directed at nuclear waste remediation projects throughout the U.S., Europe and Japan. Separately from its contemplated ChNPP bid, the Company is bidding on U.S. nuclear waste transportation, containment, storage and burial projects utilizing the EKOR compound technology. The Company also has entered into an agreement with the Research Center Julich, a German governmental research institution, providing for [its assistance with certifying the EKOR compound for use in Germany. The Company has submitted a first-round demonstration bid on the U.S. Department of Energy's ("DoE") reactor decommissioning technology program at DoE's Hanford, Washington, reactor facility, utilizing the EKOR compound. Additionally, bids are presently being prepared for other DoE demonstration projects.

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

      On December 16, 1998, at the request of EAPS, the EKOR compound was officially approved by the Russian Authorities for use in voice recorders (known as "black boxes") which are contained in airplanes and record relevant in-flight voice and other in-flight data relative to the to aircraft and its performance. Approval was granted based on test reports compiled by the Russian authorities. EAPS is currently fabricating black boxes incorporating EKOR for delivery to the Russian governmental authorities.

II. Hybrid Non-isocyanate Polyurethane ("HNIPU"). HNIPU is a modified polyurethane that does not contain the toxic isocyanates contained in the production of conventional polyurethane, and has lower permeability and greater chemical resistance qualities as compared to conventional polyurethane. The Company believes that these advanced characteristics make HNIPU superior to conventional polyurethanes in connection with their use in a number of industrial application contexts such as manufacturing automotive bumpers, paints, plastics and truck beds; airplane and rocket sealants, interior components and seating; construction adhesives, coatings, flooring, glues and rooftops; industrial equipment and machinery; and consumer goods such as appliances, footwear, furniture and plastic products. HNIPU was developed by Chemonol. The Company purchased an additional 16% of Chemonol common equity, for a total ownership interest of 36%, with a view toward establishing its own research and production base in Israel for potential joint ventures for HNIPU. Pursuant to a voting agreement with the Company, Chemonol's Principal Shareholder has agreed to vote his common equity as directed by the Company. See "Business - Acquisition of Israeli Technologies - Incubator Technologies."

      In November 1998, the Company presented its HNIPU technology at the International Exhibition for Ideas, Inventions and New Products, ("IENA"), a conference held in Nurenberg, Germany. The Company was awarded the two highest awards by the IENA for its HNIPU technology.

      The Company is marketing and selling HNIPU through one or more license and/or joint venture agreements with major chemical companies in the United States, Europe and Japan. Several major chemical companies have requested, and have been supplied with samples of HNIPU for evaluation and application testing. The Company is currently in the final stages of discussions regarding HNIPU with several prospective business and joint venture partners; however no assurance can be given that all or any of them will result in an HNIPU license or joint venture agreement.

III. Liquid Ebonite Material ("LEM"). LEM is a synthetic liquid rubber with enhanced mechanical, permeability and anti-corrosive qualities as compared to conventional sheet rubber coverings. In laboratory testing, coverings made with LEM, as compared to conventional sheet rubber coverings, have displayed greater resistance to harsh chemicals such as acids, alkalis and benzene, and have been successfully applied to intricate and complex surfaces such as sieve meshing. Based on the physical and chemical properties of LEM, and on such tests, the Company believes that LEM coverings are capable of providing superior protection to small-diameter piping, and to the intricate parts of pumps, fans and centrifuge rotors. LEM can be applied to form surface coverings using standard coating techniques, including spraying and dipping.

      LEM was independently developed by Prof. Figovsky and was acquired by the Company pursuant to a Technology Purchase Agreement dated January 1, 1998, for a purchase price of $15,000, plus royalties equal to 49% of the Company's net revenues from sales or licenses of any products incorporating LEM, payable for a period of 15 years commencing on January 1, 1998. To date, the Company has not derived any such revenues and does not expect to derive any such revenues in 1999. Prof. Figovsky is a consultant to the Company. See "Business Acquisition of Israeli Technologies - Technologies Acquired from Prof. Oleg L. Figovsky."

IV. RubCon. "RubCon" is a technologically advanced, polymer-based, rubberized concrete that utilizes polybutadiene (a polymer derived from liquid rubber) as a binding material for the various aggregates that, together with binders, constitute concrete. In laboratory testing RubCon has exhibited high degrees of compression, bending and tensile strength, a high degree of water-resistance and a high degree of resistance to aggressive, corrosive chemicals as compared to conventional "cement" concrete. The Company believes that RubCon has significant potential utility in the manufacture of industrial flooring, equipment operating in aggressive chemical media such as galvanic and electrolysis "baths," foundations, concrete pipes and other underground structures, seismic reinforcement materials, and outdoor structures such as bridges that are routinely exposed to harsh weather, climatic and corrosive conditions.

      RubCon was independently developed by Prof. Figovsky, and was acquired by the Company pursuant to a Technology Purchase Agreement dated January 1, 1998, for a purchase price of $35,000, plus royalties equal to 49% of the Company's net revenues from sales or licenses of any products incorporating LEM, payable for a period of 15 years commencing on January 1, 1998. To date, the Company has not derived any such revenues and does not expect to derive any such revenues in 1999. See "Business - General - Acquisition of Israeli Technologies - Technologies Acquired from Prof. Oleg L. Figovsky."

      The Company currently anticipates that it will enter into discussions with one or more of four major chemical companies that presently are evaluating RubCon, with a view towards negotiating product purchase and/or license agreements. No assurance can be given that any of those or any other companies will determine that RubCon is suitable or economically viable for its business purposes, that the Company will enter into discussions or negotiations with any of those companies, or that, if entered into, they will result in product purchases or license agreements. See "Business - General," and "Management's Discussion and Analysis of Results of Operation and Financial Condition."

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

      The Company is the holder of 20% of Remptech's common equity and has options to purchase the 20% common equity interest in Remptech held by OFEK that is partially sponsoring Remptech's research and development activities, and an additional 31% of such common equity from Remptech's Principal Shareholders. Pursuant to a voting agreement with the Company, Remptech's Principal Shareholders have agreed to vote their common equity as directed by the Company. See "Business - Acquisition of Israeli Technologies - Incubator Technologies." There can be no assurance that such equity purchase options will be exercised, which will principally depend upon the results of further research and development activities and later expressions of commercial interest, if any, in the Powdered Metallurgy technology.

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

      Other technologies, including the telephone technology known as "CORO" are presently being evaluated by the Company. As the results of those evaluations are received, the Company will develop appropriate plans to commercialize those technologies.

      The Company is not a subsidiary of another corporation, entity or other person. The Company does not have any subsidiaries.

Employees

      The Company has two full-time employees and fourteen full-time consultants operating in the United States, Germany, Moscow and Israel.

      None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory and has not experienced any labor problems.

Competition and Marketing

      The near-term, primary markets for the Company's products and technologies are chemical manufacturing and radioactive contamination containment, remediation and transportation. The Company has limited experience in marketing its products and technologies and, other than in connection with the remediation of Reactor 4, intends to rely on licenses and joint ventures with major international chemical and other companies for the marketing and sale of its Principal Technologies. In the case of the EKOR compound, the Company has retained two consultants to market EKOR to the U.S. government and private companies. In contrast, other private and public sector companies and organizations have substantially greater financial and other resources and experience than the Company. Competition in the Company's business segments is typically based on product recognition and acceptance, price, and marketing and sales expertise and resources. Any one or more of the Company's competitors or other enterprises not presently known to the Company may develop technologies and/or products which are superior to the Company's, significantly underprice the Company's products and technologies, and/or more successfully market existing or new competing products and technologies. To that extent the Company's ability to compete could be materially and adversely affected.

Regulation

      The Company is not aware of any U.S. or foreign laws or regulations that govern the marketing, sale or use of any of its present technologies, other than U.S., Russian and Western European environmental safety laws and regulations pertaining to the containment and remediation of radioactive contamination and the toxicity of materials used in connection therewith (in the case of the EKOR compound). Based on the results of tests conducted at Kurchatov, the Company believes that the EKOR compound meets applicable U.S. and German regulatory standards. However, there can be no assurance that more stringent or different standards may not in the future be adopted or applied depending on EKOR's intended use, or that if adopted or applied, they will not materially increase the cost to the Company of licensing and using the EKOR compound, or prevent its use altogether. Moreover, there can be no assurance that any or all jurisdictions in which the Company presently or in the future conducts its business will not enact laws or adopt regulations which increase the cost of or prevent the Company from licensing its other technologies or otherwise doing business therein. Particularly in the cases of Russia and Ukraine, the enactment of such laws or the adoption of such regulations may have a presently unquantifiable, substantial adverse impact on the Company's financial condition, business and business prospects.

Intellectual Property

      Of the Company's present technologies, patent protection has been sought only for the EKOR compound material and the Re-sealable Container Systems. On March 23, 1999, EAPS received a patent on the process for the manufacture of the EKOR compound from the US Patent and Trademark Office, Patent No. 5,836,000. There can be no assurance that any of the Company's pending or future patent applications will be approved, that the Company will develop additional proprietary technology that is patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by third parties, that the patents of others will not have an adverse effect on the Company's ability to conduct its business or that one or more of the Company's technologies will not infringe on the patents of others. Furthermore, there can be no assurance that others will not independently develop similar or superior technologies, duplicate any of the Company's processes, or design around any technology that is patented by the Company. It is possible that the Company may need to acquire licenses to, or to contest the validity of, issued or pending patents of third parties relating to its products. There can be no assurance that any license acquired under such patents would be made available to the Company on acceptable terms, if at all, or that the Company would prevail in any such contest. In addition, the Company could incur substantial costs in defending itself in suits brought against the Company on its patents or in bringing patent suits against other parties.

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

Item 2. Description of Property

      The Company recently relocated its headquarters to 1216 16th Street, NW, Washington D.C. 20036 for which the Company pays monthly rent of $1,800. The Company believes that its current facilities are sufficient to meet its requirements.

      The Company also occupies office space at the premises of Technion Entrepreneurial Incubator, Ltd., in Haifa, Israel, on a month-to-month tenancy basis at the rate of $300 per month. Such office will be utilized by the Company for its contemplated, Israeli technology development and marketing activities. See "Business -- General."

Item 3. Legal Proceedings

      In December 1997, Raymond Dirks, Jessy Dirks, Robert Brisotti and David Morris filed an action in the Supreme Court for the State of New York, County of New York, against Eurotech Ltd. for breach of contract, seeking injunctive relief, specific performance and monetary damages of nearly $5 million (the "Dirks Litigation"). The Dirks Litigation arises from an agreement between Eurotech and National Securities Corporation ("National") relating to financial advisory services to be performed by National Securities Corporation, a broker/dealer with which the plaintiffs were affiliated and of which Raymond Dirks Research was a division. Eurotech granted National a warrant certificate for 470,000 shares at $1.00 per share (as adjusted to reflect the June 1, 1996, four-to-one forward split of the Company's Common Stock) as a retainer for general financial advisory services. In conjunction with the separation of the plaintiffs and Raymond Dirks Research from National Securities Corporation, National assigned a significant portion of the warrant certificate to the plaintiffs.

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

      Process was served upon Eurotech in late January 1998. Eurotech intends to defend vigorously, and believes that the plaintiffs' claims will be resolved favorably to the Company. In response to the Dirks Litigation, the Company has filed an appropriate response, including counterclaims relating thereto. If the Company were to be adjudged liable in the Dirks Litigation, the resolution of the litigation could have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Trading Market

      The Company's Common Stock trades on the NASD Electronic Bulletin Board market under the symbol EURO.

Number of Shareholders of Record

      As of March 31, 1999, the Company had appropriately 170 shareholders of record.

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

                                                      CLOSING BID                       CLOSING ASKED
                                                    HIGH              LOW             HIGH              LOW
                                                    ----              ---             ----              ---
                         1995

JULY 25 (First Available) THRU SEPT. 29              .718             .531             .781             .593
OCT. 2 THRU DEC. 29                                 1.000             .562            1.125              .75

                         1996

JAN. 2 THRU MAR. 29 (Excluding Jan. 8)              1.343            1.000            1.467            1.125
APR. 1 THRU JUNE 21                                 2.312             .625            2.406              .75
JUNE 24 THRU JUNE 28                                2.625            2.000            2.875            2.375
JULY 1 THRU SEPT. 30                                2.500            1.325            2.625          1.40625
OCT. 1 THRU DEC. 31                                 10.00           1.9325           10.250            2.062

                         1997

JAN. 2 THRU MAR. 31                                 12.25            5.625           12.500            6.000
APR. 1 THRU JUNE 30                                 9.625            4.000            9.750            4.250
JULY 1 THRU SEPT. 30                                6.875            5.000            7.125           5.1875
OCT. 1 THRU DEC. 31                                5.4375            1.875           5.5625           1.9375

                         1998

JAN. 2 THRU MAR. 31                                3.3125            2.000            3.375          2.18725
APR. 1 THRU JUN. 30                                 2.125            .9375            2.156            1.031
JULY 1 THRU SEPT. 30                                1.281             .375            1.406            .4375
OCT. 1 THRU DEC. 31                                  .875           .21875           .96875              .25

                        1999

JAN. 1 THRU MAR. 31                                 1.125              .32            1.156           .40625

      On June 1, 1996, the Company's Board of Directors authorized a four-for-one forward split of the then outstanding shares of the Company's Common Stock. All share and pre-share information contained in this Report have been re-stated adjusted to reflect such stock split.

Recent Sales of Unregistered Securities

      In June, 1996, the Company completed a private placement of 2,718,000 shares of its Common Stock for an aggregate offering price of $679,500. The shares were offered and sold in reliance on an exemption from registration pursuant to Rule 504 of Regulation D under the Securities Act of 1993 (the "Act") and only to accredited investors within the meaning of Rule 501 of the Regulation D under the Act. The proceeds of such offering have been used as follows:

           Purpose                                                 Amount
           -------                                                 ------
      Bonuses                                                     $ 20,000
      Accounting Fees                                             $ 22,000
      Technology development                                       637,500

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

      The proceeds of such offering have been used as follows:

           Purpose                                                 Amount
           -------                                                 ------
      Legal fees                                                  $120,000
      Accounting fees                                                5,000
      Consulting fees                                              350,000
      Repayment of loans                                           210,000
      Salaries                                                     100,000
      Technology development                                       915,000
      Reserved for working capital                                 300,000

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

           Purpose                                                 Amount
           -------                                                 ------
      Technology acquisition and development                    $1,000,000
      Interest on debt                                          $  678,000
      Working capital                                            1,000,000

      In February 1998, the Company completed a private placement of $3,000,000 principal amount of its 8% Convertible Debentures due February 23, 2001 (the "Debentures") and of Warrants to purchase up to 60,000 shares of the Company's Common Stock (the "Warrants") (the Debentures and the Warrants, collectively, the "Securities"). The Warrants were issued as additional consideration for the purchase of the Debentures. The Securities were offered and sold in reliance on an exemption from registration pursuant to Rule 506 under Regulation D under the Act, and only to "accredited investors" within the meaning of Rule 501 of Regulation D. See "Management's Discussion and Analysis of Results of Operation and Financial Condition - Liquidity and Capital Resources." The proceeds of such offering have been and will be used as follows:

           Purpose                                                 Amount
           -------                                                 ------
      Retirement of Debt                                        $1,000,000
      Working Capital                                           $  678,000

      In July 1998, the Company completed a private placement of $1,000,000 of its Convertible Debentures due July 20, 2001 and Warrants to purchase up to 125,000 and shares of the Company's Common Stock. The Warrants were issued as additional consideration for the purchaser of the Debentures. The Securities were offered and sold in reliance on an exception from registration pursuant to Rule 506 of Regulation D under the Act, and only to "accredited" investors within the meaning of Rule 501 of Regulation D. See "Management's Discussion and Analysis of Results of Operations and Financial Condition on Liquidity and Capital Resources." The proceeds of such offering have been and will be used as follows:

           Purpose                                                 Amount
           -------                                                 ------
      Working Capital                                             $975,000
      Legal and Accounting Fees                                   $ 25,000

      As part of the July, 1998 Convertible Debentures financing, the Company modified its prior Convertible Debenture agreements eliminating the conversion price "floor" attendant to the Debentures. Without the conversion price "floor", the Company is not able to determine the number of shares the Convertible Debenture may be converted into. Accordingly, there exists a possibility of substantial dilution to the shareholders of the Company upon conversion of all or any portion of the Convertible Debentures. For an illustration of the potential dilution effect upon conversion, see Note 10 to the Financial Statement.

Item 6. Selected Consolidated Financial Information

      The selected financial information set forth below is derived from the Company's financial statements and should be read in conjunction with the financial statements and related notes of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Form 10-K.

Statement of Operations Data: (2)

                                                    For the Period from              For the Year         For the Year
                                                    Inception  (May 26, 1995)          Ended                 Ended
                                                    to December 31, 1998          December 31, 1997     December 31, 1998
                                                    --------------------          -----------------     -----------------
EXPENSES                                                $                           $                      $
                                                        ------------                ------------           ------------
OPERATING EXPENSES:
  Research and development                                 3,430,105                   1,007,671              1,039,591
  Consulting fee                                           1,390,871                     553,295                293,323
  Compensatory element of stock issuance pursuant
  to consulting agreement                                  2,471,227                     839,550                422,200
  Other general and administrative expenses                3,106,933                   1,262,067              1,263,174
                                                        ------------                ------------           ------------
TOTAL OPERATING EXPENSES                                  10,399,156                   3,662,583              3,018,288
                                                        ------------                ------------           ------------
OPERATING LOSS                                          (10,399,156)                 (3,662,583)          $ (3,018,288)
                                                        ------------                ------------           ------------
OTHER EXPENSES:
  Interest expense                                      $    867,133                $    270,740          $     552,971
  Amortization of deferred and unearned financing
  costs                                                   12,979,305                   8,507,919              4,242,884
                                                        ------------                ------------           ------------
TOTAL OTHER EXPENSES:                                     13,846,438                   8,778,659           $  4,795,855
                                                        ------------                ------------           ------------
NET LOSS                                                $(24,245,594)               $(12,441,242)          $ (7,814,143)
                                                        ============                ============           ============
BASIC AND DILUTED LOSS PER SHARE                        $      (   )                $      (0.71)          $       (.40)
                                                        ============                ============           ============
WEIGHTED AVERAGE COMMON SHARES
USED IN BASIC AND DILUTED LOSS                                                        17,581,711             19,323,098
PER SHARE                                               ============                ============           ============


Balance Sheet Data:

                                                       1997            1998
                                                   ------------    ------------
Working Capital (deficit)                          $ (2,156,537)   $ (1,933,751)

Total assets                                       $    952,243    $     76,403

Total liabilities                                  $  5,801,966    $  8,911,809

Deficit accumulated during the development stage   $(16,431,451)   $(24,245,594)

Total stockholders' equity (deficiency)            $ (4,849,723)   $ (8,835,406)

----------
(2) Through December 31, 1998, and since that date, the Company has not derived any significant sales revenues.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

General

      The following is a discussion and analysis of the results of operations of the Company and should be read in conjunction with the financial statements and related notes contained in this Form 10-K.

      Certain information contained in this Form 10-K may contain forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to commercialize its technologies successfully, which will be dependent on business, financial and other factors beyond the Company's control, including, among others, market acceptance, ability to manufacture on a large scale basis and at feasible costs, together with all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of new products.

Overview

      The Company, incorporated in May 1995, is a development stage, technology transfer, holding, marketing and management company formed to commercialize new, existing but previously unrecognized, and previously "classified" technologies, with a particular current emphasis on technologies developed by prominent research institutes and individual researchers in the former Soviet Union and in Israel, and to commercialize those and other Western technologies for business and other commercial applications principally in Europe, Ukraine, Russia and North America.

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

      The Company intends to operate its business by licensing its technologies to end-users and through development and operating joint- ventures and strategic alliances. To date, the Company has not generated any revenues from these operations.

      The Company has not been profitable since inception and expects to incur substantial operating losses over the next twelve months. For the period from inception to December 31, 1998, the Company incurred a cumulative net loss of approximately $24,246,000. The Company expects that it will generate losses until at least such time as it can commercialize its technologies, if ever. No assurance can be given that any of the Company's technologies can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

Results of Operations

For the Year Ended December 31, 1998 vs. the Year Ended December 31, 1997

      The Company has had no revenues since inception. Consulting expenses decreased from $1,393,000 for the year ended December 31, 1997 to $716,000 for the year ended December 31, 1998. The decrease in consulting expense is principally the result of the Company's reduction in the number of consultants engaged during the period and the reduction in consulting fees paid by issuances of common stock. Other general and administrative expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1998 remained constant.

      Research and development expenses increased for the year ended December 31, 1998 to $1,040,000, from $1,008,000, for the year ended December 31, 1997, principally attributable to $187,500 paid by the Company to Professor Oleg L. Figovsky, Ph.D. in connection with the four technology purchase agreements, dated January 1, 1998 and April 1, 1998, and the purchase of technology from Israeli scientists in April of 1998 for $40,000, all of which were charged to research and development expenses during the year ended December 31, 1998 (see
Note 3 to the December 31, 1998 financial statements). Further, the Company has increased its funding for development of its Principal Technologies. During the year ended December 31, 1998, development expenditures for the Israeli and Russian technologies aggregated $408,000 and $510,000, respectively, exclusive of consulting fees reported under operating expenses.

      For the years ended December 31, 1998 and 1997, the Company incurred operating losses of $3,018,000 and $3,663,000, respectively. The losses are principally due to expenses incurred in the acquisition and development of its technologies, consulting costs, general and administrative expenses and the lack of revenues.

      Other expenses, consisting of interest expense and amortization of deferred and unearned finance costs, decreased from $8,779,000 for the year ended December 31, 1997 to $4,796,000 for the year ended December 31, 1998 although interest expense increased during this period. The increase in interest expense was attributable to an increase in the amount of debt outstanding. Amortization of deferred and unearned financing costs decreased from $8,508,000 for the year ended December 31, 1997 to $4,243,000 for the year ended December 31, 1998. The decrease in the amortization of deferred and unearned financing costs is principally attributable to the issuance of shares of common stock in 1997 valued at $4,725,000 to the unit holders of the bridge financing in connection with the Company's failure to have its S-1 Registration Statement declared effective by the Securities and Exchange Commission by April 1, 1998. The S-1 Registration Statement was declared effective by the Securities and Exchange Commission in July 1998.

      The Company expects to incur significant losses during 1999. The Company anticipates that any revenue recognized in 1999 will be substantially offset by expenses incurred by the Company in its efforts to commercialize, sell and market its Principal Technologies.

For the Year Ended December 31, 1997 vs. The Year Ended December 31, 1996:

      For the year ended December 31, 1997, consulting expenses decreased to $1,392,845 from $1,486,830 for the year ended December 31, 1996. Other general and administrative expense for the year ended December 31, 1997 increased to $1,262,067 from $547,447 for the year ended December 31, 1996 principally as a result of an increase of $469,000 in legal fees, recording a charge against operations of $75,000 in connection with the abandoned initial public offering, and a $90,000 increase in salaries from additions to staff, in the 1997 period, as compared to the 1996 period.

      Research and development expenses for the year ended December 31, 1997 decreased to $1,007,671 from $1,170,782 for the year ended December 31, 1996, attributable to the Company having completed the initial stages of research and development related to its EKOR compound technology.

      For the years ended December 31, 1997 and 1996, the Company incurred operating losses of $3,662,583 and $3,205,059, respectively. These losses are principally the result of expenses incurred in developing the Company's EKOR technology and the lack of revenues.

      Interest expense and amortization of deferred and unearned finance costs increased from $271,924 for the year ended December 31, 1996 to an aggregate of $8,778,659 for the year ended December 31, 1997 (of which $270,740 represents interest expense). This increase was attributable principally to $7,218,219 of financing costs, exclusive of interest expense, related to the issuance of 2,000,000 additional shares of common stock to holders of promissory notes issued in connection with a bridge financing completed in December 1996 as penalties in connection with such holders' registration rights, $367,128 of financing costs related to the issuance on November 27, 1997 of $3,000,000 principal amount of 8% Convertible Debentures, and $862,680 of financing costs related to the issuance of warrants to purchase 364,000 shares of common stock in repayment of certain shareholder loans.

Liquidity and Capital Resources

      The Company's principal sources of working capital from inception have been net proceeds of $842,000 from the offering of common stock under Rule 504 of Regulation D, shareholder advances aggregating $761,440, a bridge financing completed in December 1996 of $2,000,000, and from private placement of $3,000,000 principal amount of 8% Convertible Debentures completed in November 1997, due November 27, 2000, $3,000,000 principal amount of 8% Convertible Debentures completed in February 1998, due February 23, 2001, and $1,000,000 principal amount of 8% Convertible Debentures completed in July of 1998, due July 20, 2001.

      The Debentures may be converted into shares of the Company's common stock at beneficial conversion rates based on the timing of the conversion (see Note 11 to financial statements). During the year ended December 31, 1998, a debenture holder exercised the conversion right under the November 27, 1997 Convertible Debenture agreement and converted principal of $30,000 and accrued interest of $2,194 into 100,002 shares of the Company's common stock. Based on the bid price of the Company's common stock at December 31, 1998, the Debentures' principal could be converted into approximately 28 million shares of the Company's common stock.

      On January 6, 1999, the Company's Chairman and the majority convertible debt holder agreed to provide $500,000 on short-term financing to the Company, $450,000 of which was paid on January 6, 1999 and the balance of which has yet to be received. In exchange for this financing, the Company issued two secured promissory notes. Each secured promissory note bears interest at 8% per annum and is due January 6, 2000. The promissory notes are collateralized by the Company's intangible assets and can be exchanged for 8% Convertible Debentures under terms similar to the current outstanding debentures discussed in Note 11 to the Financial Statements.

      During the year ended December 31, 1998, the Company's principal source of cash was the February 1998 and July 1998 Debenture Offerings (Note 3 to the Financial Statements) from which it derived net proceeds of approximately $3,740,000. Of this amount, $2,000,000 was used to satisfy the Bridge Notes and $227,500 was applied to the acquisition of technologies and the remaining funds were being used for working capital.

      The Company has agreed in principal to fund the commercialization of certain technologies developed in the former Soviet Union by scientists and researchers at Kurchatov, other institutes associated therewith, and members of EAPS, collectively the "Scientists." Kurchatov will provide the materials, facilities and personnel to complete the necessary work to commercialize such technologies. The Company also has agreed in principle to provide funding in connection with the marketing and sale of three of its Principal Technologies. Total expenditures under these programs approximated $1,200,000 during 1998. The Company's principal source of funding for these expenditures during the fiscal year 1998 was the proceeds from the Debenture Offerings.

      During 1998, the Company paid $187,500 to Professor Oleg L. Figovsky, Ph.D. in connection with four technology purchase agreements, dated January 1, 1998 and April 1, 1998. In addition, during 1998, the Company purchased for $40,000 the rights to certain anticorrosive additive technology from Israeli scientists.

      On January 20, 1999, the Company entered into an agreement to invest $300,000 in exchange for an additional 16% interest in Chemonol, an Israeli research and development company. The agreement obligates the Company to make four equal payments of $75,000, commencing March 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. At the completion of the transaction, the Company will own 36% of Chemonol's common stock.

      The Company will require additional financing to continue to fund research and development efforts, operating costs and complete necessary work to commercialize its technologies. As the development of each technology is completed and the technology's commercial applications are identified, the Company will seek joint venture partners to fund any further capital expenditures, including the project financing. The Company is exploring additional sources of working capital, including further private sales of securities, joint ventures and licensing of technologies. During the first quarter of 1999, the Company relied on shareholder loans of $500,000 as its principal source of working capital. The report of the Company's independent certified public accountants contain an explanatory paragraph which expresses substantial doubt as to the Company's ability to continue as a going concern.

      No assurance can be given that the Company can successfully obtain any additional financing or, if obtained, that such funding will not cause dilution to shareholders of the Company. Further, no assurance can be given as to the completion of research and development and the successful marketing of the Company's technologies.

      The Company had a working capital deficiency and stockholders' deficiency of $1,934,000 and $8,835,000, respectively, as of December 31, 1998.

Year 2000 Compliance

      In March 1998, the AICPA issued SOP 98-01, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which revises the accounting for software development costs and will require the capitalization of certain costs. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. The computing portfolio was identified and an initial assessment has been completed. The cost of achieving Year 2000 compliance will not have a material impact on the accompanying financial statements.

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

      Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits ("SFAS 132"), was issued in February 1998. SFAS 132 becomes effective for 1999 and requires restatements of disclosures for earlier periods presented for comparative purposes. SFAS 132 revises employers' disclosure about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, but rather standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate analysis, and eliminates certain disclosures that are no longer useful. The Company believes that the adoption of SFAS 132 will not have a material effect on the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

      The report of independent auditors and consolidated financial statements are included in Part IV, Item 14 of this Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

      Set forth below for each Director and Officer is his name, age, the year in which he became a Director or Officer of the Company, his principal occupation during the last five years and any additional directorships in publicly-held companies.

Executive Officers and Directors

       Name                   Age       Position with the Company
       ----                   ---       -------------------------
Dr. David Wilkes              76   Chairman and Director

Dr. Randolph A. Graves, Jr.   60   Director

Frank Fawcett                 52   President and Chief Executive Officer

Hans-Joachim Skrobanek        48   Executive Vice President, European Operations

Chad Verdi                    32   Director

Dr. Wilkes founded his own flavor firm known as Globe Extracts in 1950, and served as the Company's President and Chief Executive Officer until its sale in 1989. He grew Globe from a single site and one employee to 300 employees with plants in the U.S. and South America. Globe Extracts specializes in creating natural and synthetic flavorings for many of the top twenty-five national and international food companies. Dr. Wilkes now serves as a consultant to the international food industry.

Dr. Wilkes is a major stockholder and operator of the New York Network TV Station WB-29 in Burlington, Vermont, a Warner Brothers affiliate. He is a Trustee of the Brookdale University Hospital and Medical Center in Brooklyn, New York and a Director of Schulman and Schachne Institute for Nursing and Rehabilitation, Inc. Dr. Wilkes is also a Trustee of the University of Rhode Island Foundation, a member of the advisory council at the School of Enviromental Sciences and Natural Resources, and one of only ten alumni elected to the Hall of Fame at the College of Natural Resources at the University of Rhode Island.

Dr. Wilkes holds distinguished honorary and elected positions including a Fellow of the Institute of Food Technologies, a member of the New York Academy of Science, a Fellow of the American Institute of Chemists, elected to and listed in Who's Who - Global Business Leaders, and is a member of the Society of Flavor Chemists.

Dr. Graves has over thirty years experience in managing scientic and engineering programs with a focus on technology development, validation and application. He was employed by NASA's Langley Research Center in a number of research and research management positions before moving to NASA Headquarters where he served as Director of Aerodynamics. He served on numerous managerial and technical panels/committees including the Aerodynamics Panel of the Workshop on Aeronautical Technology for the Year 2000 sponsored by the National Academy of Science's National Research Council, served as a member of the American Institute of Aeronautics and Astronautics Applied Aerodynamics Technical Committee, served as a member of the White House's Federal Coordinating Council on Science Engineering and Technology Subcommittee on High Performance Computing and was NASA's member of NATO's Advisory Group on Aerospace Research and Development Fluid Dynamics Panel where he also served as the Chairman of the Subcommittee on Computational Fluid Dynamics.

Dr. Graves founded Graves Technology, Inc. in 1991 to provide consulting services to the Aerospace Computing and Small Business communities. He applied for, received and completed a Grant from the Department of Energy on Technology Transfer. Dr. Graves has written or co-authored over sixty formal scientic and technical reports, articles and conference papers, written some three dozen technology identification reports for clients, written comprehensive in-depth reports on specialized topics for clients and developed, coordinated and prepared numerous business plans and investment overview documents for small business clients.

Dr. Graves has held positions in small start up companies and currently serves on the Business Advisory Board of Border Logic, Inc., a start up internet game development company. Dr. Graves is an Associate Fellow of the American Institute of Aeronautics and Astronautics, a member of the American Society of Mechanical Engineers, was the recipient of a Sican Fellowship at Stanford University's Graduate School of Business and is listed in Oxford's Who's Who - The Elite Registry of Extraordinary Professionals.

Mr. Fawcett has over twenty years experience in corporate program and project management in defense and private industries. His areas of expertise include logistics, strategic, planning, operations, materials management, national and international marketing research, analysis and intelligence. He was a co-founder of interactive Technologies, a consulting firm that provided assistance to companies desiring to enter the military/defense marketplace as prime contractors, interactive Technologies provided administrative, marketing and financial services to its clients.

Recently, Mr. Fawcett served as president of Isbre Holding Corporation which he founded to import water from Norway. During its first eighteen months of operation, Mr. Fawcett successfully guided the Company from start up to listing on the NASDAQ stock exchange in the U.S. and on the Oslo stock exchange in Norway. Under his leadership, the Company acquired the international distribution rights for three spring water products and one non-alcoholic beer.

As a Program Manager for Sanders Associates, Mr. Fawcett was associated with the acquisition, management and completion of numerous defense contracts and was responsible for the manufacture of flight line testers for the United States Air-Force. He successfully managed a $600 million procurement of Flight Line Testers by the U.S. Air Force (Program ANMUSM-64), which subsequently won the Secretary of Defense Superior Management Award. This system provided flight line check out and combat readiness of all electronic systems on aircraft such as the F-15, F-16, F-111 and B-52 and was successfully used in the Gulf War with Iraq.

Mr. Fawcett is a member of the American Production and Inventory Control Society and a member of the Materials Management Association.

Mr. Skrobanek is a former Director of EUROTECH and maintains an office in Berlin, Germany. Mr. Skrobanek holds a Bachelor of Commerce degree and has over twenty years experience in Banking, Trade-Financing, Barter-Trade, and Project Financing in Germany with emphasis on Eastern Europe and states of the Former Soviet Union. Formerly, Mr. Skrobanek was a manager at Dainier-Benz, spent 9 years as a Director with IVVKA AG (Affiliated with Quandt-Group/BMW), and 6 years as Managing Director of FBT-Finance by Trade GrbH (a wholly-owned subsidiary of Berliner Bank Corporation).

Mr. Verdi is presently the President and CEO of Coastal Food Services & Provisions Inc. and The Coastal Food Service Companies located in Cranston, Rhode Island. Under Mr. Verdi's direction, Coastal Food Service Company has grown since 1991 from sales of $2 million to a projected 1999 estimate of $30 million in sales. Under the management of Mr. Verdi the Coastal Group of Companies has made two major diversified acquisitions and started an additional horizontal growth company with estimated sales in 1999 of four million dollars.

In addition to Mr. Verdi's successful business operations and management experience he has been an advisor and Shareholder for several public and private companies including, Wild Heart Ranch and Evergreen Communications.

      The Company has a Board of Directors comprised of 3 persons. Directors are elected at the annual meeting of shareholders and hold offices until the next annual meeting of shareholders or until their successors have been elected.

      On November 30, 1998, Adm. James D. Watkins resigned as a Director of the Company. On December 10, 1998 Maxwell Rabb and Lawrence McQuade resigned as Directors of the Company.

      On December 10, 1998, Dr. David Wilkes and Dr. Randolph Graves were elected to the Board of Directors by the departing Directors. On April 8, 1999, Joseph Gatti resigned as a Director of the Company, and on that same date Chad Verdi was elected to serve as a Director of the Company by the remaining Members.

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

      Peter Gulko is a major shareholder and former Director of EUROTECH and provides liaison between the Company and its affiliates in Russia, Ukraine and Israel. Mr. Gulko has more than twenty years experience in business development, foreign (representative) office management, client relations, supervision, engineering project management and technology transfer.

Item 11. Executive Compensation.

      The following Summary Compensation Table sets forth the compensation paid by the Company for services rendered in all capacities during the calendar years 1996 and 1997 to Randolph A. Graves, Jr. No other executive officer or key employee was compensated in excess of $100,000 during 1996, 1997 or 1998.

                           SUMMARY COMPENSATION TABLE

                                                               Annual Compensation
                                                                                          Other Annual
                                                               Salary       Bonus         Compensation
           Name and Principal Position                Year       ($)         ($)               ($)
Randolph A. Graves, Jr., President &                  1997    $77,374          0                0
  Chief Executive Officer........................     1996    $77,374       $20,000         $243,109

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      To the knowledge of the Company, the following table sets forth the ownership of the Company's Common Stock as of March 31, 1999, by each person owning more then 5% such Common Stock, by each officer and director and by all officers and directors as a group.

                                        Number of Shares    Percentage of Shares
         Name and Address(1)        Beneficially Owned(2)   Beneficially Owned

JNC Opportunity Fund, Ltd.(3)(4)             982,201           .044%
David Wilkes                                 122,500             *
Randolph Graves                              615,000           .028%
Chad Verdi                                    16,500             *
Directors and Officers                       754,000           .034%

----------
*     Less than 1%.
(1) Unless otherwise indicated, the address of each of the beneficial owners identified is 1216 16th St., Washington, D.C. 20036.
(2) Unless otherwise indicated, each person has sole voting and investment power with respect to all shares.
(3)   c/o Olympia Capital(Cayman), LTD.
      Williams House
      20 Reid Street
      Hamilton Hm 11, Bermuda
(4) Does not take into account potential conversion of Convertible Debentures. See Item 5 and Note 10 to the Financial Statements.

Item 13. Certain Relationships and Related Transactions.

Shareholder and Other Loans.

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

      During the years ended December 31, 1997 and 1998, the Company issued 205,000 and 95,044 shares of common stock, respectively, as consideration for consulting services performed by various consultants, including related parties. During July 1998, the Company and the consultant mutually agreed to cancel 375,000 shares of common stock that were issued for past consulting services valued at $93,750. The value of the cancelled shares of $93,750 has been recorded as a reduction of consulting expense for the year December 31, 1998. Shares issued, net of cancelled shares, under these arrangements were valued at $839,550 and $422,200, which was all charged to operations during 1997 and 1998, respectively.

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

Common Directors, Officers and Shareholders

      ERBC Holdings, Limited. ERBC is the beneficial owner of 255,000 shares of the Company's Common Stock. One present and one former employee of ERBC, Hans-Joachim Skrobanek and Peter Gulko, respectively, are shareholders and former directors of the Company, and Mr. Skrobanek is the former Secretary of the Company. Mr. Skrobanek is the beneficial owner of 145,000 shares, and Mr. Gulko is the beneficial owner of 1,110,000 shares, of the Company's Common Stock. The chief executive officer and sole shareholder of ERBC, Kurt Seifman, is the beneficial owner of 1,246,300 shares of the Company's Common Stock. Mr. Gulko currently is the President, Secretary and Principal Financial Officer of the Company.

      Kurchatov Research Holdings, Ltd. During the period of June, 1997, through February 13, 1998, Dr. Randolph A. Graves (who until January 23, 1998, served as the Chairman, Chief Executive Officer and a director of the Company) served as a director and Secretary of KRH, which is entitled to receive 50% of the net profits (after deducting development costs and related expenses attributed to EKOR) derived by the Company from the sale or licensing of the Company's silicon
(EKOR) compound. During Dr. Grave's tenure as President of KRH, the Company did not enter into any material agreements or commitments with KRH. See "Business - Principal Technologies - Silicon (EKOR) Compound" and "Certain Relationships and Related Transactions." The outstanding common stock of KRH is owned of record by ERBC and by CIS. Such Stock is held by CIS for the benefit of the EAPS in EAPS's capacity as representative of various individual Russian and Ukrainian scientists, researchers and academics affiliated with EAPS and Kurchatov. KRH is entitled to receive 50% of the net profits derived by the Company from the sale and licensing of the EKOR compound, one of the Company's Principal Technologies. Peter Gulko, the beneficial owner of 1,110,000 shares of the Company's Common Stock, who served as a director of the Company until January 23, 1998, and who presently is a consultant of the Company, is the sole shareholder of CIS. See "Business - Principal Technologies - Silicon (EKOR) Compound."

      The business structure and relationships between the Company, ERBC, KRH and EAPS are diagrammed below:

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
            |             |  EUROTECH,  |       | KRH |
            -------------o|     LTD.    |       -------
                          ---------------          o
                                 |                 |
                                 |       50% of    |
                                 ------net EKOR-----
                                         profits

                                     PART IV

14.   Exhibits, Financial Statements

      (1) See Audited Financial Statements and supplementary data index which appears on page F-1 herein.

      (2) Schedules have been omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

      (3)   Exhibits

            Exhibit
            No.            Description of Exhibit
            ---            ----------------------
            3.1       Certificate of Incorporation of the Company
            3.2       By-Laws of the Company(1)
            4.1       Form of Common Stock Certificate(1)
            10.1      Material Contracts
            10.2      Technology Purchase Agreement between the Company and Oleg
                      L. Figovsky(2)
            10.3      Technology Purchase Agreement between the Company and Oleg
                      L. Figovsky(2)
            10.4      Technology Purchase Agreement between the Company and Oleg
                      L. Figovsky(2)
            10.5 Teaming Agreement between the Company and Duke Engineering & Services, Inc.(2)
            10.6 Form of Agreement between the Company, V. Rosenband and C. Sokolinsky, and Ofek Le-Oleh Foundation(2)
            10.6.2 Equity Sharing Agreement between the Company, V. Rosenband and C. Sokolinsky(2)
            10.6.3 Voting Agreement between the Company, V. Rosenband and C. Sokolinsky(2)
            10.7.1    Investment Agreement between the Company and Chemonol,
                      Ltd.(2)
            10.7.2 Equity Sharing Agreement between the Company and Leonid Shapovalov(2)
            10.7.3    Voting Agreement between the Company and Leonid
                      Shapovalov(2)
            10.8.1    Agreement between the Company and Separator, Ltd.(2)
            10.8.2    Equity Sharing Agreement between the Company and Efim
                      Broide(2)
            10.8.3    Voting Agreement between the Company and Efim Broide(2)
            10.9.1 Form of Agreement between the Company, Ofek Le-Oleh Foundation and Y. Kopit(2)
            10.9.2    Equity Sharing Agreement between the Company, Y. Kopit and
                      V. Rosenband(2)
            10.9.3 Voting Agreement between the Company, Y. Kopit and V. Rosenband(2)
            10.10 Form of License Agreement between the Company and ERBC Holdings, Ltd.(2)
            10.11 Cooperation Agreement between the Company and Forschungszentrum Julich GmbH(2)
            10.12.1 Convertible Debenture Purchase Agreement among the Company, JNC Opportunity Fund, Ltd. and Diversified Strategies Fund, L.P.(2)
            10.12.2 Escrow Agreement among the Company, JNC Opportunity Fund, Ltd. and Diversified Strategies Fund, L.P. and Robinson, Silverman, Pearce, Aronsohn & Berman, LLP(2)
            10.12.3 Registration rights Agreement among the Company, JNC Opportunity Fund, Ltd. and Diversified Strategies Fund, L.P.(2)
            10.12.4 Form of 8% Convertible Debenture Due November 27, 2000 between the Company and JNC Opportunity Fund, Ltd.(2)

----------
(1)   Previously Filed.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 under the Securities Exchange Act of 1934, on file with the Commission, file number 333-26673.

            10.12.5   Form of 8% Convertible Debenture Due November 27, 2000
                      between the Company and Diversified Strategies Fund,
                      L.P.(2)
            10.12.6   Warrant No. 1 between the Company and JNC Opportunity
                      Fund, Ltd.(2)
            10.12.7   Warrant No. 2 between the Company and Diversified
                      Strategies Fund, L.P.(2)
            10.12.8   Warrant No. 3 between the Company and Diversified
                      Strategies Fund, L.P.(2)
            10.13.1   Convertible Debenture Purchase Agreement between the
                      Company and JNC Opportunity Fund, Ltd.(2)
            10.13.2   Escrow Agreement among the Company, JNC Opportunity Fund,
                      Ltd. and Robinson, Silverman, Pearce, Aronsohn and Berman,
                      LLP(2)
            10.13.3   Registration Rights Agreement between the Company and JNC
                      Opportunity Fund, Ltd.(2)
            10.13.4   Form of 8% Convertible Debenture Due February 23, 2001
                      between the Company and JNC Opportunity Fund, Ltd.(2)
            10.13.5   Warrant No. 3 between the Company and JNC Opportunity
                      Fund(2)
            10.14.1   Debenture Purchase Agreement between the Company and JNC
                      Strategic Fund Ltd.
            10.14.2   Form of 8% Convertible Debenture No.1 Due July 20, 2001
                      between the Company and JNC Strategic Fund Ltd.(3)
            10.14.3   Form of 8% Convertible Debenture No.2 Due February 23,
                      2001 between the Company and JNC Opportunity Fund, Ltd.(3)
            10.14.4   Warrant No. 4 between the Company and JNC Strategic Fund
                      Ltd.(3)
            10.14.5   Registration Rights Agreement between the Company and JNC
                      Strategic Fund Ltd.(3)
            10.14.6   Amended and Revised 8% Convertible Debenture No.1 Due
                      February 23, 2001 between the Company and JNC Opportunity
                      Fund, Ltd.(3)
            10.14.7   Amended and Revised 8% Convertible Debenture No.2 Due July
                      20, 2001 between the Company and JNC Strategic Fund
                      Ltd.(3)
            10.14.8   Amended and Revised 8% Convertible Debenture No.13 Due
                      November 27, 2000 between the Company and JNC Opportunity
                      Fund, Ltd.(3)
            10.14.9   Amended and Revised 8% Convertible Debenture No.14 Due
                      November 27, 2000 between the Company and Diversified
                      Strategies Fund, L.P.(3)
            10.15.1   Agreement between the Company and David Wilkes(3)
            10.15.2   Secured Promissory Note between the Company as Maker and
                      JNC Strategic Fund Ltd. as Payee(3)
            10.15.3   Secured Promissory Note between the Company as Maker and
                      David Wilkes as Payee(3)
            10.15.4   Secured Promissory Note between the Company as Maker and
                      David Wilkes as Payee(3)
            10.15.5   Escrow Agreement among the Company, JNC Strategic Fund
                      Ltd. and Encore Capital Mangement, L.L.C.(3)
            10.15.6   Security Agreement by the Company in favor of JNC
                      Strategic Fund Ltd. and David Wilkes(3)
            10.15.7   Warrant between the Company and JNC Strategic Fund Ltd.(3)
            10.15.7   Warrant between the Company and David Wilkes(3)
            10.15.8   Form of 8% Convertible Debenture Due Three Years from
                      Original Issue Date between the Company and JNC Strategic
                      Fund Ltd.(3)
            23.1      Consent of Tabb, Conigliaro & McGann(4)
            27        Financial Data Schedule (4)

            (b)       Reports on Form 8-K.

                      The Company filed reports on Form 8-K on August 25, 1998, December 15, 1998 and January 28, 1999.

----------
(3) Incorporated by reference to the Company's Current Report on Form 8-K under the Securities Exchange Act of 1934, on file with the Commission, file number 000-22129.
(4)   Filed herewith.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                                FINANCIAL REPORT

                                DECEMBER 31, 1998

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page Nos.
                                                                        ---------
INDEPENDENT AUDITORS' REPORT                                               F-2

BALANCE SHEETS                                                             F-3
    At December 31, 1997 and December 31, 1998

STATEMENTS OF OPERATIONS                                                   F-4
    For the Years Ended December 31, 1996, 1997 and 1998
    For the Period from Inception (May 26, 1995) to December 31, 1998

STATEMENTS OF STOCKHOLDERS' DEFICIENCY                                  F-5 - F-7
    For the Period from Inception (May 26, 1995) to December 31, 1995
    For the Years Ended December 31, 1996, 1997 and 1998

STATEMENTS OF CASH FLOWS                                                   F-8
    For the Years Ended December 31, 1996, 1997 and 1998
    For the Period from Inception (May 26, 1995) to December 31, 1998

NOTES TO FINANCIAL STATEMENTS                                          F-9 - F-40

Board of Directors and Stockholders
Eurotech, Ltd.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Eurotech, Ltd. (the " Company") (a development stage company) as of December 31, 1997 and 1998 and the related statements of operations, stockholders' deficiency, and cash flows for the years ended December 31, 1996, 1997 and 1998 and for the period from inception (May 26, 1995) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eurotech, Ltd. (a development stage company) at December 31, 1997 and 1998 and the results of its operations and its cash flows for the years ended December 31, 1996, 1997 and 1998 and for the period from inception (May 26, 1995) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered a loss from operations in each of its four years of operations and, as of December 31, 1998, had a working capital deficiency and a stockholders' deficiency. As discussed in
Note 1 to the financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ Tabb, Conigliaro & McGann, P.C.

                                                 TABB, CONIGLIARO & McGANN, P.C.

New York, New York
March 12, 1999

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                                                   At December 31,
                                  ASSETS                                                   ----------------------------
                                 (Note 1)                                                       1997            1998
                                                                                           ------------    ------------
CURRENT ASSETS:
  Cash (Note 2)                                                                            $    617,756    $      1,940
  Receivable from related parties (Note 6)                                                        5,918           5,918
  Prepaid expenses and other current assets                                                      21,539             200
                                                                                           ------------    ------------

      TOTAL CURRENT ASSETS                                                                      645,213           8,058

PROPERTY AND EQUIPMENT - net of accumulated  depreciation (Notes 2 and 4)                        14,050          31,846

OTHER ASSETS:
  Organization and patent costs - net of accumulated amortization (Notes 2 and 5)                28,651          26,587
  Deferred financing costs (Notes 2 and 11)                                                     261,178           2,361
  Other assets                                                                                    3,151           7,551
                                                                                           ------------    ------------

      TOTAL ASSETS                                                                         $    952,243    $     76,403
                                                                                           ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Notes payable - bridge notes (Notes 7 and 11)                                            $  2,000,000    $         --
  Accrued liabilities (Note 9)                                                                  576,966       1,716,809
  Deferred revenue (Notes 2 and 3)                                                              225,000         225,000
                                                                                           ------------    ------------

      TOTAL CURRENT LIABILITIES                                                               2,801,966       1,941,809
                                                                                           ------------    ------------

CONVERTIBLE DEBENTURES (Notes 8, 11 and 16)                                                   3,000,000       6,970,000
                                                                                           ------------    ------------

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Notes 1, 3, 7, 8, 11, 13, and 16)

STOCKHOLDERS' DEFICIENCY: (Notes 2, 7, 8, 11, 12, 13 and 16)
  Preferred stock - $0.01 par value; 1,000,000 shares authorized;
     -0- shares issued and outstanding                                                               --              --
  Common stock - $0.00025 par value; 50,000,000 shares authorized;
     18,928,836 and 19,621,882 shares issued and outstanding at December 31,
    1997 and December 31, 1998, respectively                                                      4,732           4,905
  Additional paid-in capital                                                                 12,892,313      15,452,783
  Unearned financing costs                                                                   (1,315,317)        (47,500)
  Deficit accumulated during the development stage                                          (16,431,451)    (24,245,594)
                                                                                           ------------    ------------

      TOTAL STOCKHOLDERS' DEFICIENCY                                                         (4,849,723)     (8,835,406)
                                                                                           ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                       $    952,243    $     76,403
                                                                                           ============    ============

The accompanying notes are an integral part of these financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                       For the Period
                                                               For the Years Ended December 31,       from Inception
                                                        --------------------------------------------  (May 26, 1995) to
                                                             1996           1997            1998      December 31, 1998
                                                        ------------    ------------    ------------  -----------------
REVENUES                                                $         --    $         --    $         --    $         --
                                                        ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  Research and development (Notes 2 and 3)                 1,170,782       1,007,671       1,039,591       3,430,105
  Consulting fees (Notes 11 and 13)                          277,353         553,295         293,323       1,390,871
  Compensatory element of stock issuances pursuant to
     consulting agreements                                 1,209,477         839,550         422,200       2,471,227
  Other general and administrative expenses                  547,447       1,262,067       1,263,174       3,106,953
                                                        ------------    ------------    ------------    ------------
    TOTAL OPERATING EXPENSES                               3,205,059       3,662,583       3,018,288      10,399,156
                                                        ------------    ------------    ------------    ------------
OPERATING LOSS                                            (3,205,059)     (3,662,583)     (3,018,288)    (10,399,156)
                                                        ------------    ------------    ------------    ------------
OTHER EXPENSES:
  Interest expense (Notes 6, 7 and 8)                         43,422         270,740         552,971         867,133
  Amortization of deferred and unearned financing
     costs (Notes 2, 7, 8 and 11)                            228,502       8,507,919       4,242,884      12,979,305
                                                        ------------    ------------    ------------    ------------
    TOTAL OTHER EXPENSES                                     271,924       8,778,659       4,795,855      13,846,438
                                                        ------------    ------------    ------------    ------------

NET LOSS                                                $ (3,476,983)   $(12,441,242)   $ (7,814,143)   $(24,245,594)
                                                        ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE
  (Notes 2 and 11)                                      $      (0.23)   $      (0.71)   $       (.40)
                                                        ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
   USED IN BASIC AND DILUTED LOSS
   PER SHARE (Notes 2 and 11)                             14,808,000      17,581,711      19,323,098
                                                        ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1995
              AND THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                       (Notes 2, 7, 8, 11, 12, 13 and 16)



                                                                       Common Stock
                                                     Date of       ---------------------         Paid-in         Due from
Period Ended December 31, 1995:                    Transaction     Shares(1)      Amount         Capital       Stockholders
-------------------------------                    -----------     ------         ------         -------       ------------
Founder shares issued ($0.00025 per share)           05/26/95      4,380,800    $     1,095     $    (1,095)    $        --
Issuance of stock for offering consulting fees
  ($0.0625 per share)                                08/31/95        440,000            110          27,390              --
Issuance of stock ($0.0625 and $0.25
  per share)                                          Various      4,080,000          1,020         523,980          (3,000)
Issuance of stock for license ($0.0625 per
  share)                                             08/31/95        600,000            150          37,350              --
Issuance of stock options for offering legal
  and consulting fees                                                     --             --          75,000              --
Offering expenses                                                         --             --        (105,398)             --
Net loss                                                                  --             --              --              --
                                                                 -----------    -----------     -----------     -----------
Balance - December 31, 1995                                        9,500,800          2,375         557,227          (3,000)

Year Ended December 31, 1996:

Issuance of stock ($0.25 per share)                   Various      1,278,000            320         319,180              --
Exercise of stock options                            01/18/96        600,000            150              --              --
Issuance of stock for consulting fees
  ($0.34375 per share)                               03/22/96        160,000             40          54,960              --
Issuance of stock for consulting fees
  ($0.0625 per share)                                05/15/96      2,628,000            657         163,593              --
Issuance of stock for consulting fees
  ($0.590625 per share)                              06/19/96      1,500,000            375         885,563              --
Issuance of stock for consulting fees
  ($1.82 per share)                                  11/12/96         57,036             14         104,275              --
Issuance of stock pursuant to bridge financing
  ($1.81325 per share)                                  12/96      1,500,000            375       2,719,500              --
Amortization of unearned financing costs                                  --             --              --              --
Repayment by stockholders                                                 --             --              --           3,000
Net loss                                                                  --             --              --              --
                                                                 -----------    -----------     -----------     -----------
Balance - December 31, 1996                                       17,223,836    $     4,306     $ 4,804,298     $        --
                                                                 ===========    ===========     ===========     ===========

                                                                           Deficit
                                                                         Accumulated
                                                        Unearned         During the
                                                        Financing        Development
Period Ended December 31, 1995:                           Costs             Stage          Total
-------------------------------                           -----          -----------    -----------
Founder shares issued ($0.00025 per share)             $        --     $        --     $        --
Issuance of stock for offering consulting fees
  ($0.0625 per share)                                           --              --          27,500
Issuance of stock ($0.0625 and $0.25
  per share)                                                    --              --         522,000
Issuance of stock for license ($0.0625 per
  share)                                                        --              --          37,500
Issuance of stock options for offering legal
  and consulting fees                                           --              --          75,000
Offering expenses                                               --              --        (105,398)
Net loss                                                        --        (513,226)       (513,226)
                                                       -----------     -----------     -----------
Balance - December 31, 1995                                     --        (513,226)         43,376

Year Ended December 31, 1996:

Issuance of stock ($0.25 per share)                             --              --         319,500
Exercise of stock options                                       --              --             150
Issuance of stock for consulting fees
  ($0.34375 per share)                                          --              --          55,000
Issuance of stock for consulting fees
  ($0.0625 per share)                                           --              --         164,250
Issuance of stock for consulting fees
  ($0.590625 per share)                                         --              --         885,938
Issuance of stock for consulting fees
  ($1.82 per share)                                             --              --         104,289
Issuance of stock pursuant to bridge financing
  ($1.81325 per share)                                  (2,719,875)             --              --
Amortization of unearned financing costs                   226,656              --         226,656
Repayment by stockholders                                       --              --           3,000
Net loss                                                        --      (3,476,983)     (3,476,983)
                                                       -----------     -----------     -----------
Balance - December 31, 1996                            $(2,493,219)    $(3,990,209)    $(1,674,824)
                                                       ===========     ===========     ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

The accompanying notes are an integral part of these financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

      FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1995 AND
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                       (Notes 2, 7, 8, 11, 12, 13 and 16)

                                                                       Common Stock         Additional
                                                     Date of       ---------------------     Paid-in         Due from
Year Ended December 31, 1997:                      Transaction     Shares(1)      Amount     Capital       Stockholders
-----------------------------                      -----------     ------         ------     -------       ------------
Balance - December 31, 1996                                       17,223,836     $4,306    $  4,804,298     $       --

Issuance of stock for consulting fees
  ($2.50 per share)                                   03/97           64,000         16         159,984             --
Issuance of stock for consulting fees
  ($5.45 per share)                                   06/97           39,000          9         212,540             --
Issuance of stock for consulting fees
  ($5.00 per share)                                   09/97           59,000         15         294,986             --
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                                   06/97          500,000        125       2,724,875             --
Value assigned to conversion feature of
  Convertible Debentures                              11/97               --         --       1,337,143             --
Value assigned to issuance of 127,500 warrants
  in consideration for interest and placement
  fees in connection with Convertible
  Debentures                                          11/97               --         --         284,480             --
Value assigned to issuance of 35,000 warrants
  to shareholder for consulting services              11/97               --         --          39,588             --
Value assigned to issuance of 364,000 warrants
  to shareholder as additional consideration
  for financing activities                            11/97               --         --         862,680             --
Issuance of stock for consulting fees
  ($4.00 per share)                                   12/97           43,000         11         171,989             --
Accrual of stock issued January 1998 pursuant
  to penalty provision of bridge financing
  ($2.00 per share)                                   12/97        1,000,000        250       1,999,750             --
Amortization of unearned financing costs                                  --         --              --             --
Net loss                                                                  --         --              --             --

                                                                  ----------     ------    ------------     ----------
Balance - December 31, 1997                                       18,928,836     $4,732    $ 12,892,313     $       --
                                                                  ==========     ======    ============     ==========

                                                                       Deficit
                                                                      Accumulated
                                                      Unearned        During the
                                                      Financing       Development
Year Ended December 31, 1997:                           Costs            Stage          Total
-----------------------------                           -----          -----------    -----------
Balance - December 31, 1996                          $(2,493,219)    $ (3,990,209)    $ (1,674,824)

Issuance of stock for consulting fees
  ($2.50 per share)                                           --               --          160,000
Issuance of stock for consulting fees
  ($5.45 per share)                                           --               --          212,549
Issuance of stock for consulting fees
  ($5.00 per share)                                           --               --          295,001
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                                   (2,725,000)              --               --
Value assigned to conversion feature of
  Convertible Debentures                              (1,337,143)              --               --
Value assigned to issuance of 127,500 warrants
  in consideration for interest and placement
  fees in connection with Convertible
  Debentures                                            (284,480)              --               --
Value assigned to issuance of 35,000 warrants
  to shareholder for consulting services                 (39,588)              --               --
Value assigned to issuance of 364,000 warrants
  to shareholder as additional consideration
  for financing activities                              (862,680)              --               --
Issuance of stock for consulting fees
  ($4.00 per share)                                           --               --          172,000
Accrual of stock issued January 1998 pursuant
  to penalty provision of bridge financing
  ($2.00 per share)                                   (2,000,000)              --               --
Amortization of unearned financing costs               8,426,793                         8,426,793
Net loss                                                      --      (12,441,242)     (12,441,242)
                                                     -----------     ------------     ------------
Balance - December 31, 1997                         $ (1,315,317)    $(16,431,451)    $ (4,849,723)
                                                     ===========     ============     ============

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

The accompanying notes are an integral part of these financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1998
              AND THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                       (Notes 2, 7, 8, 11, 12, 13 and 16)


                                                                       Common Stock           Additional
                                                     Date of       ---------------------       Paid-in          Due from
Year Ended December 31, 1998:                      Transaction     Shares(1)      Amount       Capital        Stockholders
-----------------------------                      -----------     ------         ------       -------        ------------
Balance - December 31, 1997                                       18,928,836     $ 4,732     $ 12,892,313     $         --
Issuance of stock for consulting fees
  ($2.58 per share)                                 03/98             43,000          11          110,930               --
Issuance of stock for consulting fees
  ($0.85 per share)                                 06/98            143,000          35          215,895               --
Issuance of stock for consulting fees
  ($0.32 per share)                                 09/98            126,617          32          107,503               --
Issuance of stock for consulting fees               12/98            155,427          39           81,505               --
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($1.0625 per share)                               04/98            500,000         125          531,124               --
Value assigned to conversion feature of
  Convertible Debentures and 60,000
  warrants issued as additional interest            02/98                 --          --        1,100,000               --
Value assigned to conversion feature of
  Convertible Debentures and 125,000 warrants
  issued as additional interest                     07/98                 --          --          475,000               --
Cancellation of stock issued for consulting
  fees                                              07/98           (375,000)        (94)         (93,656)              --
Issuance of stock for conversion of debenture
  note payable ($0.32 per share)                 09/98, 11/98        100,002          25           32,169               --
Amortization of unearned financing costs                                  --          --               --               --
Net loss                                                                  --          --               --               --

                                                                  ----------     -------     ------------     ------------
Balance - December 31, 1998                                       19,621,882     $ 4,905     $ 15,452,783     $         --
                                                                  ==========     =======     ============     ============

                                                                        Deficit
                                                                      Accumulated
                                                     Unearned         During the
                                                     Financing        Development
Year Ended December 31, 1998:                          Costs             Stage          Total
-----------------------------                          -----          -----------    -----------
Balance - December 31, 1997                         $(1,315,317)    $(16,431,451)    $(4,849,723)
Issuance of stock for consulting fees
  ($2.58 per share)                                          --               --         110,941
Issuance of stock for consulting fees
  ($0.85 per share)                                          --               --         215,930
Issuance of stock for consulting fees
  ($0.32 per share)                                          --               --         107,535
Issuance of stock for consulting fees                        --               --          81,544
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($1.0625 per share)                                  (531,249)              --              --
Value assigned to conversion feature of
  Convertible Debentures and 60,000
  warrants issued as additional interest             (1,100,000)              --              --
Value assigned to conversion feature of
  Convertible Debentures and 125,000 warrants
  issued as additional interest                        (475,000)              --              --
Cancellation of stock issued for consulting
  fees                                                       --               --         (93,750)
Issuance of stock for conversion of debenture
  note payable ($0.32 per share)                             --               --          32,194
Amortization of unearned financing costs              3,374,066               --       3,374,066
Net loss                                                     --       (7,814,143)     (7,814,143)

                                                    -----------     ------------     -----------
Balance - December 31, 1998                         $   (47,500)    $(24,245,594)    $(8,835,406)
                                                    ===========     ============     ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

The accompanying notes are an integral part of these financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                    For the Years Ended December 31,
                                                                             --------------------------------------------
                                                                                  1996           1997            1998
                                                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                  $ (3,476,983)   $(12,441,242)   $ (7,814,143)
   Adjustments to reconcile net loss to net cash used by
      operating  activities:
          Depreciation and amortization                                             1,009           4,810           7,896
          Amortization of deferred and unearned financing costs                   228,502       8,507,919       4,242,884
          Stock issued for license                                                     --              --              --
          Consulting fees satisfied by  stock issuances                         1,209,477         839,550         422,200

          Cash provided by (used in) the change in assets and liabilities:
                (Increase) decrease in advances to related parties                (89,918)         84,000              --
                (Increase) decrease in prepaid expenses                           (11,878)         (8,561)         21,339
                Increase in other assets                                           (3,151)             --          (4,400)
                Increase in accrued liabilities                                   279,216         284,650         792,036
                Increase in deferred revenue                                           --         225,000              --
                                                                             ------------    ------------    ------------

     NET CASH USED IN OPERATING ACTIVITIES                                     (1,863,726)     (2,503,874)     (2,332,188)
                                                                             ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Organization and patent costs                                                 (24,639)         (5,162)             --
    Capital expenditures                                                          (10,953)         (6,391)        (23,628)
                                                                             ------------    ------------    ------------

     NET CASH USED IN INVESTING ACTIVITIES                                        (35,592)        (11,553)        (23,628)
                                                                             ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock  options                                          150              --              --
    Proceeds from issuance of common stock                                        319,500              --              --
    Offering costs                                                                (75,000)         75,000              --
    Repayment by stockholders                                                       3,000              --              --
    Proceeds from (repayment of) bridge notes                                   2,000,000              --      (2,000,000)
    Proceeds from Convertible Debentures                                               --       3,000,000       4,000,000
    Borrowings from stockholders                                                  141,000         420,140              --
    Repayment to stockholders                                                    (141,000)       (420,140)             --
    Deferred financing costs                                                      (22,150)       (322,000)       (260,000)
                                                                             ------------    ------------    ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                  2,225,500       2,753,000       1,740,000
                                                                             ------------    ------------    ------------

INCREASE (DECREASE) IN CASH                                                       326,182         237,573        (615,816)

CASH - BEGINNING                                                                   54,001         380,183         617,756
                                                                             ------------    ------------    ------------
CASH - ENDING                                                                $    380,183    $    617,756    $      1,940
                                                                             ============    ============    ============

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

    Interest                                                                 $      8,127    $    270,804    $     36,990
                                                                             ============    ============    ============

    Income taxes                                                             $         --    $         --    $         --
                                                                             ============    ============    ============

                                                                              For the Period
                                                                             from Inception
                                                                             (May 26, 1995) to
                                                                             December 31, 1998
                                                                             -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                    $(24,245,594)
   Adjustments to reconcile net loss to net cash used by
      operating  activities:
          Depreciation and amortization                                              13,897
          Amortization of deferred and unearned financing costs                  12,979,305
          Stock issued for license                                                   37,500
          Consulting fees satisfied by  stock issuances                           2,471,227

          Cash provided by (used in) the change in assets and liabilities:
                (Increase) decrease in advances to related parties                   (5,918)
                (Increase) decrease in prepaid expenses                                (200)
                Increase in other assets                                             (7,551)
                Increase in accrued liabilities                                   1,369,002
                Increase in deferred revenue                                        225,000
                                                                               ------------

     NET CASH USED IN OPERATING ACTIVITIES                                       (7,163,322)
                                                                               ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Organization and patent costs                                                   (31,358)
    Capital expenditures                                                            (40,972)
                                                                               ------------

     NET CASH USED IN INVESTING ACTIVITIES                                          (72,330)
                                                                               ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock  options                                            150
    Proceeds from issuance of common stock                                          841,500
    Offering costs                                                                   (2,898)
    Repayment by stockholders                                                         3,000
    Proceeds from (repayment of) bridge notes                                            --
    Proceeds from Convertible Debentures                                          7,000,000
    Borrowings from stockholders                                                    561,140
    Repayment to stockholders                                                      (561,140)
    Deferred financing costs                                                       (604,150)
                                                                               ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                    7,237,602
                                                                               ------------

INCREASE (DECREASE) IN CASH                                                           1,940

CASH - BEGINNING                                                                         --
                                                                               ------------
CASH - ENDING                                                                  $      1,940
                                                                               ============

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

    Interest                                                                   $    315,921
                                                                               ============

    Income taxes                                                               $         --
                                                                               ============

The accompanying notes are an integral part of these financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND CONTINUED OPERATIONS

            Eurotech, Ltd. (the "Company") was incorporated under the laws of the District of Columbia on May 26, 1995. The Company is a development-stage, technology transfer, holding, marketing and management company, formed to commercialize new, existing but previously unrecognized, and previously "classified" technologies, with a particular current emphasis on technologies developed by prominent research institutes and individual researchers in the former Soviet Union and in Israel, and to license those and other Western technologies for business and other commercial applications principally in Western and Central Europe, Ukraine, Russia and North America. Since the Company's formation, it has acquired development and marketing rights to a number of technologies by purchase, assignments, and licensing arrangements. The Company intends to operate its business by licensing its technologies to end-users and through development and operating joint ventures and strategic alliances. To date, the Company has not generated any revenues from operations.

            The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has incurred losses from operations from inception. As of December 31, 1998, the Company has a stockholders' deficiency of $8,835,406, a working capital deficiency of $1,933,751 and an accumulated deficit since inception of $24,245,594. The Company requires additional funds to commercialize its technologies and continue research and development efforts. Until the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology, not yet completely developed, or that with respect to any technology that is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern.

            Since inception, the Company has financed its operations through sale of its securities, shareholder loans, a bridge financing totalling $2,000,000 completed in December of 1996, a Convertible Debenture financing of $3,000,000 completed in November of 1997 and a Convertible Debenture financing of $3,000,000 and $1,000,000 completed during February and July 1998, respectively. Proceeds from the February 1998 Convertible Debenture financing were used to retire the $2,000,000 bridge note. In January 1999, the Company borrowed $450,000 from two stockholders and issued a secured promissory note (see Note 16). The Company is exploring additional sources of working capital, which include a private offering of common stock, private borrowings and joint ventures.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND CONTINUED OPERATIONS (Continued)

            While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 1999. No assurance can be given that the Company can successfully obtain any working capital or complete any proposed offerings or, if obtained, that such funding will not cause substantial dilution to shareholders of the Company. Further, no assurance can be given as to the completion of research and development and the successful marketing of the technologies.

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

            Equity Method of Accounting for Unconsolidated Foreign Affiliates

            Investment in companies in which the Company has a 20% to 50% interest and has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Accordingly, the Company's proportionate share of their undistributed earnings or losses are included in the statement of operations.

            At December 31, 1998, investments in companies accounted for under the equity method consist of the following foreign companies which are located in Israel:

            Chemonol, Ltd. ("Chemonol")       20%
            Separator, Ltd. ("Separator")     20%
            Comsyntech, Ltd. ("Comsyntech")   20%
            Remptech, Ltd. ("Remptech")       20%
            Sortech, Ltd. ("Sortech")         20%
            Amsel, Ltd. ("Amsel")             20%

            Cash and Cash Equivalents

            The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

            Research and Development

            Research and development expenditures are charged to expense as incurred, unless they are reimbursed under specific contracts. Losses incurred on the equity basis in the Company's interest in six Israeli research and development companies are included in research and development. In addition, expenditures in connection with a technology licensing agreements concluded during December 31, 1996, 1997 and 1998, aggregating $-0-, $495,000 and $227,500, respectively, were charged to research and development (see Note 3).

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Stock-Based Compensation

            In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires compensation expense to be recorded (i) using the new fair value method, or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25") and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company accounts for its stock-based compensation plans in accordance with the provisions of APB 25.

            Deferred and Unearned Financing Costs

            Financing costs in connection with a one-year bridge loan completed in December of 1996 were amortized over the life of the promissory note.

            Financing costs in connection with the November 1997, February 1998 and July 1998 Convertible Debenture offerings are being amortized over the expectant life (180 days) of the obligation. The expectant life was determined to be the conversion date that was most beneficial to the note holder, in accordance with Emerging Issues Task Force ("EITF") topic number D-60.

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

            Loss Per Share

            During 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which changed certain requirements for computing and disclosing earnings per share, retroactive for all periods presented. Adoption of this statement had no effect on the accompanying financial statements.

            Basic net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented, which were retroactively adjusted to give recognition to the stock split on June 1, 1996. Common stock equivalents, consisting of warrants and Convertible Debentures discussed in Note 11, were not included in the calculation of diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Fair Value of Financial Instruments

            The financial statements include various estimated fair value information at December 31, 1997 and December 31, 1998, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

            Reclassifications

            Certain prior year balances have been reclassified to conform with the current year presentation.

            Impact of Recently Issued Accounting Standards

            Comprehensive Income

            Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income, defined as all changes in equity from non-owner sources. Adoption of SFAS No. 130 did not have a material effect on the Company's financial position or results of operations.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Segment Reporting

            Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. Adoption of SFAS No. 131 did not have a material effect on the Company's financial position or results of operations.

            Pensions and Postretirement Benefits

            Effective December 29, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures About Pensions and Postretirement Benefits", which standardizes the disclosure requirements for pensions and other postretirement benefits. The Statement addresses disclosure only. It does not address liability measurement or expense recognition. There was no effect on financial position or net income as a result of adopting SFAS No. 132.

            Computerized Software Development

            In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which revises the accounting for software development costs and will require the capitalization of certain costs. The adoption of SOP 98-1 did not have an effect on the Company's financial position or results of operations. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. The computing portfolio was identified and an initial assessment has been completed. The cost of achieving Year 2000 compliance will not have a material impact on the accompanying financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS

      a)    Collaboration Agreements With Russian Organizations

            Under various agreements, the Company has agreed to fund the commercialization of certain technologies developed in the former Soviet Union by scientists and researchers at the I.V. Kurchatov Institute ("Kurchatov"), other institutes associated therewith, and the Euro-Asian Physical Society ("EAPS"), collectively the "Scientists". Kurchatov will provide the materials, facilities and personnel to complete the necessary work to commercialize such technologies. Disbursements made by the Company related to the Kurchatov arrangement were charged to research and development expenses and amounted to $1,109,500, $408,000 and $236,000, respectively, during the years ended December 31, 1996, 1997 and 1998.

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

      b)    Investments in Israeli Technology Companies

            During 1997, the Company acquired a 20% interest in four separate Israeli technology, research and development companies. In 1998, the Company acquired a 20% interest in two separate Israeli technology, research and development companies. The Company's share of losses incurred from these research companies has been accounted for on the equity basis and is included in research and development expenses. The amount charged to research and development for the years ended December 31, 1997 and 1998 approximated $102,000 and $172,000, respectively, which reduced the Company's investment in these six companies to zero.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS

            Technion Entrepreneurial Incubator, Ltd.

            During April 1997, the Company entered into an informal agreement in principal with the Technion Entrepreneurial Incubator, Ltd. ("TEI"), an Israeli corporation, to participate in certain technology research and development projects sponsored by the TEI, whereby the Company will provide 15%-20% of the financing required for, and will receive a 20% equity interest in, research and development projects selected by the Company. In furtherance of this venture, the Company has opened an office at the premises of TEI in Haifa, Israel, has identified three technology development projects for investment, and has agreed to invest in a fourth such project, involving certain polyurethane technology with potential use in paints and coatings. Pursuant to that agreement, the Company agreed to invest up to $60,000 in Chemonol, Ltd. ("Chemonol"), an Israeli corporation established to own and develop that technology, in exchange for 20% of Chemonol's voting equity (see Note 16). For each of the years ended December 31, 1997 and 1998, the Company has made a $30,000 payment, totalling $60,000 to Chemonol. The Company has also entered into agreements with the holder of 50% of Chemonol's outstanding voting equity (the "Principal Shareholder") granting to the Company a six-month option to acquire from the Principal Shareholder an additional 31% of Chemonol's voting equity for $93,000, and the present right to direct the voting of the Principal Shareholder's voting equity. The option was not exercised by the Company and expired during 1998. There can be no assurance that these or any other development projects will result in useful technologies or that the same will be commercially saleable or profitable.

            Incubator for Technological Entrepreneurship - Kiryat Weizmann, Ltd.

            During July 1997, the Company entered into an informal agreement in principal with the Incubator for Technological Entrepreneurship - Kiryat Weizmann, Ltd. ("Kiryat Weizmann, Ltd.") to participate in certain technology research and development projects sponsored by Kiryat Weizmann Ltd.

            Pursuant to that informal agreement, the Company agreed to invest, pursuant to a written agreement, up to $60,000 in Separator, Ltd. ("Separator"), an Israeli corporation established to own and develop technology, in exchange for 20% of Separator's voting equity. For each of the years ended December 31, 1997 and 1998, the Company has made a payment of $30,000, totalling $60,000, to Separator. The Company has also entered into written agreements with the holder of 50% of Separator's outstanding voting equity (the "Principal Shareholder") granting to the Company a one-year option, commencing on September 4, 1998, to acquire from the Principal Shareholder an additional 31% of Separator's voting equity for $93,000, and the present right to direct the voting of the Principal Shareholder's voting equity. There can be no assurance that these or any other development projects will result in useful technologies or that the same will be commercially saleable or profitable.

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

            Pursuant to that informal agreement, the Company agreed to invest, pursuant to written agreements, up to $60,000 per company in Comsyntech, Ltd. ("Comsyntech") and Remptech, Ltd. ("Remptech"), Israeli corporations established to own and develop technology, in exchange for 20% of Comsyntech's and Remptech's voting equity. For the years ended December 31, 1997 and 1998, the Company has made payments of $21,000 and $26,000, respectively, per company, to Comsyntech and Remptech. The last scheduled payment for each company, of $13,000, is scheduled to be made no later than February 1, 1999.

            On February 25 and May 19, 1998, the Company entered into two additional written agreements to invest $60,000 per company in Sortech Ltd. ("Sortech") and Amsel Ltd. ("Amsel"), Israeli corporations established to own and develop technology in exchange for 20% of Sortech and Amsel voting stock. For the year ended December 31, 1998, the Company has made aggregate payments of $30,000 to each company. The remaining two (2) scheduled payments of $15,000, to each company, are scheduled to be paid between March 1 through November 1, 1999.

            In connection with these investments, the Company obtained (i) an option to purchase a 20% common equity interest owned by the foundation exercisable for a period of 90 days commencing on November 6, 1999 for Comsyntech and Remptech, and upon termination of the development period for Sortech and Amsel, at a price to be determined for each company, (ii) a one-year option, commencing on May 6, 1998, to acquire from the Principal Shareholders of Comsyntech and Remptech an additional 31% of each Company's voting equity for $93,000, and a one-year option, commencing on January 6, 1999, to acquire from the Principal Shareholders of Sortech and Amsel an additional 31% of each Company's voting equity for $93,000, and (iii) the present right to direct the voting of the Principal Shareholders' voting equity. There can be no assurance that these or any other development projects will result in useful technologies or that the same will be commercially saleable or profitable.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS (Continued)

            Equity Transfer Consents for Israeli Companies

            For a period of two years commencing on the date of its registration as an Israeli corporation, the sale or other transfer of 25% or more of the outstanding common equity of each of Chemonol, Separator, Remptech, Comsyntech, Sortech and Amsel requires the consent of the Chief Scientist of the Israeli Ministry of Commerce and Technology. The Company's options to acquire additional common equity of the above Israeli Technology Companies are exercisable within such two-year periods and any acquisition of the common equity purchasable thereunder will, therefore, require the Chief of Scientist's consent. Although the Company presently expects that if requested such consent would be given, but there is no assurance that such consent will be granted.

      c) Pursuant to three Technology Purchase Agreements each dated January 1, 1998 and a fourth agreement dated April of 1998, the Company has acquired from Oleg L. Figovsky, Ph.D. , a consultant to the Company, all right, title and interest in and to the following four unpatented technologies developed by him, inclusive of future improvements thereto: (i) a group of related technologies, collectively known as "Interpenetrated Network Polymers" ("INPs"),
            (ii) "Liquid Ebonite Material" ("LEM"), (iii) "Rubber Concrete" ("RubCon") and (iv) Polymer Glues for operations in extreme environments for purchase prices of $75,000, $15,000, $35,000 and $62,500, respectively (each, a "Purchase Price"). Pursuant to each such Technology Purchase Agreement, during 15-year period, the Company is obligated to pay to Dr. Figovsky royalties equal to 49% of the Company's net revenues from the sale or licensing of any products incorporating the applicable technology, subject to the Company's right to deduct from the first royalties payable under each agreement an aggregate sum equal to the Purchase Price paid thereunder. The Company has accounted for this technology license fee as acquired research and development and, in accordance with FASB Interpretation No. 4, has charged the license fee of $187,500 research and development expenses during the year ended December 31, 1998.

      d) During June 1998, the Company purchased for $40,000 the rights to certain anticorrosive additive technology from Israeli scientists. The Company has charged the $40,000 expenditure to research and development expenses for the year ended December 31, 1998.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS (Continued)

      e) Re-sealable Containers. Pursuant to a sublicense (the "Re-sealable Container Sublicense") entered into in December 1997, the Company has acquired from ERBC an exclusive, worldwide license to commercialize, use, exploit and market two mechanical systems (the "Re-sealable Container Systems") for resealing soft-drink (and other similarly configured) beverage cans, and cardboard "TetraPak" beverage containers. "TetraPak" containers are four-sided, pyramidical beverage containers widely used in Europe, made of packaging material similar to milk "cartons" familiar to the U.S. market.

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

      f) On January 28, 1997, the Company entered into a technology transfer consulting arrangement with American Autopark, Ltd. ("Arbat") to license its technology, designs, renderings, blueprints and plans for the construction and operation of vertical parking structures. The Company is to receive a fee equal to $1,250 per parking space in each garage erected by Arbat or any of its affiliates based upon the technology transferred to Arbat by the Company. Certain shareholders of the Company are shareholders of Arbat.

            In August 1997, the Company received a $225,000 technology transfer fee under this agreement related to a construction of a parking structure in Moscow, Russia. The Company has deferred the recognition of this revenue until such time when all initial technology has been transferred to Arbat and the Company has no remaining obligation once construction commences.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS (Continued)

      g) In September 1996, the Company entered into a technology transfer and consulting agreement with Eurowaste, Ltd. ("Eurowaste"), a related party, under which Eurowaste will pay the Company $2,450,000 upon the initiation of construction of the first waste to energy plant, and a design and implementation consulting fee of $425,000 for each subsequent plant. A shareholder and director of the Company is the Chairman, Chief Executive Officer and a shareholder of Eurowaste.

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

      h) On May 1, 1995, the Company entered into a license agreement which granted the Company an exclusive right to license certain technologies for medical application systems in Russian/European countries for the remaining life of the patent for $37,500. In lieu of cash, the owner accepted 600,000 shares of the Company's common stock. The agreement called for quarterly royalty payments equal to 5% of gross revenues earned and received by the Company with a minimum annual royalty of $100,000. No minimum royalty payment was to accrue or be payable until December 1, 1995. The Company terminated the agreement on November 30, 1995 and expensed the cost of the license. No products were developed or sold using the licensed technology and no royalties were due the owner.

      I) On May 29, 1995, the Company entered into a license agreement which granted the Company, for the life of the patent, territorially limited exclusive license to use technology marketed under the name Coherent On Receive Only ("CORO") in Europe and the Near East. In consideration for the grant of the license and the use of the proprietary engineering, the Company agreed to pay the developer a $200,000 initial license fee upon delivery of the technology, along with an 8% royalty payable semi-annually on equipment gross sales.

            If the technology is delivered, the Company intends to account for the $200,000, an initial license fee and amortize over the shorter of the economic life of the technology or remaining term of license agreement.

            Management is currently evaluating the viability of this technology and its potential uses in various markets.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - MACHINERY AND EQUIPMENT

            Machinery and equipment consisted of the following:

                                                      December 31,
                                                   -----------------
                                                     1997      1998
                                                   -------   -------
            Cost                                   $17,344   $40,972
            Less:  Accumulated depreciation          3,294     9,126
                                                   -------   -------

                                                   $14,050   $31,846
                                                   =======   =======

            Depreciation expense for the years ended December 31, 1996, 1997 and 1998 amounted to $397, $2,897 and $5,832, respectively.

NOTE 5  -  ORGANIZATION AND PATENT COSTS

            Organization and patent costs consisted of the following:

                                                      December 31,
                                                   -----------------
                                                     1997      1998
                                                   -------   -------
             Organization cost                     $ 1,557   $ 1,557
             Cost of patents                        29,801    29,801
                                                   -------   -------
                                                    31,358    31,358
             Less:  Accumulated amortization         2,707     4,771
                                                   -------   -------

                                                   $28,651   $26,587
                                                   =======   =======

            Patent costs capitalized during 1997 and 1998 represent legal and other costs related to filing of patent applications in various countries.

            Amortization expense for the years ended December 31, 1996, 1997 and 1998 amounted to $612, $1,913, and $2,064, respectively.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE TO/RECEIVABLES FROM RELATED PARTIES

            Loans from Related Parties

            During 1996, three shareholders of the Company loaned the Company $341,300 under four separate promissory notes. The notes bear interest at the rate of 10% per annum and were due on December 31, 1996. In December of 1996, $141,300 of principal on such notes was repaid by the Company. The balance of $200,000 was converted into four units of the bridge financing discussed in Note 7. Interest expense related to these loans for 1996 amounted to $15,948.

            During 1997, the Company borrowed $420,140 from a shareholder of the Company. The loans were due on demand and provided for an interest rate of 10% per annum. As additional consideration, the shareholder received warrants to purchase 364,000 shares of common stock at $5.02 exercisable over the three-year period ending December 31, 2000 (see Note 11). As of December 31, 1997, the Company repaid all of the shareholder's loans which amounted to $420,140, plus applicable interest of $7,075.

            Loans to Related Parties

            In December 1996, the Company advanced $84,000 to a consultant and shareholder of the Company. The full amount, plus interest at 10% per annum, was repaid during February 1997.

            During 1996, the Company advanced $5,918 to Arbat Autopark, Ltd., a company related by virtue of common shareholders. Said advance is non-interest bearing and outstanding at December 31, 1997 and 1998.

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

            In December of 1997, the Company and the promissory note holders agreed to extend the original maturity date from December 18, 1997 to March 18, 1998 and increase the interest rate from 12% to 15% per annum effective on December 19, 1997. On March 6, 1998, the promissory notes were satisfied by the Company from proceeds of a Convertible Debenture financing completed on February 23, 1998 (Note
            8).

            See Note 11 for further discussion of this financing.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

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

            During the year ended December 31, 1998, a debenture holder converted $30,000 of principal and $2,169 of accrued interest into 100,002 shares of common stock.

            See Note 11 for further discussion of the 8% Convertible Debentures.

NOTE 9 - ACCRUED LIABILITIES

                     Accrued liabilities consist of the following:

                                                             December 31,
                                                       -----------------------
                                                             1997         1998
                                                       ----------   ----------
            Interest                                   $   35,231   $  549,479

            Penalties related to registration rights           --      350,000

            Professional fees                             294,386      352,234

            Consulting fees                               230,449      375,950

            Other                                          16,900       89,146
                                                       ----------   ----------

                                                       $  576,966   $1,716,809
                                                       ==========   ==========

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

            The Company was not required to provide for a provision for income taxes for the years ended December 31, 1996, 1997 and 1998 as a result of net operating losses incurred during those years.

            The components of deferred tax assets and liabilities at December 31, 1997 and 1998 are as follows:

                                                        1997            1998
                                                    -----------     -----------
Deferred Tax Assets:
   Net operating losses carryforwards               $ 1,636,000     $ 2,885,000
   Start-up costs                                       105,000          70,000
   Research and development costs                       168,000         246,000
   Compensatory element of stock issuances            3,553,000       4,003,000
                                                    -----------     -----------

          Total Gross Deferred Tax Assets             5,462,000       7,204,000

   Less:  Valuation allowance                        (5,462,000)     (7,204,000)
                                                    -----------     -----------

          Net Deferred Tax Assets                   $        --     $        --
                                                    ===========     ===========

            The net change in the valuation allowance for deferred tax assets was an increase of approximately $1,742,000.

            As of December 31, 1998, the Company had available approximately $8,500,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards from December 31, 1997 and prior expire during the year 2010 through 2013, and the December 31, 1998 NOL expires in the year 2018. Pursuant to Section 382 of the Internal Revenue Code, substantial restrictions are imposed on the utilization of net operating loss carryforwards in the event of an ownership change.

            A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:

                                                1996         1997         1998
                                              ------       ------       ------
Federal statutory rate                         (34.0)%      (34.0)%      (34.0)%
Non-deductible expenses and losses                --          1.0         11.8
Increase in valuation allowance                 34.0         33.0         22.2
                                              ------       ------       ------

  Effective rate                                 -0-%         -0-%         -0-%
                                              ======       ======       ======

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' DEFICIENCY

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' DEFICIENCY (Continued)

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

            Under the agreement, the notes were due one year from the issuance date. Holders of the shares of common stock issued pursuant to this agreement have, among other things, demand and mandatory registration rights, including penalties, which require the Company to issue to the Unit holders up to 1,000,000 additional shares of common stock if such shares were not registered under the Act within the specified time frame. As of December 31, 1996, the Company recorded an additional 500,000 shares of common stock to be issued under the offering based on the Company's belief that it would not meet one of the two filing deadlines. The Company did not meet either filing deadline and, accordingly, the 500,000 additional common shares recorded as of December 31, 1996, were issued to such holders in April 1997, and a further 500,000 common shares were issued to such holders in August 1997. As of their maturity in December 1997, the Company had insufficient funds to repay such notes and also had not yet registered the shares of common stock as required under the agreement. Accordingly, the Company obtained the agreement of the noteholders to extend the notes' maturity until March 18, 1998, in consideration of the issuance to the noteholders of an aggregate of 1,000,000 additional shares of the Company's common stock. The Company agreed to register such shares of common stock under the Act by April 1, 1998. Pursuant to the terms of the notes, as of December 19, 1997, their interest rate has been increased to 15% per annum.

            The Company failed to complete the registration statement by April 1, 1998 and, accordingly, under the terms of the December 1997 extension agreement, the Company issued to the holders of the Bridge Units an additional 500,000 shares of the Company's common stock.

            On March 6, 1998, the Company paid all of the $2,000,000 principal due to the holders of the bridge notes from proceeds of the February 23, 1998 Convertible Debenture offering.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' DEFICIENCY (Continued)

            Third Offering/Bridge Financing (Continued)

            The common shares issued under the December 1996 agreement and December 1997 extension agreement totalled 3,500,000 and have been accounted for separately from the promissory notes as an addition to paid-in capital for the value of the stock issued and as a charge to stockholders' deficiency for the unearned portion. The value assigned to the 3,500,000 shares was based on fair value and amounted to $7,976,124, of which $2,719,875 was recorded in 1996 attributable to 1,500,000 shares, and $4,725,000 was recorded in 1997 attributable 1,500,000 shares and $531,249 was recorded in 1998 attributable to 500,000 shares. These amounts are being amortized on the interest method over a 12-month period and charged to financing costs. The amount charged to financing costs for the years ended December 31, 1996, 1997 and 1998 amounted to $226,656, $7,218,219 and $531,249, respectively.

            Costs associated with this offering allocated to the promissory notes, which amounted to $22,150, have been capitalized and are being amortized as financing costs over the life of the notes. For the years ended December 31, 1996, 1997 and 1998, amortization related to the promissory note costs amounted to $1,846, $20,304 and $-0-, respectively.

            Fourth Offering/November 27, 1997 8% Convertible Debentures

            On November 27, 1997, the Company sold through a private placement $3,000,000, 8% convertible debenture notes, due November 27, 2000. As additional consideration, the Company issued separate warrants to the purchasers to acquire 60,000 shares of the Company's common stock at 110% of the market price, determined over the last five trading days prior to November 27, 1997, or $4.73 per share. The warrants are exercisable over two years.

            The debenture agreement permits the holders of the debentures to convert the debt into shares of common stock at beneficial conversion rates based on the timing of the conversions. The conversion feature commences at the earlier of: (i) the date the underlying shares to the convertible debentures are registered and declared effected by the SEC; (ii) 90 days after February 25, 1998. Shares of common stock to be issued at the conversion date shall be equal to the outstanding principal and accrued interest at the conversion date, divided by the conversion price. The conversion price is the lower of $5.38 or the average bid price per share of the Company's common stock for five trading days immediately preceding the conversion date, multiplied by (i) 80% in the case of conversions effected prior to May 29, 1998, (ii) 75% in the case of conversions effected on or after May 29, 1998, but prior to November 25, 1998, and (iii) 70% in the case of conversions effected on or after November 25, 1998. Furthermore, the conversion price may not be less than a specified "floor" initially set at $2.00. Commencing on November 27, 1999, all or any portion of the remaining debt, at the option of Eurotech, is convertible into common stock at the 70% conversion rate.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' DEFICIENCY (Continued)

            Fourth Offering/November 27, 1997 8% Convertible Debentures (Continued)

            On July 20, 1998, the Company modified the November 27, 1997 Convertible Debenture agreement, which eliminated the moving floor conversion price terms. The November 27, 1997 conversion price terms were replaced by the July 20, 1998 $1,000,000 convertible debenture note conversion price terms.

            The Convertible Debenture agreement obligates the Company to register a number of common shares equal to the sum of (i) 200% of the number of shares of common stock into which the debentures are convertible, (ii) interest thereon and (iii) 127,500 shares of common stock related to the warrants. Further, the Company has agreed that if a registration statement covering the underlying shares of the Convertible Debenture is either not filed with the SEC on or prior to January 15, 1998, or, if filed, is not declared effective by the SEC on or prior to February 16, 1998, the Company will be obligated to pay to the debenture holders liquidated damages equal to 1% of the aggregate principal amount of the then outstanding notes on the first day of each month until such filing or effectiveness deficiency is cured. The Company's Registration Statement was declared effective by the SEC in July 1998 and, accordingly, the Company accrued $180,000 for liquidated damages in accordance with this debenture agreement.

            The Company has assigned a value of $1,337,143 to the beneficial conversion feature of the debentures and $134,400 to the 60,000 warrants issued the purchasers of the Convertible Debentures. These amounts are accounted for separately from the Convertible Debentures as an addition to paid-in capital and as a reduction of stockholders' equity for the unearned portion. The unearned portion is being amortized on the interest method over the 180-day period commencing November 27, 1997 and is charged to financing costs. For the years ended December 31, 1997 and 1998, amortization of such unearned financing cost amounted to $277,958 and $1,193,585, respectively.

            Costs in connection with the $3,000,000 Convertible Debenture offering allocated to the Convertible Debentures, amounted to $472,080. Such costs were comprised of: (i) legal and professional fees amounting to $22,000, (ii) a placement fee to an unrelated party amounting to $300,000 and (iii) the placement agent received non-cash consideration valued at $150,080 consisting of warrants to purchase 67,500 shares of the Company's common stock at $4.73 per share, or 110% of Company's average closing price, determined over the last five trading days prior to November 27, 1997. The Company is amortizing such costs over 180 days as a financing expense commencing November 27, 1997. For the years ended December 31, 1997 and 1998, amortization related to such costs amounted to $89,170 and $382,910, respectively. During the year ended December 31, 1998, a debenture holder converted $30,000 of principal and $2,169 of accrued interest into 100,002 shares of common stock.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' DEFICIENCY (Continued)

            Fifth Offering/February 23, 1998 8% Convertible Debenture Offering

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

            On July 20, 1998, the Company modified the February 23, 1998 Convertible Debenture agreement, which eliminated the moving floor conversion price terms. The February 20, 1998 conversion price terms were replaced by the July 20, 1998 $1,000,000 Convertible Debenture note conversion price terms.

            The Convertible Debenture agreement obligates the Company to register a number of common shares equal to the sum of (i) 200% of the number of shares of common stock into which the debentures are convertible; (ii) interest thereon; and (iii) 60,000 shares of common stock related to the warrants. Furthermore, the Company has agreed that if a Registration Statement covering the underlying shares of the convertible note is either not filed with the SEC on or prior to March 2, 1998 or, if filed, is not declared effective by the SEC on or prior to March 15, 1998, the Company will be obligated to pay to the debenture holders liquidated damages equal to 1% of the aggregate principal amount of the then outstanding notes on the first day of each month until such filing or effectiveness deficiency is cured. The Company's Registration Statement was declared effective by the SEC in July of 1998 and, accordingly, the Company accrued $170,000 for liquidated damages in accordance with this debenture agreement.

            The Company has assigned a value of $1,000,000 to the debentures' beneficial conversion feature and $100,000 to the 60,000 warrants, and such amount is being amortized over 180 days commencing February 23, 1998. For the year ended December 31, 1998, amortization related to such costs amounted to $1,100,000.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' DEFICIENCY (Continued)

            Fifth Offering/February 23, 1998 8% Convertible Debenture Offering (Continued)

            Proceeds from the sale of the 3,000,000, 8% Convertible Debenture notes amounted to $2,765,000 net of costs which were comprised of:
            (i) legal and professional fees amounting to $10,000, (ii) a placement fee to an unrelated party amounting to $225,000. The legal and placement fees of $235,000 has been recorded as deferred financing costs and is being amortized over 180 days commencing February 23, 1998. For the year ended December 31, 1998, amortization related to such costs amounted to $235,000.

            Sixth Offering/July 20, 1998 8% Convertible Debenture Offering

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

            The Company has assigned a value of $430,000 to the debentures' beneficial conversion feature and $45,000 to the 125,000 warrants, and such amount will be amortized over 180 days commencing July 20, 1998. For the year ended December 31, 1998, amortization related to such costs amounted to $427,500.

            Proceeds from the sale of the 1,000,000, 8% Convertible Debenture notes, amounted to $975,000, net of legal and professional fees amounting to $25,000. The legal and professional fees of $25,000 have been recorded as deferred financing costs and will be amortized over 180 days commencing July 20, 1998. For the year ended December 31, 1998, amortization of such costs amounted to $22,500.

            As part of this agreement, the Company modified its two prior Convertible Debenture agreements to eliminate the moving floor conversion prices.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' DEFICIENCY (Continued)

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

            During the years ended December 31, 1997 and 1998, the Company issued 205,000 and 93,044 shares of common stock, respectively, as consideration for consulting services performed by various consultants, including related parties. During July 1998, the Company and the consultant mutually agreed to cancel 375,000 shares of common stock that were issued for past consulting services valued at $93,750. The value of the cancelled shares of $93,750 has been recorded as a reduction of consulting expense for the year December 31, 1998. Shares issued, net of cancelled shares, under these arrangements were valued at $839,550 and $422,200, which was all charged to operations during 1997 and 1998, respectively.

            Warrants

            At December 31, 1998, the Company had outstanding warrants to purchase 1,611,500 shares of the Company's common stock at prices ranging from $1 to $5.02 as described below.

            Pursuant to a financial consulting agreements, in April of 1996, the Company agreed to issue warrants to purchase 600,000 shares of common stock. The warrants are exercisable for a period of four years commencing May 22, 1997 at an exercise price of $1.00 per share. To date, the Company has issued warrants to purchase 130,000 shares of common stock. The Company has not issued the remaining 470,000 warrants due to the non-performance of services and for other business reasons (see Note 13).

            In October 1996, the Company entered into two-year consulting agreements with two individuals for certain advisory services. As full compensation for services to be rendered to the term of the agreements, the Company issued warrants to purchase 150,000 shares of common stock each exercisable for a period of five years commencing October 1, 1996 at an exercise price of $1.50 per share. For the years ended December 31, 1997 and 1998, no warrants were exercised.

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' DEFICIENCY (Continued)

            Warrants (Continued)

            Pursuant to a financial consulting agreement in December of 1997, a consultant was issued warrants to purchase 35,000 shares of common stock at $4.73 per share. The warrants may be exercised commencing January 1, 1998 and expire on December 31, 2000. The warrants were assigned a value of $39,588 which was all charged to operations as a financing expense during 1997.

            Pursuant to the Convertible Debenture financing completed in November of 1997, the Company issued to the purchasers of the convertible debenture notes warrants to purchase 60,000 shares of common stock and issued to the placement agent warrants to purchase 67,500 shares of common stock at $4.73 per share. The warrants may be exercised over a two-year period ending November 27, 1999. The warrants were valued at $284,480 and said amount will be charged to operations as a financing cost over the 180-day period commencing November 27, 1997.

            Pursuant to the Convertible Debenture financings completed on February 23, 1998 and July 20, 1998, the Company issued, to the purchasers of the convertible debenture notes, warrants to purchase 60,000 and 125,000 shares of common stock, respectively, at $2.30 and $1.06 per share, respectively. The warrants from the February 23, 1998 and July 20, 1998 convertible debt financings may be exercised over the two-year period ending February 23, 2000 and July 20, 2000, respectively. The warrants from the February 23, 1998 and July 20, 1998 convertible debt financings were valued at $100,000 and $45,000, respectively, and said amounts will be charged to operations as a financing cost over the 180-day period commencing February 23, 1998 and July 20, 1998, respectively.

            In estimating the value of warrants pursuant to the accounting provisions SFAS 123, the Company used the following assumptions:

                                                             December 31,
                                                      -------------------------
                                                       1996     1997     1998
                                                      -------  -------  -------
            Risk-free interest rate                     6%       5%       5%
            Expected life                             3 years  2 years  2 years
            Expected volatility                         30%      99%      33%
            Dividend yield                               0        0        0

            If such accounting provisions of SFAS 123 were applied to the year ended December 31, 1996, then the Company's net loss and the net loss per share would have been $3,764,983 and $0.25, respectively. There is no proforma effect for the years ended December 31, 1997 and 1998.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' DEFICIENCY (Continued)

            Earnings Per Share

            Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

Warrants to purchase common stock                                      1,611,500
Convertible Debentures (assumed conversion at December 31, 1998
    market value price and at largest discount)                       27,795,038
                                                                      ----------

Total as of December 31, 1998                                         29,406,538
                                                                      ==========

Substantial issuance after December 31, 1998 through
    January 12, 1999:
Convertible secured notes and related warrants issued
    January 12, 1999 (assumed conversion at January 12,
    1999 market value price price and at largest
    discount)                                                          1,624,159
                                                                      ==========

NOTE 12 - 1995 STOCK OPTION PLAN

            The Company's 1995 Stock Option Plan (the "Option Plan") was adopted by the Board of Directors and stockholders of the Company on November 12, 1995. Under the Option Plan, 500,000 shares of the Company's common stock, subject to certain adjustments, are reserved for issuance upon the exercise of options. Options granted under the Option Plan may be either (i) options intended to constitute incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or any corresponding provisions of succeeding law (the "Code") or (ii) non-qualified stock options. Incentive stock options may be granted under the Option Plan to employees (including officers) of the Company or a subsidiary corporation (or any director of, or consultant or advisor to, the Corporation, as may be selected by the committee) thereof on the date of grant. Non-qualified options may be granted to (i) non-employees of the Company or a subsidiary thereof on the date of the grant, and (ii) consultants of advisors who do not provide bonafide services, and such services must not be in connection with the offer or sale of securities in a capital raising transaction.

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 12 - 1995 STOCK OPTION PLAN (Continued)

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

            As of December 31, 1998, no options were granted under the Option Plan.

NOTE 13 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

            Lease Obligations

            In August 1996, the Company entered into a sublease agreement to rent office space located in California for a period of fourteen months. On November 1, 1997, the Company renewed the California lease for a five-year period. Under the lease agreement, annual rent will amount to $48,000 for each year, commencing November 1, 1997, subject to certain expense adjustments.

            On February 17, 1998, the Company assigned the California premise lease to an entity controlled by a company shareholder. This assignment was approved by the original lessor. During February 1998, the Company moved to a new office located in Washington, D.C. The new office premise is rented on a month-to-month basis at the rate of $3,350 per month.

            Commencing March 1997, the Company rented office space at the premises of Technion Entrepreneurial Incubator, Ltd., in Haifa, Israel, on a month-to-month tenancy basis at the rate of $300 per month.

            Rent expense for all premise operating leases was approximately $11,000, $42,000 and $58,864 for the years ended December 31, 1996,
            1997 and 1998, respectively.

            Employment Agreement

            During December 1997, the Company terminated the employment agreement with the former President of the Company effective on February 28, 1998. Pursuant to the employment agreement, the former President received: (i) base salary of $77,374 per year; (ii) 255,000 shares of the Company's common stock. The 255,000 shares issued pursuant to the contract was valued at $152,000 and was charged to operations during 1996.

            In April 1998, the Company employed a new president, who was terminated during November 30, 1998. Pursuant to a letter agreement, the former president received a base salary of $104,000 per annum, of which $70,000 was charged to the 1998 operations. The Company is currently negotiating with its former president for disputed compensation.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

            Consulting Agreements/Commitments

            Commencing January 1, 1997, the Company agreed to pay a consultant and advisor to the Company who is also a shareholder of the Company, monthly consulting fees of $16,667. This agreement expired on December 31, 1997.

            The Company engages ERBC under an oral agreement to develop business plans, develop business opportunities in the European Union, Russian and Ukraine and for the evaluation of various technologies held by former instrumentalities in the former Soviet Union. The Company paid ERBC for consulting services $16,200 for the year ended December 31, 1996.

            On April 15, 1996, the Company entered into a consulting agreement with a director, who also served as the Company's Chairman from January 23, 1998 through December 12, 1998. The April 15, 1996 agreement provides for the consultant to evaluate technologies acquired by the Company for the purpose of introducing such technologies to potential licensees. The agreement provides for a payment of $10,000 and issuance of 20,000 shares of common stock as consideration for services performed through September 15, 1996. Commencing October 15, 1996 through April 15, 1998, the Company is obligated to pay $2,000 and issue 4,000 shares of common stock on a monthly basis as compensation for the consulting services through the earlier of April 15, 1998 or the termination date. On December 12, 1998, the consulting agreement was terminated.

            In July 1996, as amended, the Company entered into a consulting agreement with a consultant to provide financial public relations services to the Company for a term of two years. The agreement can be terminated by the Company at the end of any calendar quarter by providing one week's written notice to the consultant. The agreement provided that the consultant initially receive monthly payments of $2,500, increased to $5,000, effective November 1996. Also, the consultant was granted an option to acquire up to 12,500 shares of common stock in each calendar quarter at an exercise price equal to the ask price per share on July 1 of each year as reported by National Quotation Bureau. During 1996 and 1997, options to acquire up to 25,000 common shares at $2.50 per share, and 50,000 common shares at $6.75 per share, respectively, have vested under this agreement. Each option shall has a term of one year. The options were not exercised by the consultant and expired during November 1998. The consulting agreement was terminated in November of 1998.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

            Consulting Agreements/Commitments (Continued)

            On November 2, 1996, the Company entered into a two-year consulting agreement for certain technology advisory services, including the evaluation of nuclear waste disposal technologies acquired by the Company for the purpose of introducing such technologies to potential licensees. The Company is obligated to pay $4,000 and issue 20,000 shares of common stock for services performed through November 15, 1996. Commencing December 15, 1996, the consultant is obligated to receive $4,000 and 4,000 shares of common stock on a monthly basis as compensation during the term of the agreement. Commencing November 1, 1998, the date the two-year consulting agreement expired, the Company and the consultant agreed to continue the former agreement on a month-to-month basis at the previous compensation arrangement.

            In December 1996, effective November 30, 1996, the Company entered into a two-year consulting agreement for certain advisory services, including directing a technology development branch in Israel. The advisor was paid $2,000 and issued 5,000 shares of common stock for services performed through November 15, 1996. Commencing January 1, 1997, on a monthly basis, the advisor will receive as compensation $1,000 and 2,000 shares of common stock during the term of the agreement. On December 1, 1997, the agreement was revised for a term of two years commencing on December 1, 1997. The revised agreement states that, on a monthly basis, the compensation will increase to $3,000 and 4,000 shares of common stock. Effective April 1, 1998, the Company agreed to increase the consultant's cash compensation to $5,000 per month, and will issue a number of shares of common stock equal to $6,000 per month. The number of shares will be determined based on the bid price 5 days prior to issuance.

            In December 1996, the Company entered into a consulting agreement for certain services, including establishing a technology development branch is Israel, for a period of two years. The Company is obligated in January 1997 to pay $2,000 and issued 5,000 shares of its common stock for services rendered through the date of the agreement. In addition, commencing January 1, 1997, the advisor will receive as compensation $1,000 and 1,000 shares of common stock during the term of the agreement. The agreement was terminated effective January 1, 1998.

            In December 1996, the Company entered into a consulting agreement with a shareholder of the Company for certain technology advisory services, including establishing a technology development branch in Israel, for a term of two years. Under the agreement, on April 1, 1997, the Company will pay an introductory sum of $2,000 and issue 5,000 shares of common stock. Commencing April 1, 1997, the shareholder will receive $1,000 on a monthly basis as compensation during the term of the agreement. The agreement was terminated effective January 1, 1998.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

            Consulting Agreements/Commitments (Continued)

            In December 1996, the Company entered into a two-year consulting agreement for certain advisory services, including managing a technology development branch in Israel. The advisor was paid $2,000 and issued 5,000 shares of common stock for services performed through November 15, 1996. Commencing January 1, 1997, on a monthly basis, the advisor will receive as compensation $1,000 and 2,000 shares of common stock during the term of the agreement. On December 1, 1997, the agreement was revised for a term of two years commencing on December 1, 1997. The revised agreement states that, on a monthly basis, the compensation will increase to $3,000 and 4,000 shares of common stock. Effective April 1, 1998, the Company agreed to increase the consultant's cash compensation to $5,000 per month, and will issue a number of shares of common stock equal to $6,000 per month. The number of shares will be determined based on the closing bid price 5 days prior to issuance.

            On April 1, 1998, the Company entered into a one-year consulting agreement for marketing and advisory services related to the Company's technologies. The agreement provides for a monthly fee of $11,000, payable in $5,000 in cash and the issuance of a number of shares of common stock equal to $6,000. The number of shares will be determined based on the closing bid price five days prior to issuance.

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

            Litigation

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

            Former Employee Dispute

            The former president has advised the Company that he believes that he was wrongfully terminated under the provisions of a certain employment agreement allegedly executed by the Company in his behalf, and has made demand for certain payments, as provided in the employment agreement in his possession. The Company has taken the position that there is no valid employment agreement with the former president and that he is not entitled to the payments demanded and is attempting to negotiate a settlement of the matter. The Company is unable to predict the outcome of this matter or any potential liability, which the Company may incur.

            NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

            Non-Cash Transactions

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

            1998:

            During the year ended December 31, 1998, a holder of debentures exercised the right under the November 27, 1997 convertible debenture bond agreement to convert principal of $30,000 and accrued interest of $2,194 into 100,002 shares of the Company's common stock.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 15 - ABORTED PROPOSED INITIAL PUBLIC OFFERING OF PREFERRED STOCK

            In June of 1997, the Company had determined not to proceed with a previously contemplated, initial public offering of preferred stock. Costs in connection therewith, aggregating $75,000, were charged to operations during the year ended December 31, 1997.

NOTE 16 - SUBSEQUENT EVENTS

            Secured Promissory Note

            On January 6, 1999, the Company's Chairman and the majority convertible debt holder agreed to provide $500,000 of short-term financing to the Company, $450,000 payable on January 6, 1999 and $50,000 payable on March 31, 1999. In exchange for this financing, the Company issued two secured promissory notes. Each secured promissory note bears interest at 8% per annum and is due January 6, 2000. The promissory notes are collateralized by the Company's intangible assets and can be exchanged for 8% Convertible Debentures under terms similar to the current outstanding debentures discussed in Note 11. As additional consideration for the financing, the Company issued to the secured promissory note holders warrants to purchase 84,750 shares of the Company's common stock at the average market value for five trading days immediately preceding the issuance date. The warrants expire five years from January 6, 1999.

            Employment Agreement

            On January 11, 1999, the Company entered into an employment agreement with its current president. The agreement provides for $2,000 per week salary and expires three months from January 11, 1999.

            Increase in Investment in Chemonol

            As discussed in Note 3, the Company has a 20% interest in Chemonol, an Israeli research and development company. On January 20, 1999, the Company entered into an agreement to invest $300,000 in exchange for an additional 16% of Chemonol's voting stock. The agreement provides for the Company to make four (4) equal payments of $75,000 commencing March 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. At the completion of the transaction, the Company will own 36% of Chemonol.