Form 10-Q
period 1999-03-31
EUROTECH LTD
filed 1999-05-20
CIK 1033030

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________.

Commission File Number 333-26673

               ---------------------------------------------------

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

                              1216 16th Street, NW
                                    Suite 200
                            Washington, DC 20036-3772
                    (Address of principal executive offices)

                                 (202) 466-5591
                           (Issuer's telephone number)


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

                               Yes |X|     No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,725,122 shares of Common Stock, $0.00025 par value, were outstanding as of March 31, 1999.

Transitional Small Business Disclosure Forms (check one):

                               Yes |_|     No |X|

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                                INDEX TO FORM 10Q

                                 MARCH 31, 1999

                                                                       Page Nos.
                                                                       ---------

PART I - FINANCIAL INFORMATION:

      ITEM I - FINANCIAL STATEMENTS

            BALANCE SHEETS                                               F-1
                  At December 31, 1998 and March 31, 1999

            STATEMENTS OF OPERATIONS                                     F-2
                  For the Three Months Ended March 31, 1998
                  For the Three Months Ended March 31, 1999
                  For the Period from Inception (May 26, 1995)
                  to March 31, 1999

            STATEMENTS OF STOCKHOLDERS' DEFICIENCY                    F-3 - F-6
                  For the Period from Inception (May 26, 1995)
                  to December 31, 1998
                  For the Three Months Ended March 31, 1999

            STATEMENTS OF CASH FLOWS                                     F-7
                  For the Three Months Ended March 31, 1998
                  For the Three Months Ended March 31, 1999
                  For the Period from Inception (May 26, 1995)
                  to March 31, 1999

            NOTES TO FINANCIAL STATEMENTS                             F-8 - F-13

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS
                                    (Note 2)

                                                             At December 31, 1998  At March 31, 1999
                                                             --------------------  -----------------
                                                                                      (Unaudited)
CURRENT ASSETS:
  Cash                                                            $      1,940       $     23,790
  Receivable from related parties                                        5,918              5,918
  Prepaid expenses and other current assets                                200              5,547
                                                                  ------------       ------------

      TOTAL CURRENT ASSETS                                               8,058             35,255

PROPERTY AND EQUIPMENT - net of accumulated
  depreciation                                                          31,846             29,797

OTHER ASSETS:
  Organization and patent costs - net of accumulated
    amortization                                                        26,587             26,071
  Deferred financing costs                                               2,361                 --
  Other assets                                                           7,551              9,751
                                                                  ------------       ------------

      TOTAL ASSETS                                                $     76,403       $    100,874
                                                                  ============       ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Convertible notes payable                                       $         --       $    450,000
  Accrued liabilities                                                1,716,809          1,891,768
  Deferred revenue                                                     225,000            325,000
                                                                  ------------       ------------

      TOTAL CURRENT LIABILITIES                                      1,941,809          2,666,768
                                                                  ------------       ------------

CONVERTIBLE DEBENTURES                                               6,970,000          6,660,000
                                                                  ------------       ------------

COMMITMENTS AND OTHER MATTERS (Notes 1, 2, 3, 5 and 6)

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $0.01 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                           --                 --
  Common stock - $0.00025 par value; 50,000,000 shares
    authorized; 19,621,882 and 20,725,122 shares issued and
    outstanding at December 31, 1998 and March 31, 1999,
    respectively                                                         4,905              5,181
  Additional paid-in capital                                        15,452,783         16,059,108
  Unearned financing costs                                             (47,500)           (93,560)
  Deficit accumulated during the development stage                 (24,245,594)       (25,196,623)
                                                                  ------------       ------------

      TOTAL STOCKHOLDERS' DEFICIENCY                                (8,835,406)        (9,225,894)
                                                                  ------------       ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIENCY                                                $     76,403       $    100,874
                                                                  ============       ============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                            For the Period
                                                     For the Three Months Ended March 31,   from Inception
                                                     ------------------------------------  (May 26, 1995) to
                                                            1998               1999          March 31, 1999
                                                        ------------       ------------    -----------------
REVENUES                                                $         --       $         --       $         --
                                                        ------------       ------------       ------------

OPERATING EXPENSES:
  Research and development                                   307,671            293,773          3,723,878
  Consulting fees                                            110,042            113,900          1,504,771
  Compensatory element of stock issuances pursuant
     to consulting agreements                                110,940             89,900          2,561,127
  Other general and administrative expenses                  559,381            154,216          3,261,169
                                                        ------------       ------------       ------------

    TOTAL OPERATING EXPENSES                               1,088,034            651,789         11,050,945
                                                        ------------       ------------       ------------

OPERATING LOSS                                            (1,088,034)          (651,789)       (11,050,945)
                                                        ------------       ------------       ------------

OTHER EXPENSES:
  Interest expense                                           130,625            167,514          1,034,647
  Amortization of deferred and unearned financing
    costs                                                  1,246,228            131,726         13,111,031
                                                        ------------       ------------       ------------

    TOTAL OTHER EXPENSES                                   1,376,853            299,240         14,145,678
                                                        ------------       ------------       ------------

NET LOSS                                                $ (2,464,887)      $   (951,029)      $(25,196,623)
                                                        ============       ============       ============

NET LOSS PER COMMON SHARE                               $       (.13)      $       (.05)
                                                        ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                    18,950,336         20,074,782
                                                        ============       ============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1998
                    AND THE THREE MONTHS ENDED MARCH 31, 1999

                                                                         Common Stock        Additional
                                                    Date of           ------------------      Paid-in
Period Ended December 31, 1995:                   Transaction         Shares      Amount      Capital
-------------------------------                   -----------         ------      ------      -------
                                                                       (1)
Founder shares issued ($0.00025 per share)          05/26/95         4,380,800    $1,095    $   (1,095)
Issuance of stock for offering consulting fees
  ($0.0625 per share)                               08/31/95           440,000       110        27,390
Issuance of stock ($0.0625 and $0.25
  per share)                                        Various          4,080,000     1,020       523,980
Issuance of stock for license ($0.0625 per
  share)                                            08/31/95           600,000       150        37,350
Issuance of stock options for offering legal
  and consulting fees                                                       --        --        75,000
Offering expenses                                                           --        --      (105,398)
Net loss                                                                    --        --            --
                                                                    ----------    ------    ----------
Balance - December 31, 1995                                          9,500,800     2,375       557,227

Year Ended December 31, 1996:
-----------------------------

Issuance of stock ($0.25 per share)                 Various          1,278,000       320       319,180
Exercise of stock options                           01/18/96           600,000       150            --
Issuance of stock for consulting fees
  ($0.34375 per share)                              03/22/96           160,000        40        54,960
Issuance of stock for consulting fees
  ($0.0625 per share)                               05/15/96         2,628,000       657       163,593
Issuance of stock for consulting fees
  ($0.590625 per share)                             06/19/96         1,500,000       375       885,563
Issuance of stock for consulting fees
  ($1.82 per share)                                 11/12/96            57,036        14       104,275
Issuance of stock pursuant to bridge financing
  ($1.81325 per share)                               12/96           1,500,000       375     2,719,500
Amortization of unearned financing costs                                    --        --            --
Repayment by stockholders                                                   --        --            --
Net loss                                                                    --        --            --
                                                                    ----------    ------    ----------
Balance - December 31, 1996                                         17,223,836    $4,306    $4,804,298
                                                                    ==========    ======    ==========

                                                                                    Deficit
                                                                                  Accumulated
                                                                  Unearned        During the
                                                    Due from      Financing       Development
Period Ended December 31, 1995:                   Stockholders      Costs            Stage            Total
-------------------------------                   ------------      -----            -----            -----
Founder shares issued ($0.00025 per share)          $    --      $        --      $        --      $        --
Issuance of stock for offering consulting fees
  ($0.0625 per share)                                    --               --               --           27,500
Issuance of stock ($0.0625 and $0.25
  per share)                                         (3,000)              --               --          522,000
Issuance of stock for license ($0.0625 per
  share)                                                 --               --               --           37,500
Issuance of stock options for offering legal
  and consulting fees                                    --               --               --           75,000
Offering expenses                                        --               --               --         (105,398)
Net loss                                                 --               --         (513,226)        (513,226)
                                                    -------      -----------      -----------      -----------
Balance - December 31, 1995                          (3,000)              --         (513,226)          43,376

Year Ended December 31, 1996:
-----------------------------

Issuance of stock ($0.25 per share)                      --               --               --          319,500
Exercise of stock options                                --               --               --              150
Issuance of stock for consulting fees
  ($0.34375 per share)                                   --               --               --           55,000
Issuance of stock for consulting fees
  ($0.0625 per share)                                    --               --               --          164,250
Issuance of stock for consulting fees
  ($0.590625 per share)                                  --               --               --          885,938
Issuance of stock for consulting fees
  ($1.82 per share)                                      --               --               --          104,289
Issuance of stock pursuant to bridge financing
  ($1.81325 per share)                                   --       (2,719,875)              --               --
Amortization of unearned financing costs                 --          226,656               --          226,656
Repayment by stockholders                             3,000               --               --            3,000
Net loss                                                 --               --       (3,476,983)      (3,476,983)
                                                    -------      -----------      -----------      -----------
Balance - December 31, 1996                         $    --      $(2,493,219)     $(3,990,209)     $(1,674,824)
                                                    =======      ===========      ===========      ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1998
                    AND THE THREE MONTHS ENDED MARCH 31, 1999

                                                                       Common Stock         Additional
                                                   Date of         -------------------       Paid-in
Year Ended December 31, 1997:                    Transaction       Shares       Amount       Capital
-----------------------------                    -----------       ------       ------       -------
                                                                    (1)
Balance - December 31, 1996                                      17,223,836     $4,306     $ 4,804,298

Issuance of stock for consulting fees
  ($2.50 per share)                                 03/97            64,000         16         159,984
Issuance of stock for consulting fees
  ($5.45 per share)                                 06/97            39,000          9         212,540
Issuance of stock for consulting fees
  ($5.00 per share)                                 09/97            59,000         15         294,986
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                                 06/97           500,000        125       2,724,875
Value assigned to conversion feature of
  Convertible Debentures                            11/97                --         --       1,337,143
Value assigned to issuance of 127,500 warrants
  in consideration for interest and placement
  fees in connection with Convertible Debentures    11/97                --         --         284,480
Value assigned to issuance of 35,000 warrants
  to shareholder for consulting services            11/97                --         --          39,588
Value assigned to issuance of 364,000 warrants
  to shareholder as additional consideration
  for financing activities                          11/97                --         --         862,680
Issuance of stock for consulting fees
  ($4.00 per share)                                 12/97            43,000         11         171,989
Accrual of stock issued January 1998 pursuant
  to penalty provision of bridge financing
  ($2.00 per share)                                 12/97         1,000,000        250       1,999,750
Amortization of unearned financing costs                                 --         --              --
Net loss                                                                 --         --              --
                                                                 ----------     ------     -----------
Balance - December 31, 1997                                      18,928,836     $4,732     $12,892,313
                                                                 ==========     ======     ===========

                                                                                       Deficit
                                                                                     Accumulated
                                                                   Unearned          During the
                                                   Due from        Financing         Development
Year Ended December 31, 1997:                    Stockholders        Costs              Stage              Total
-----------------------------                    ------------        -----              -----              -----
Balance - December 31, 1996                        $      --      $(2,493,219)      $ (3,990,209)      $ (1,674,824)

Issuance of stock for consulting fees
  ($2.50 per share)                                       --               --                 --            160,000
Issuance of stock for consulting fees
  ($5.45 per share)                                       --               --                 --            212,549
Issuance of stock for consulting fees
  ($5.00 per share)                                       --               --                 --            295,001
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                                       --       (2,725,000)                --                 --
Value assigned to conversion feature of
  Convertible Debentures                                  --       (1,337,143)                --                 --
Value assigned to issuance of 127,500 warrants
  in consideration for interest and placement
  fees in connection with Convertible Debentures          --         (284,480)                --                 --
Value assigned to issuance of 35,000 warrants
  to shareholder for consulting services                  --          (39,588)                --                 --
Value assigned to issuance of 364,000 warrants
  to shareholder as additional consideration
  for financing activities                                --         (862,680)                --                 --
Issuance of stock for consulting fees
  ($4.00 per share)                                       --               --                 --            172,000
Accrual of stock issued January 1998 pursuant
  to penalty provision of bridge financing
  ($2.00 per share)                                       --       (2,000,000)                --                 --
Amortization of unearned financing costs                  --        8,426,793                 --          8,426,793
Net loss                                                  --               --        (12,441,242)       (12,441,242)
                                                   ---------      -----------       ------------       ------------
Balance - December 31, 1997                        $      --      $(1,315,317)      $(16,431,451)      $ (4,849,723)
                                                   =========      ===========       ============       ============

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1998
                    AND THE THREE MONTHS ENDED MARCH 31, 1999

                                                                             Common Stock             Additional
                                                    Date of              ---------------------        Paid-in
Year Ended December 31, 1998:                     Transaction            Shares         Amount         Capital
-----------------------------                     -----------            ------         ------         -------
                                                                          (1)
Balance - December 31, 1997                                            18,928,836       $4,732       $12,892,313
Issuance of stock for consulting fees
  ($2.58 per share)                                   03/98                43,000           11           110,930
Issuance of stock for consulting fees
  ($0.85 per share)                                   06/98               143,000           35           215,895
Issuance of stock for consulting fees
  ($0.32 per share)                                   09/98               126,617           32           107,503
Issuance of stock for consulting fees                 12/98               155,427           39            81,505
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($1.0625 per share)                                 04/98               500,000          125           531,124
Value assigned to conversion feature of
  Convertible Debentures and 60,000
  warrants issued as additional interest              02/98                    --           --         1,100,000
Value assigned to conversion feature of
  Convertible Debentures and 125,000 warrants
  issued as additional interest                       07/98                    --           --           475,000
Cancellation of stock issued for consulting
  fees                                                07/98              (375,000)         (94)          (93,656)
Issuance of stock for conversion of debenture
  note payable ($0.32 per share)                   09/98, 11/98           100,002           25            32,169
Amortization of unearned financing costs                                       --           --                --
Net loss                                                                       --           --                --
                                                                       ----------       ------       -----------
Balance - December 31, 1998                                            19,621,882       $4,905       $15,452,783
                                                                       ==========       ======       ===========

                                                                                        Deficit
                                                                                      Accumulated
                                                                    Unearned          During the
                                                    Due from       Financing         Development
Year Ended December 31, 1998:                      Stockholders       Costs              Stage             Total
-----------------------------                      ------------       -----              -----             -----
Balance - December 31, 1997                           $    --      $(1,315,317)      $(16,431,451)      $(4,849,723)
Issuance of stock for consulting fees
  ($2.58 per share)                                        --               --                 --           110,941
Issuance of stock for consulting fees
  ($0.85 per share)                                        --               --                 --           215,930
Issuance of stock for consulting fees
  ($0.32 per share)                                        --               --                 --           107,535
Issuance of stock for consulting fees                      --               --                 --            81,544
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($1.0625 per share)                                      --         (531,249)                --                --
Value assigned to conversion feature of
  Convertible Debentures and 60,000
  warrants issued as additional interest                   --       (1,100,000)                --                --
Value assigned to conversion feature of
  Convertible Debentures and 125,000 warrants
  issued as additional interest                            --         (475,000)                --                --
Cancellation of stock issued for consulting
  fees                                                     --               --                 --           (93,750)
Issuance of stock for conversion of debenture
  note payable ($0.32 per share)                           --               --                 --            32,194
Amortization of unearned financing costs                   --        3,374,066                 --         3,374,066
Net loss                                                   --               --         (7,814,143)       (7,814,143)
                                                      -------      -----------       ------------       -----------
Balance - December 31, 1998                           $    --      $   (47,500)      $(24,245,594)      $(8,835,406)
                                                      =======      ===========       ============       ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

The accompanying notes are an integral part of these financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1998
                    AND THE THREE MONTHS ENDED MARCH 31, 1999

                                                                         Common Stock          Additional
                                                        Date of        ------------------       Paid-in
Three Months Ended March 31, 1999:                    Transaction      Shares      Amount       Capital
----------------------------------                    -----------      ------      ------       -------
                                                                        (1)
Balance - December 31, 1998                                          19,621,882    $4,905      $15,452,783

Issuance of stock for consulting fees
  ($0.77 per share)                                       03/99         116,039        29           89,871

Issuance of stock for conversion of debenture
  note payable ($0.35 per share)                          02/99         987,201       247          341,029

Value assigned to conversion feature of
  Convertible Debentures and 84,750 warrants
  issued as additional interest                           01/99              --        --          175,425

Amortization of unearned financing costs                                     --        --               --

Net loss                                                                     --        --               --
                                                                     ----------    ------      -----------
Balance - March 31, 1999                                             20,725,122    $5,181      $16,059,108
                                                                     ==========    ======      ===========

                                                                                        Deficit
                                                                                      Accumulated
                                                                      Unearned        During the
                                                        Due from      Financing       Development
Three Months Ended March 31, 1999:                    Stockholders      Costs            Stage              Total
----------------------------------                    ------------      -----            -----              -----

Balance - December 31, 1998                              $    --      $ (47,500)      $(24,245,594)      $(8,835,406)

Issuance of stock for consulting fees
  ($0.77 per share)                                           --             --                 --            89,900

Issuance of stock for conversion of debenture
  note payable ($0.35 per share)                              --             --                 --           341,276

Value assigned to conversion feature of
  Convertible Debentures and 84,750 warrants
  issued as additional interest                               --       (175,425)                --                --

Amortization of unearned financing costs                      --        129,365                 --           129,365

Net loss                                                      --             --           (951,029)         (951,029)
                                                         -------      ---------       ------------       -----------
Balance - March 31, 1999                                 $    --      $ (93,560)      $(25,196,623)      $(9,225,894)
                                                         =======      =========       ============       ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For the Three Months Ended        For the Period
                                                                                         March 31,               from Inception
                                                                              ------------------------------   (May 26, 1995) to
                                                                                  1998              1999         March 31, 1999
                                                                              ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                  $ (2,464,887)     $   (951,029)     $(25,196,623)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                                2,349             2,565            16,462
        Amortization of deferred and unearned financing costs                    1,246,228           131,726        13,111,031
        Accrued interest                                                            91,175            31,276            31,276
        Stock issued for license                                                        --                --            37,500
        Consulting fees satisfied by stock issuances                               110,940            89,900         2,561,127
                                                                              ------------      ------------      ------------
            Sub-total                                                           (1,014,195)         (695,562)       (9,439,227)

        Cash provided by (used in) the change in assets and liabilities:
            Decrease in advances to related parties                                     --                --            (5,918)
            Increase in prepaid expenses                                            (5,653)           (5,347)           (5,547)
            Increase in other assets                                                    --            (2,200)           (9,751)
            Increase in accrued liabilities                                        184,830           174,959         1,543,961
            Increase in deferred revenue                                                --           100,000           325,000
                                                                              ------------      ------------      ------------
      NET CASH USED IN OPERATING ACTIVITIES                                       (835,018)         (428,150)       (7,591,482)
                                                                              ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Organization and patent costs                                                       --                --           (31,358)
    Capital expenditures                                                           (13,984)               --           (40,972)
                                                                              ------------      ------------      ------------
      NET CASH USED IN INVESTING ACTIVITIES                                        (13,984)               --           (72,330)
                                                                              ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock options
    Proceeds from issuance of common stock                                              --                --               150
    Offering costs                                                                      --                --           841,500
    Repayment by stockholders                                                           --                --            (2,898)
    Proceeds from Convertible Debentures                                                --                --             3,000
    Proceeds from bridge notes                                                   3,000,000           450,000         7,450,000
    Repayments of bridge notes                                                          --                --         2,000,000
    Borrowings from stockholders                                                (2,000,000)               --        (2,000,000)
    Repayment to stockholders                                                           --                --           561,140
    Deferred financing costs                                                            --                --          (561,140)
                                                                                  (235,000)               --          (604,150)
                                                                              ------------      ------------      ------------
      NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                                                765,000           450,000         7,687,602
                                                                              ------------      ------------      ------------
(DECREASE) INCREASE IN CASH                                                        (84,002)           21,850            23,790

CASH - BEGINNING                                                                   617,756             1,940                --
                                                                              ------------      ------------      ------------

CASH - ENDING                                                                 $    533,754      $     23,790      $     23,790
                                                                              ============      ============      ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                                  $     36,630      $         --      $    315,921
                                                                              ============      ============      ============

    Income taxes                                                              $         --      $         --      $         --
                                                                              ============      ============      ============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1999

NOTE 1 - BASIS OF PRESENTATION

            The accompanying financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ( the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Form 10K as filed with the Securities and Exchange Commission.

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

                                 MARCH 31, 1999

NOTE 2 - BUSINESS AND CONTINUED OPERATIONS (Continued)

            The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has incurred losses from operations from inception. As of March 31, 1999, the Company has a stockholders' deficiency of $9,225,894, a working capital deficiency of $2,631,513 and an accumulated deficit since inception of $25,196,623. The Company requires additional funds to commercialize its technologies and continue research and development efforts. Until the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology, not yet completely developed, or that with respect to any technology that is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern.

            Since inception, the Company has financed its operations through sale of its securities, shareholder loans, a bridge financing totalling $2,000,000 completed in December of 1996, a Convertible Debenture financing of $3,000,000 completed in November of 1997 and a Convertible Debenture financing of $3,000,000 and $1,000,000 completed during February and July 1998, respectively. Proceeds from the February 1998 Convertible Debenture financing were used to retire the $2,000,000 bridge note. In January 1999, the Company borrowed $450,000 from two stockholders and issued a secured promissory note (see Note 3). The Company is exploring additional sources of working capital, which include a private offering of common stock, private borrowings and joint ventures.

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1999

NOTE 3 - NOTES PAYABLE

            Secured Promissory Note

            On January 6, 1999, the Company's Chairman and the majority convertible debt holder agreed to provide $500,000 of short-term financing to the Company, $450,000 payable on January 6, 1999 and $50,000 payable on March 31, 1999. In exchange for this financing, the Company issued two secured promissory notes. Each secured promissory note bears interest at 13% per annum and is due January 6, 2000. The promissory notes are collateralized by the Company's intangible assets and can be exchanged for 8% Convertible Debentures under terms similar to the current outstanding debentures. As additional consideration for the financing, the Company issued to the secured promissory note holders warrants to purchase 84,750 shares of the Company's common stock at an exercise price of $0.36 per share. The warrants expire five years from January 6, 1999. During the three months ended March 31, 1999, the Company received $450,000 under such agreement.

            The Company has assigned a value to the debenture's beneficial conversion feature and warrants amounting to $175,425, and such amount will be amortized over 180 days commencing January 6, 1999.

NOTE 4 - STOCKHOLDERS' DEFICIENCY

            Significant Common Stock Issuances During 1999

            During the three months ended March 31, 1999, a debenture holder converted $310,000 of principal and $31,276 of accrued interest into 987,201 shares of common stock.

            During the three months ended March 31, 1999, the Company issued 116,039 shares of common stock as consideration for consulting services performed by various employees and consultants, including related parties, through March 31, 1999. Shares issued under these arrangements were valued at $89,900, which was all charged to operations during the three months ended March 31, 1999.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1999

NOTE 4 - STOCKHOLDERS' DEFICIENCY (Continued)

            Earnings Per Share

            Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

            Warrants to purchase common stock                                       1,696,250
            Convertible Debentures (assumed conversion at March 31, 1999
              market value price and at largest discount)                          16,504,309
                                                                                   ----------

            Total as of March 31, 1999                                             18,200,559
                                                                                   ==========

            Substantial issuance after March 31, 1999 through April 30, 1999:

            Shares issued in connection with employment agreement                      60,000
                                                                                   ==========

NOTE 5 - TECHNOLOGY INVESTMENTS AND LICENSING AGREEMENT

            Investments in Israeli Technology Companies

            During 1997 and 1998, the Company agreed to acquire a 20% interest in seven separate Israeli technology, research and development companies ("incubators"). The Company's share of losses incurred by these companies has been accounted for on the equity basis and included in research and development expenses.

            The Company had, as of December 31, 1998, a 20% interest in Chemonol, an Israeli research and development company. On January 20, 1999, the Company entered into an agreement to invest $300,000 in exchange for an additional 16% of Chemonol's voting stock. The agreement provides for the Company to make four (4) equal payments of $75,000 commencing March 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. At the completion of the transaction, the Company will own 36% of Chemonol. During the three months ended March 31, 1999, the Company paid $75,000 under the agreement, which was charged to research and development costs.

            During the three months ended March 31, 1999, an additional $41,000 was invested in the seven Israeli technology incubators.

            The amount charged to research and development expenses related to these investments for the three months ended March 31, 1999 approximated $116,000, which reduced the carrying value of the Company's investment in these seven companies to $-0- at March 31, 1999.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1999

NOTE 5 - TECHNOLOGY INVESTMENTS AND LICENSING AGREEMENT (Continued)

            Proposed Sale of Technology

            The Company received a deposit on a proposed sale of its sublicensing rights to Re-sealable Container Systems and TetraPak containers. The proposed transaction is presently in the discussion stage and to-date, no agreements have been signed. Included in unearned revenue is the $100,000 deposit related to the proposed sale.

NOTE 6 - CONTINGENCIES AND OTHER MATTERS

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1999

NOTE 6 - CONTINGENCIES AND OTHER MATTERS (Continued)

            Litigation (Continued)

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

NOTE 7 - SUBSEQUENT EVENT

            Employment Agreement

            In April 1999, the Company entered into an employment agreement with the President of the Company providing for an annual salary of $140,000. The contract will commence once the Company secures additional funding. Until that time, the President will continue to be compensated under the original consulting agreement with aggregate compensation of $104,000. In addition, the Company issued 60,000 shares of common stock. According to the agreement, the Company is obligated to issue an additional 75,000 shares of restricted common stock on every anniversary. The agreement also provides for other bonuses, reimbursement of expenses, employee benefits and non-competition clauses. The agreement expires March 31, 2002 and is automatically renewable for three-year periods.

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

The Company has not been profitable since inception and expects to incur substantial operating losses over the next twelve months. For the period from inception to March 31, 1999, the Company incurred a cumulative net loss of approximately $25,196,000. The Company expects that it will generate losses until at least such time as it can commercialize its technologies, if ever. No assurance can be given that any of the Company's technologies can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

Results of Operations

For the Three Months Ended March 31, 1999 vs. the Three Months Ended March 31, 1998

The Company has had no revenues since inception. Consulting expenses decreased from $221,000 for the three months ended March 31, 1998 to $204,000 for the three months ended March 31, 1999. The decrease in consulting expense is principally the result of the Company's reduction in the number of consultants engaged during the period and the reduction in consulting fees paid by issuances of common stock. Other general and administrative expenses decreased from $559,000 for the three months ended March 31, 1998, to $154,000 for the three months ended March 31, 1999 primarily due to a decrease in professional fees and other costs related to the completion of a registration statement.

Research and development expenses decreased for the three months ended March 31, 1999 to $294,000, from $308,000, for the three months ended March 31, 1998. During 1998, the Company paid $187,500 to Professor Oleg L. Figovsky, Ph.D. in connection with four technology purchase agreements. These payments were charged to research and development expenses during the first quarter of 1998.

For the three months ended March 31, 1999 and 1998, the Company incurred operating losses of $652,000 and $1,088,000, respectively. The losses are principally due to expenses incurred in the acquisition and development of its technologies, consulting costs, general and administrative expenses and the lack of revenues.

Other expenses, consisting of interest expense and amortization of deferred and unearned finance costs, decreased from $1,377,000 for the three months ended March 31, 1998 to $299,000 for the three months ended March 31, 1999. The increase in interest expense was attributable to an increase in the amount of debt outstanding. Amortization of deferred and unearned financing costs decreased from $1,246,000 for the three months ended March 31, 1998 to $132,000 for the three months ended March 31, 1999. The decrease in the amortization of deferred and unearned financing costs is principally attributable to portions of unearned financing costs having been fully amortized during 1998.

The Company expects to incur significant losses during 1999. The Company anticipates that any revenue recognized in 1999 will be substantially offset by expenses incurred by the Company in its efforts to commercialize, sell and market its Principal Technologies.

Liquidity and Capital Resources

The Company's principal sources of working capital from inception have been net proceeds of $842,000 from the offering of common stock under Rule 504 of Regulation D, shareholder advances aggregating $761,440, a bridge financing completed in December 1996 of $2,000,000, and from private placement of $3,000,000 principal amount of 8% Convertible Debentures completed in November 1997, due November 27, 2000, $3,000,000 principal amount of 8% Convertible Debentures completed in February 1998, due February 23, 2001, $1,000,000 principal amount of 8% Convertible Debentures completed in July of 1998, due July 20, 2001 and $450,000 of notes exchangeable for 8% Convertible Debentures completed in January 1999.

The Debentures may be converted into shares of the Company's common stock at beneficial conversion rates based on the timing of the conversion. During the three months ended March 31, 1999, a debenture holder exercised the conversion right under the November 27, 1997 Convertible Debenture agreement and converted principal of $310,000 and accrued interest of $31,276 into 987,201 shares of the Company's common stock. Based on the bid price of the Company's common stock at March 31, 1999, the Debentures' principal could be converted into approximately 16 million shares of the Company's common stock.

On January 6, 1999, the Company's Chairman and the majority convertible debt holder agreed to provide $500,000 of short-term financing to the Company, $450,000 of which was paid on January 6, 1999 and the balance of which has yet to be received. In exchange for this financing, the Company issued two secured promissory notes. Each secured promissory note bears interest at 8% per annum and is due January 6, 2000. The promissory notes are collateralized by the Company's intangible assets and can be exchanged for 8% Convertible Debentures under terms similar to the current outstanding debentures.

During the quarter ended March 31, 1999, the Company received a deposit of $100,000 in connection with the proposed sale of its sublicensing rights to Resealable Container Systems and TetraPak Containers. The proposed transaction is presently in the discussion stage and to-date, no agreements have been signed.

During the three months ended March 31, 1999, the Company's principal source of cash was the January 1999 secured promissory notes from which it derived net proceeds of approximately $450,000 and a $100,000 deposit received in connection with a proposed sale of certain sublicensing rights.

The Company has agreed in principle to fund the commercialization of certain technologies developed in the former Soviet Union by scientists and researchers at Kurchatov, other institutes associated therewith, and EAPS, collectively the "Scientists". Kurchatov will provide the materials, facilities and personnel to complete the necessary work to commercialize such technologies. The Company also has agreed in principle to provide funding in connection with the marketing and sale of three of its Principal Technologies. Total expenditures under these programs approximated $116,000 during the three months ended March 31, 1999. The Company's principal source of funding for these expenditures during the three months ended March 31, 1999 was the proceeds from the Debenture Offerings.

On January 20, 1999, the Company entered into an agreement to invest $300,000 in exchange for an additional 16% interest in Chemonol, an Israeli research and development company. The agreement obligates the Company to make four equal payments of $75,000, commencing March 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. At the completion of the transaction, the Company will own 36% of Chemonol's common stock. During the three months ended March 31, 1999, the Company paid $75,000 under this obligation.

The Company will require additional financing to continue to fund research and development efforts, operating costs and complete necessary work to commercialize its technologies. As the development of each technology is completed and the technology's commercial applications are identified, the Company will seek joint venture partners to fund any further capital expenditures, including the project financing. The Company is exploring additional sources of working capital, including further private sales of securities, joint ventures and licensing of technologies. During the first quarter of 1999, the Company relied on shareholder loans of $450,000 as its principal source of working capital. The report of the Company's independent certified public accountants at December 31, 1998 contains an explanatory paragraph which expresses substantial doubt as to the Company's ability to continue as a going concern.

No assurance can be given that the Company can successfully obtain any additional financing or, if obtained, that such funding will not cause dilution to shareholders of the Company. Further, no assurance can be given as to the completion of research and development and the successful marketing of the Company's technologies.

The Company had a working capital deficiency and stockholders' deficiency of $2,632,000 and $9,226,000, respectively, as of March 31, 1999.

Year 2000 Compliance

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

Impact of Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 130, "Comprehensive Income" (SFAS 130), was issued in June 1997. SFAS 130 requires reclassification of earlier financial statements for comparative purposes. SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of certain items, foreign currency translation adjustments and gains and losses on certain securities, be shown in a financial statement SFAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The adoption of SFAS 130 did not have a material effect on the Company's financial statements.

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), was issued in June 1997. SFAS 131 becomes effective for the Company's fiscal year 1999 and requires restatement of disclosures for earlier periods presented for comparative purposes. This new standard requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and how it measures segment performance. SFAS 131 requires companies to disclose a measure of segment profit or loss, segment assets, and reconciliations to consolidated totals. It also requires entity-wide disclosures about a company's products and services, its major customers and the material countries in which it holds assets and reports revenues. The adoption of SFAS 131 did not have a material effect on the Company's financial statements.

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"), was issued in February 1998. SFAS 132 becomes effective for 1999 and requires restatement of disclosures for earlier periods presented for comparative purposes. SFAS 132 revises employers' disclosure about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, but rather standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate analysis, and eliminates certain disclosures that are no longer useful. The adoption of SFAS 132 did not have a material effect on the Company's financial statements.

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

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

            Not applicable.

Item 5.     Other Information.

            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits.

                  Not applicable.

            (b)   Reports on Form 8-K.

Item 27.    Financial Data Schedule (2)


------------------------
(2) Filed herewith

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 1999
       ------------

                                       EUROTECH, LTD.                 [CORPORATE
                                       (Registrant)                      SEAL]

                                       /s/ Frank Fawcett
                                           -------------------------------------
                                           President and Chief Financial Officer