Form 10-Q
period 1999-06-30
EUROTECH LTD
filed 1999-08-16
CIK 1033030

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________ to _____________________.

Commission File Number 333-26673

                    ----------------------------------------

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

                              Yes |X|       No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,149,454 shares of Common Stock, $0.00025 par value, were outstanding as of June 30, 1999.

Transitional Small Business Disclosure Forms (check one):

                              Yes |_|       No |X|

                                 EUROTECH, LTD.
                         (A Development Stage Company)
                               INDEX TO FORM 10Q
                                 JUNE 30, 1999

                                                                       Page Nos.
                                                                       ---------

PART I - FINANCIAL INFORMATION:

      ITEM I - FINANCIAL STATEMENTS

            BALANCE SHEETS                                                F-1
                  At December 31, 1998 and June 30, 1999

            STATEMENTS OF OPERATIONS                                      F-2
                  For the Six Months Ended June 30, 1998 and
                  1999 For the Period from Inception (May 26,
                  1995) to June 30, 1999

            STATEMENTS OF OPERATIONS                                      F-3
                  For the Three Months Ended June 30, 1998 and 1999

            STATEMENTS OF STOCKHOLDERS' DEFICIENCY                     F-4 - F-7
                  For the Period from Inception (May 26, 1995) to December 31, 1998 For the Six Months
                  Ended June 30, 1999

            STATEMENTS OF CASH FLOWS                                      F-8
                  For the Six Months Ended June 30, 1998 and
                  1999 For the Period from Inception (May 26,
                  1995) to June 30, 1999

            NOTES TO FINANCIAL STATEMENTS                             F-9 - F-15

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

                                 EUROTECH, LTD.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS
                                    (Note 2)

                                                              At December 31, 1998    At June 30, 1999
                                                              --------------------    ----------------
                                                                                        (Unaudited)
CURRENT ASSETS:
  Cash                                                            $      1,940          $    156,887
  Receivable from related parties                                        5,918                 5,918
  Prepaid expenses and other current assets                                200                 6,481
                                                                  ------------          ------------

    TOTAL CURRENT ASSETS                                                 8,058               169,286

PROPERTY AND EQUIPMENT - net of accumulated
  depreciation                                                          31,846                27,749

OTHER ASSETS:
  Organization and patent costs - net of accumulated
    amortization                                                        26,587                25,555
  Deferred financing costs                                               2,361                    --
  Other assets                                                           7,551                 9,750
                                                                  ------------          ------------

    TOTAL ASSETS                                                  $     76,403          $    232,340
                                                                  ============          ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Convertible notes payable                                       $         --          $    450,000
  Accrued liabilities                                                1,716,809             2,318,125
  Deferred revenue                                                     225,000               375,000
                                                                  ------------          ------------

    TOTAL CURRENT LIABILITIES                                        1,941,809             3,143,125
                                                                  ------------          ------------

CONVERTIBLE DEBENTURES                                               6,970,000             6,660,000
                                                                  ------------          ------------

COMMITMENTS AND OTHER MATTERS (Notes 1, 2, 3, 5 and 6)

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $0.01 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                           --
  Common stock - $0.00025 par value; 50,000,000 shares
    authorized; 19,621,882 and 23,349,454 shares issued and
    outstanding at December 31, 1998 and June 30, 1999,
    respectively                                                         4,905                 5,837
  Additional paid-in capital                                        15,452,783            17,175,640
  Unearned financing costs                                             (47,500)               (4,873)
  Deficit accumulated during the development stage                 (24,245,594)          (26,747,389)
                                                                  ------------          ------------

    TOTAL STOCKHOLDERS' DEFICIENCY                                  (8,835,406)           (9,570,785)
                                                                  ------------          ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      DEFICIENCY                                                  $     76,403          $    232,340
                                                                  ============          ============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                            For the Period
                                                       For the Six Months Ended June 30,    from Inception
                                                       --------------------------------    (May 26, 1995) to
                                                            1998               1999          June 30, 1999
                                                        ------------       ------------    -----------------
REVENUES                                                $         --       $         --       $         --
                                                        ------------       ------------       ------------

OPERATING EXPENSES:
  Research and development                                   560,511            493,149          3,923,254
  Consulting fees                                            178,476            317,486          1,708,357
  Compensatory element of stock issuances pursuant
     to consulting agreements                                326,871            660,088          3,131,315
  Other general and administrative expenses                  881,669            397,552          3,504,505
                                                        ------------       ------------       ------------

    TOTAL OPERATING EXPENSES                               1,947,527          1,868,275         12,267,431
                                                        ------------       ------------       ------------

OPERATING LOSS                                            (1,947,527)        (1,868,275)       (12,267,431)
                                                        ------------       ------------       ------------

OTHER EXPENSES:
  Interest expense                                           429,720            341,107          1,208,240
  Amortization of deferred and unearned financing
    costs                                                  3,049,661            292,413         13,271,718
                                                        ------------       ------------       ------------

    TOTAL OTHER EXPENSES                                   3,479,381            633,520         14,479,958
                                                        ------------       ------------       ------------

NET LOSS                                                $ (5,426,908)      $ (2,501,795)      $(26,747,389)
                                                        ============       ============       ============

NET LOSS PER COMMON SHARE                               $       (.28)      $       (.12)
                                                        ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                    19,248,919         20,622,701
                                                        ============       ============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           For the Three Months Ended June 30,
                                                           -----------------------------------
                                                                 1998               1999
                                                             ------------       ------------
REVENUES                                                     $         --       $         --
                                                             ------------       ------------

OPERATING EXPENSES:
  Research and development                                        252,840            199,376
  Consulting fees                                                  68,434            203,586
  Compensatory element of stock issuances pursuant
    to consulting agreements                                      215,931            570,188
  Other general and administrative expenses                       322,288            243,336
                                                             ------------       ------------

    TOTAL OPERATING EXPENSES                                      859,493          1,216,486
                                                             ------------       ------------

OPERATING LOSS                                                   (859,493)        (1,216,486)
                                                             ------------       ------------

OTHER EXPENSES:
  Interest expense                                                299,095            173,593
  Amortization of deferred and unearned financing costs         1,803,433            160,687
                                                             ------------       ------------

    TOTAL OTHER EXPENSES                                        2,102,528            334,280
                                                             ------------       ------------

NET LOSS                                                     $ (2,962,021)      $ (1,550,766)
                                                             ============       ============

NET LOSS PER COMMON SHARE                                    $       (.16)      $       (.07)
                                                             ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                  19,554,670         21,170,622
                                                             ============       ============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1998
                     AND THE SIX MONTHS ENDED JUNE 30, 1999



                                                                          Common Stock               Additional
                                                       Date of    ----------------------------         Paid-in
Period Ended December 31, 1995:                      Transaction   Shares (1)        Amount            Capital
------------------------------                       -----------  -----------      -----------       -----------
Founder shares issued ($0.00025 per share)             05/26/95     4,380,800      $     1,095       $    (1,095)
Issuance of stock for offering consulting fees
  ($0.0625 per share)                                  08/31/95       440,000              110            27,390
Issuance of stock ($0.0625 and $0.25
  per share)                                            Various     4,080,000            1,020           523,980
Issuance of stock for license ($0.0625 per
  share)                                               08/31/95       600,000              150            37,350
Issuance of stock options for offering legal
  and consulting fees                                                      --               --            75,000
Offering expenses                                                          --               --          (105,398)
Net loss                                                                   --               --                --
                                                                  -----------      -----------       -----------
Balance - December 31, 1995                                         9,500,800            2,375           557,227

Year Ended December 31, 1996:

Issuance of stock ($0.25 per share)                     Various     1,278,000              320           319,180
Exercise of stock options                              01/18/96       600,000              150                --
Issuance of stock for consulting fees
  ($0.34375 per share)                                 03/22/96       160,000               40            54,960
Issuance of stock for consulting fees
  ($0.0625 per share)                                  05/15/96     2,628,000              657           163,593
Issuance of stock for consulting fees
  ($0.590625 per share)                                06/19/96     1,500,000              375           885,563
Issuance of stock for consulting fees
  ($1.82 per share)                                    11/12/96        57,036               14           104,275
Issuance of stock pursuant to bridge financing
  ($1.81325 per share)                                    12/96     1,500,000              375         2,719,500
Amortization of unearned financing costs                                   --               --                --
Repayment by stockholders                                                  --               --                --
Net loss                                                                   --               --                --
                                                                  -----------      -----------       -----------

Balance - December 31, 1996                                        17,223,836      $     4,306       $ 4,804,298
                                                                  ===========      ===========       ===========

                                                                                           Deficit
                                                                                         Accumulated
                                                                         Unearned         During the
                                                       Due from          Financing        Development
Period Ended December 31, 1995:                      Stockholders          Costs             Stage             Total
------------------------------                       ------------       -----------      ------------       -----------
Founder shares issued ($0.00025 per share)            $        --       $        --       $        --       $        --
Issuance of stock for offering consulting fees
  ($0.0625 per share)                                          --                --                --            27,500
Issuance of stock ($0.0625 and $0.25
  per share)                                               (3,000)               --                --           522,000
Issuance of stock for license ($0.0625 per
  share)                                                       --                --                --            37,500
Issuance of stock options for offering legal
  and consulting fees                                          --                --                --            75,000
Offering expenses                                              --                --                --          (105,398)
Net loss                                                       --                --          (513,226)         (513,226)
                                                      -----------       -----------       -----------       -----------
Balance - December 31, 1995                                (3,000)               --          (513,226)           43,376

Year Ended December 31, 1996:

Issuance of stock ($0.25 per share)                            --                --                --           319,500
Exercise of stock options                                      --                --                --               150
Issuance of stock for consulting fees
  ($0.34375 per share)                                         --                --                --            55,000
Issuance of stock for consulting fees
  ($0.0625 per share)                                          --                --                --           164,250
Issuance of stock for consulting fees
  ($0.590625 per share)                                        --                --                --           885,938
Issuance of stock for consulting fees
  ($1.82 per share)                                            --                --                --           104,289
Issuance of stock pursuant to bridge financing
  ($1.81325 per share)                                         --        (2,719,875)               --                --
Amortization of unearned financing costs                       --           226,656                --           226,656
Repayment by stockholders                                   3,000                --                --             3,000
Net loss                                                       --                --        (3,476,983)       (3,476,983)
                                                      -----------       -----------       -----------       -----------

Balance - December 31, 1996                           $        --       $(2,493,219)      $(3,990,209)      $(1,674,824)
                                                      ===========       ===========       ===========       ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1998
                     AND THE SIX MONTHS ENDED JUNE 30, 1999



                                                                                 Common Stock                Additional
                                                          Date of        -----------------------------         Paid-in
Year Ended December 31, 1997:                           Transaction      Shares (1)          Amount            Capital
----------------------------                            -----------      ----------       ------------       ------------
Balance - December 31, 1996                                              17,223,836       $      4,306       $  4,804,298

Issuance of stock for consulting fees
  ($2.50 per share)                                        03/97             64,000                 16            159,984
Issuance of stock for consulting fees
  ($5.45 per share)                                        06/97             39,000                  9            212,540
Issuance of stock for consulting fees
  ($5.00 per share)                                        09/97             59,000                 15            294,986
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                                        06/97            500,000                125          2,724,875
Value assigned to conversion feature of
  Convertible Debentures                                   11/97                 --                 --          1,337,143
Value assigned to issuance of 127,500 warrants
  in consideration for interest and placement
  fees in connection with Convertible
  Debentures                                               11/97                 --                 --            284,480
Value assigned to issuance of 35,000 warrants
  to shareholder for consulting services                   11/97                 --                 --             39,588
Value assigned to issuance of 364,000 warrants
  to shareholder as additional consideration
  for financing activities                                 11/97                 --                 --            862,680
Issuance of stock for consulting fees
  ($4.00 per share)                                        12/97             43,000                 11            171,989
Accrual of stock issued January 1998 pursuant
  to penalty provision of bridge financing
  ($2.00 per share)                                        12/97          1,000,000                250          1,999,750
Amortization of unearned financing costs                                         --                 --                 --
Net loss                                                                         --                 --                 --
                                                                         ----------       ------------       ------------
Balance - December 31, 1997                                              18,928,836       $      4,732       $ 12,892,313
                                                                         ==========       ============       ============

                                                                                                 Deficit
                                                                                               Accumulated
                                                                             Unearned           During the
                                                          Due from           Financing         Development
Year Ended December 31, 1997:                           Stockholders           Costs              Stage              Total
----------------------------                             ----------         ------------       ------------       ------------
Balance - December 31, 1996                              $         --       $ (2,493,219)      $ (3,990,209)      $ (1,674,824)

Issuance of stock for consulting fees
  ($2.50 per share)                                                --                 --                 --            160,000
Issuance of stock for consulting fees
  ($5.45 per share)                                                --                 --                 --            212,549
Issuance of stock for consulting fees
  ($5.00 per share)                                                --                 --                 --            295,001
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                                                --         (2,725,000)                --                 --
Value assigned to conversion feature of
  Convertible Debentures                                           --         (1,337,143)                --                 --
Value assigned to issuance of 127,500 warrants
  in consideration for interest and placement
  fees in connection with Convertible
  Debentures                                                       --           (284,480)                --                 --
Value assigned to issuance of 35,000 warrants
  to shareholder for consulting services                           --            (39,588)                --                 --
Value assigned to issuance of 364,000 warrants
  to shareholder as additional consideration
  for financing activities                                         --           (862,680)                --                 --
Issuance of stock for consulting fees
  ($4.00 per share)                                                --                 --                 --            172,000
Accrual of stock issued January 1998 pursuant
  to penalty provision of bridge financing
  ($2.00 per share)                                                --         (2,000,000)                --                 --
Amortization of unearned financing costs                           --          8,426,793          8,426,793
Net loss                                                           --                 --        (12,441,242)       (12,441,242)
                                                         ------------       ------------       ------------       ------------
Balance - December 31, 1997                              $         --       $ (1,315,317)      $(16,431,451)      $ (4,849,723)
                                                         ============       ============       ============       ============


(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1998
                     AND THE SIX MONTHS ENDED JUNE 30, 1999



                                                                                 Common Stock                  Additional
                                                           Date of      -------------------------------         Paid-in
Year Ended December 31, 1998:                            Transaction     Shares (1)           Amount            Capital
----------------------------                             -----------    ------------       ------------       ------------
Balance - December 31, 1997                                               18,928,836       $      4,732       $ 12,892,313
Issuance of stock for consulting fees
  ($2.58 per share)                                          03/98            43,000                 11            110,930
Issuance of stock for consulting fees
  ($0.85 per share)                                          06/98           143,000                 35            215,895
Issuance of stock for consulting fees
  ($0.32 per share)                                          09/98           126,617                 32            107,503
Issuance of stock for consulting fees                        12/98           155,427                 39             81,505
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($1.0625 per share)                                        04/98           500,000                125            531,124
Value assigned to conversion feature of
  Convertible Debentures and 60,000
  warrants issued as additional interest                     02/98                --                 --          1,100,000
Value assigned to conversion feature of
  Convertible Debentures and 125,000 warrants
  issued as additional interest                              07/98                --                 --            475,000
Cancellation of stock issued for consulting fees             07/98          (375,000)               (94)           (93,656)
Issuance of stock for conversion of debenture
  note payable ($0.32 per share)                          09/98, 11/98       100,002                 25             32,169
Amortization of unearned financing costs                                          --                 --                 --
Net loss                                                                          --                 --                 --
                                                                        ------------       ------------       ------------
Balance - December 31, 1998                                               19,621,882       $      4,905       $ 15,452,783
                                                                        ============       ============       ============

                                                                                               Deficit
                                                                                              Accumulated
                                                                             Unearned         During the
                                                           Due from          Financing        Development
Year Ended December 31, 1998:                            Stockholders          Costs             Stage              Total
----------------------------                             ------------      ------------       ------------       ------------
Balance - December 31, 1997                              $         --      $ (1,315,317)      $(16,431,451)      $ (4,849,723)
Issuance of stock for consulting fees
  ($2.58 per share)                                                --                --                 --            110,941
Issuance of stock for consulting fees
  ($0.85 per share)                                                --                --                 --            215,930
Issuance of stock for consulting fees
  ($0.32 per share)                                                --                --                 --            107,535
Issuance of stock for consulting fees                              --                --                 --             81,544
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($1.0625 per share)                                              --          (531,249)                --                 --
Value assigned to conversion feature of
  Convertible Debentures and 60,000
  warrants issued as additional interest                           --        (1,100,000)                --                 --
Value assigned to conversion feature of
  Convertible Debentures and 125,000 warrants
  issued as additional interest                                    --          (475,000)                --                 --
Cancellation of stock issued for consulting fees                   --                --                 --            (93,750)
Issuance of stock for conversion of debenture
  note payable ($0.32 per share)                                   --                --                 --             32,194
Amortization of unearned financing costs                           --         3,374,066                 --          3,374,066
Net loss                                                           --                --         (7,814,143)        (7,814,143)
                                                         ------------      ------------       ------------       ------------
Balance - December 31, 1998                              $         --      $    (47,500)      $(24,245,594)      $ (8,835,406)
                                                         ============      ============       ============       ============

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

The accompanying notes are an integral part of these financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1998
                     AND THE SIX MONTHS ENDED JUNE 30, 1999



                                                                                 Common Stock                  Additional
                                                           Date of      -------------------------------         Paid-in
Six Months Ended June 30, 1999:                          Transaction     Shares (1)           Amount            Capital
------------------------------                           -----------    ------------       ------------       ------------
Balance - December 31, 1998                                             19,621,882          $  4,905          $15,452,783

Issuance of stock for consulting fees
  ($0.77 per share)                                        03/99           116,039                29               89,871

Issuance of stock for consulting fees
  ($0.72 per share)                                        06/99           624,332               156              446,532

Issuance of stock for conversion of debenture
  note payable ($0.35 per share)                           02/99           987,201               247              341,029

Value assigned to conversion feature of
  Convertible Debentures and 84,750 warrants
  issued as additional interest                            01/99                --                --              175,425

Value assigned to additional consideration for
  financing activities ($0.72 per share)                   05/99           100,000                25               71,975

Issuance of stock for additional working
  capital ($0.25 per share)                                06/99         1,900,000               475              474,525

Modification of warrants issued                            06/99                --                --              123,500

Amortization of unearned financing costs                                        --                --                   --

Net loss                                                                        --                --                   --
                                                                        ----------          --------          -----------
Balance - June 30, 1999                                                 23,349,454          $  5,837          $17,175,640
                                                                        ==========          ========          ===========

                                                                                               Deficit
                                                                                              Accumulated
                                                                             Unearned         During the
                                                           Due from          Financing        Development
Six Months Ended June 30, 1999:                          Stockholders          Costs             Stage              Total
------------------------------                           ------------      ------------       ------------       ------------
Balance - December 31, 1998                                $    --          $  (47,500)       $(24,245,594)      $(8,835,406)

Issuance of stock for consulting fees
  ($0.77 per share)                                             --                  --                  --            89,900

Issuance of stock for consulting fees
  ($0.72 per share)                                             --                  --                  --           446,688

Issuance of stock for conversion of debenture
  note payable ($0.35 per share)                                --                  --                  --           341,276

Value assigned to conversion feature of
  Convertible Debentures and 84,750 warrants
  issued as additional interest                                 --             (175,425)                --                --

Value assigned to additional consideration for
  financing activities ($0.72 per share)                        --              (72,000)                --                --

Issuance of stock for additional working
  capital ($0.25 per share)                                     --                   --                 --           475,000

Modification of warrants issued                                 --                   --                 --           123,500

Amortization of unearned financing costs                        --              290,052                 --           290,052

Net loss                                                        --                   --         (2,501,795)       (2,501,795)
                                                            ------          -----------       ------------       -----------
Balance - June 30, 1999                                     $   --          $    (4,873)      $(26,747,389)      $(9,570,785)
                                                            ======          ===========       ============       ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           For the Period
                                                                                                           from Inception
                                                                         For the Six Months Ended June 30, (May 26, 1995) to
                                                                               1998            1999         June 30, 1999
                                                                           ------------    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                               $ (5,426,908)   $ (2,501,795)     $(26,747,387)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                             4,698           5,128            19,026
        Amortization of deferred and unearned financing costs                 3,049,661         292,413        13,271,718
        Accrued interest                                                        208,329          31,276            31,276
        Stock issued for license                                                     --              --            37,500
        Consulting fees satisfied by stock issuances                            326,871         660,089         3,131,316
                                                                           ------------    ------------      ------------

            Sub-total                                                         1,837,343      (1,512,889)      (10,256,553)

        Cash provided by (used in) the change in assets and liabilities:
            Decrease in advances to related parties                                  --              --            (5,918)
            Increase in prepaid expenses                                         (5,453)         (6,281)           (6,481)
            Increase in other assets                                             (2,400)         (2,199)           (9,751)
            Increase in accrued liabilities                                     539,425         601,316         1,970,318
            Increase in deferred revenue                                             --         150,000           375,000
                                                                           ------------    ------------      ------------

      NET CASH USED IN OPERATING ACTIVITIES                                  (1,305,777)       (770,053)       (7,933,385)
                                                                           ------------    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization and patent costs                                                    --              --           (31,358)
    Capital expenditures                                                        (20,038)             --           (40,972)
                                                                           ------------    ------------      ------------

      NET CASH USED IN INVESTING ACTIVITIES                                     (20,038)             --           (72,330)
                                                                           ------------    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock options                                          --              --               150
    Proceeds from issuance of common stock                                           --         475,000         1,316,500
    Offering costs                                                                   --              --            (2,898)
    Repayment by stockholders                                                        --              --             3,000
    Proceeds from Convertible Debentures                                      3,000,000         450,000         7,450,000
    Proceeds from bridge notes                                                       --              --         2,000,000
    Repayments of bridge notes                                               (2,000,000)             --        (2,000,000)
    Borrowings from stockholders                                                     --              --           561,140
    Repayment to stockholders                                                        --              --          (561,140)
    Deferred financing costs                                                   (235,000)             --          (604,150)
                                                                           ------------    ------------      ------------

      NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                                             765,000         925,000         8,162,602
                                                                           ------------    ------------      ------------

(DECREASE) INCREASE IN CASH                                                    (560,815)        154,947           156,887

CASH - BEGINNING                                                                617,756           1,940                --
                                                                           ------------    ------------      ------------

CASH - ENDING                                                              $     56,941    $    156,887      $    156,887
                                                                           ============    ============      ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                               $     36,630    $        526      $    316,447
                                                                           ============    ============      ============

    Income taxes                                                           $         --    $         --      $         --
                                                                           ============    ============      ============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

NOTE 2 - BUSINESS AND CONTINUED OPERATIONS (Continued)

      The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has incurred losses from operations from inception. As of June 30, 1999, the Company has a stockholders' deficiency of $9,570,785, a working capital deficiency of $2,973,839 and an accumulated deficit since inception of $26,747,389. The Company requires additional funds to commercialize its technologies and continue research and development efforts. Until the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology, not yet completely developed, or that with respect to any technology that is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      Since inception, the Company has financed its operations through sale of its securities, shareholder loans, a bridge financing totalling $2,000,000 completed in December of 1996, a Convertible Debenture financing of $3,000,000 completed in November of 1997 and a Convertible Debenture financing of $3,000,000 and $1,000,000 completed during February and July 1998, respectively. Proceeds from the February 1998 Convertible Debenture financing were used to retire the $2,000,000 bridge note. In January 1999, the Company borrowed $450,000 from two stockholders and issued a secured promissory note (see Note 3). In May 1999, the Company borrowed $50,000 from an unrelated party, which was repaid in June 1999. During the quarter ended June 30, 1999, the Company raised $475,000 from the sale of restricted common stock. The Company is exploring additional sources of working capital, which include a private offering of common stock, private borrowings and joint ventures.

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

NOTE 3 - NOTES PAYABLE

      Secured Promissory Notes

      On January 6, 1999, the Company's Chairman and the majority convertible debt holder provided $450,000 of short-term financing to the Company, evidenced by two secured promissory notes. Each secured promissory note bears interest at 13% per annum and is due January 6, 2000. The promissory notes are collateralized by the Company's intangible assets and can be exchanged for 8% Convertible Debentures under terms similar to the current outstanding debentures. As additional consideration for the financing, the Company issued to the secured promissory note holders warrants to purchase 84,750 shares of the Company's common stock at an exercise price of $0.36 per share. The warrants expire five years from January 6, 1999.

      The Company has assigned a value to the debt's beneficial conversion feature and warrants amounting to $175,425, and such amount is being amortized over 180 days commencing January 6, 1999.

NOTE 4 - STOCKHOLDERS' DEFICIENCY

      Significant Common Stock Issuances During 1999

      During the six months ended June 30, 1999, a debenture holder converted $310,000 of principal and $31,276 of accrued interest into 987,201 shares of common stock.

      During the six months ended June 30, 1999, the Company issued 740,371 shares of common stock as consideration for consulting services performed by various employees and consultants, including related parties, through June 30, 1999. Shares issued under these arrangements were valued at $536,403, which was all charged to operations during the six months ended June 30, 1999.

      During the quarter ended June 30, 1999, the Company sold 1,900,000 shares of its restricted common stock for $475,000.

                                 EUROTECH, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

NOTE 4 - STOCKHOLDERS' DEFICIENCY (Continued)

      Earnings Per Share

      Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

Warrants to purchase common stock                                      1,696,250
Convertible Debentures (assumed conversion at June 30, 1999
    market value price and at largest discount)                       16,174,380
Option to purchase common stock                                           50,000
                                                                      ----------
Total as of June 30, 1999                                             17,920,630
                                                                      ==========

Substantial issuance after June 30, 1999 through July 31, 1999:

Warrants to purchase common stock                                         50,000
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

      The Company had, as of December 31, 1998, a 20% interest in Chemonol, an Israeli research and development company. On January 20, 1999, the Company entered into an agreement to invest $300,000 in exchange for an additional 16% of Chemonol's voting stock. The agreement provides for the Company to make four (4) equal payments of $75,000 commencing March 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. At the completion of the transaction, the Company will own 36% of Chemonol. During the six months ended June 30, 1999, the Company paid $150,000 under the agreement, which was charged to research and development costs.

      During the six months ended June 30, 1999, an additional $71,000 was invested in the seven Israeli technology incubators.

      The amount charged to research and development expenses related to these investments for the six months ended June 30, 1999 approximated $221,000, which reduced the carrying value of the Company's investment in these seven companies to $-0- at June 30, 1999.

                                 EUROTECH, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

NOTE 5 - TECHNOLOGY INVESTMENTS AND LICENSING AGREEMENT (Continued)

      Proposed Sale of Technology

      The Company received a deposit on a proposed sale of its sublicensing rights to Re-sealable Container Systems and TetraPak containers. The proposed transaction is presently in the discussion stage and to-date, no agreements have been signed. Included in unearned revenue is the $150,000 deposit related to the proposed sale.

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

NOTE 6 - CONTINGENCIES AND OTHER MATTERS (Continued)

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

NOTE 7 - SUBSEQUENT EVENT

      Employment Agreements

      In April 1999, the Company entered into an employment agreement with the President of the Company providing for an annual salary of $140,000. In addition, the Company issued 60,000 shares of common stock. As of July 1, 1999, the President resigned. On July 7, 1999, the Company entered into a letter agreement with its new President providing for a salary of $100,000 for the year commencing July 7, 1999, with an initial signing bonus of warrants to purchase 50,000 shares of common stock at a price equal to the market price at July 1, 1999. The warrants are exercisable for a term of three years.

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

The Company has not been profitable since inception and expects to incur substantial operating losses over the next twelve months. For the period from inception to June 30, 1999, the Company incurred a cumulative net loss of approximately $26,747,000. The Company expects that it will generate losses until at least such time as it can commercialize its technologies, if ever. No assurance can be given that any of the Company's technologies can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

Results of Operations

For the Six Months Ended June 30, 1999 vs. the Six Months Ended June 30, 1998

The Company has had no revenues since inception. Consulting expenses increased from $505,000 for the six months ended June 30, 1998 to $978,000 for the six months ended June 30, 1999. The increase in consulting expense is principally the result of the Company's increase in non-cash compensation issued to consultants and its Board of Directors and Advisory Board. Other general and administrative expenses decreased from $882,000 for the six months ended June 30, 1998, to $398,000 for the six months ended June 30, 1999, primarily due to a decrease in professional fees and other costs related to the completion of a registration statement.

Research and development expenses decreased for the six months ended June 30, 1999 to $493,000, from $560,000, for the six months ended June 30, 1998. During 1998, the Company paid $187,500 to Professor Oleg L. Figovsky, Ph.D. in connection with four technology purchase agreements. These payments were charged to research and development expenses during the first quarter of 1998. Research and development expenditures for the six months ended June 30, 1999 included $221,000 related to the Company's continuing investment in its seven Israeli technology companies and $272,000 for its German and Russian technologies.

For the six months ended June 30, 1999 and 1998, the Company incurred operating losses of $1,868,000 and $1,948,000, respectively. The losses are principally due to expenses incurred in the acquisition and development of its technologies, consulting costs, general and administrative expenses and the lack of revenues.

Other expenses, consisting of interest expense and amortization of deferred and unearned finance costs, decreased from $3,479,000 for the six months ended June 30, 1998 to $634,000 for the six months ended June 30, 1999. Amortization of deferred and unearned financing costs decreased from $3,050,000 for the six months ended June 30, 1998 to $292,000 for the six months ended June 30, 1999. The decrease in the amortization of deferred and unearned financing costs is principally attributable to portions of unearned financing costs having been fully amortized during 1998.

The Company expects to incur significant losses during 1999. The Company anticipates that any revenue recognized in 1999 will be substantially offset by expenses incurred by the Company in its efforts to commercialize, sell and market its Principal Technologies.

For the Three Months Ended June 30, 1999 vs. the Three Months Ended June 30,
1998

Consulting expenses increased from $284,000 for the three months ended June 30, 1998 to $774,000 for the three months ended June 30, 1999. The increase in consulting expense is principally the result of the Company's increase in non-cash compensation issued to consultants and its Board of Directors and Advisory Board. Other general and administrative expenses decreased from $322,000 for the three months ended June 30, 1998, to $243,000 for the three months ended June 30, 1999, primarily due to a decrease in professional fees and other costs related to the completion of a registration statement.

Research and development expenses decreased for the three months ended June 30, 1999 to $199,000, from $253,000, for the three months ended June 30, 1998. Research and development expenditures for the three months ended June 30, 1999 included $105,000 related to the Company's continuing investment in its seven Israeli technology companies and $94,000 for its German and Russian technologies.

For the three months ended June 30, 1999 and 1998, the Company incurred operating losses of $1,216,000 and $859,000, respectively. The losses are principally due to expenses incurred in the acquisition and development of its technologies, consulting costs, general and administrative expenses and the lack of revenues.

Other expenses, consisting of interest expense and amortization of deferred and unearned finance costs, decreased from $2,103,000 for the three months ended June 30, 1998 to $334,000 for the three months ended June 30, 1999. Amortization of deferred and unearned financing costs decreased from $1,803,000 for the three months ended June 30, 1998 to $161,000 for the three months ended June 30, 1999. The decrease in the amortization of deferred and unearned financing costs is principally attributable to portions of unearned financing costs having been fully amortized during 1998.

The Company expects to incur significant losses during 1999. The Company anticipates that any revenue recognized in 1999 will be substantially offset by expenses incurred by the Company in its efforts to commercialize, sell and market its Principal Technologies.

Liquidity and Capital Resources

The Company's principal sources of working capital from inception through December 31, 1998 have been net proceeds of $842,000 from the offering of common stock under Rule 504 of Regulation D, shareholder advances aggregating $761,440, a bridge financing completed in December 1996 of $2,000,000, $3,000,000 principal amount of 8% Convertible Debentures completed in November 1997, due November 27, 2000, $3,000,000 principal amount of 8% Convertible Debentures completed in February 1998, due February 23, 2001 and $1,000,000 principal amount of 8% Convertible Debentures completed in July of 1998, due July 20, 2001.

During the six months ended June 30, 1999, the Company's principal source of cash was the January 1999 secured promissory notes from which it derived net proceeds of approximately $450,000, a $150,000 deposit received in connection with a proposed sale of certain sublicensing rights and proceeds of $475,000 from the sale of restricted common stock.

The Debentures discussed above may be converted into shares of the Company's common stock at beneficial conversion rates based on the timing of the conversion. During the six months ended June 30, 1999, a debenture holder exercised the conversion right under the November 27, 1997 Convertible Debenture agreement and converted principal of $310,000 and accrued interest of $31,276 into 987,201 shares of the Company's common stock. Based on the bid price of the Company's common stock at June 30, 1999, the Debentures' principal could be converted into approximately 16 million shares of the Company's common stock.

On January 6, 1999, the Company's Chairman and the majority convertible debt holder provided $450,000 of short-term financing to the Company, evidenced by two secured promissory notes. Each secured promissory note bears interest at 13% per annum and is due January 6, 2000. The promissory notes are collateralized by the Company's intangible assets and can be exchanged for 8% Convertible Debentures under terms similar to the current outstanding debentures.

During the six months ended June 30, 1999, the Company received deposits of $150,000 in connection with the proposed sale of its sublicensing rights to Resealable Container Systems and TetraPak Containers. The proposed transaction is presently in the discussion stage and to-date, no agreements have been signed.

The Company has agreed in principle to fund the commercialization of certain technologies developed in the former Soviet Union by scientists and researchers at Kurchatov, other institutes associated therewith, and EAPS, collectively the "Scientists". Kurchatov will provide the materials, facilities and personnel to complete the necessary work to commercialize such technologies. The Company also has agreed in principle to provide funding in connection with the marketing and sale of its Principal Technologies. Total expenditures under these programs approximated $128,000 during the six months ended June 30, 1999. The Company's principal source of funding for these expenditures during the six months ended June 30, 1999 was the proceeds from the Debenture Offerings and proceeds from the sale of restricted common stock.

On January 20, 1999, the Company entered into an agreement to invest $300,000 in exchange for an additional 16% interest in Chemonol, an Israeli research and development company. The agreement obligates the Company to make four equal payments of $75,000, commencing March 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. At the completion of the transaction, the Company will own 36% of Chemonol's common stock. During the six months ended June 30, 1999, the Company paid $150,000 under this obligation.

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

The Company had a working capital deficiency and stockholders' deficiency of $2,974,000 and $9,571,000, respectively, as of June 30, 1999.

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

Dated: 8/16/99
       -------

                                          EUROTECH, LTD.
                                          (Registrant)


                                          /s/ Don V. Hahnfeldt
                                          -------------------------------------
                                          Don V. Hahnfeldt
                                          President and Chief Financial Officer

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

Item. 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      Current president resigned from the Company and a new president was added on July 7, 1999.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            Not applicable.

      (b)   Reports on Form 8-K.

Item 27. Financial Data Schedule (2)

----------
(2) Filed herewith