Form 10-Q
period 1999-09-30
EUROTECH LTD
filed 1999-11-22
CIK 1033030

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended September 30, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ____________________ to ________________________.

Commission File Number 333-26673

        -----------------------------------------------------------------

                                 EUROTECH, LTD.
        (Exact name of small business issuer as specified in its charter)

     District of Columbia                                       33-0662435
-------------------------------                              ------------------
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

                  Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,577,344 shares of Common Stock, $.00025 par value, were outstanding as of September 30, 1999.

Transitional Small Business Disclosure Forms (check one):

                  Yes |_| No |X|

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                                INDEX TO FORM 10Q

                               SEPTEMBER 30, 1999

                                                                       Page Nos.
                                                                       ---------
PART I - FINANCIAL INFORMATION:

      ITEM I - FINANCIAL STATEMENTS

      BALANCE SHEETS
            At December 31, 1998 and September 30, 1999                      F-1

      STATEMENTS OF OPERATIONS
            For the Nine Months Ended September 30, 1998 and 1999            F-2
            For the Period from Inception (May 26, 1995) to September
            30, 1999

      STATEMENTS OF OPERATIONS
            For the Three Months Ended September 30, 1998 and 1999           F-3

      STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
            For the Period from Inception (May 26, 1995) to December   F-4 - F-7
            31, 1998 For the Nine Months Ended September 30, 1999

      STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 1998 and 1999            F-8
            For the Period from Inception (May 26, 1995) to September
            30, 1999

      NOTES TO FINANCIAL STATEMENTS                                   F-9 - F-16

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

Page Nos.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS
                                    (Note 2)

                                                                    At December 31,  At Sept. 30, 1999
                                                                          1998          (Unaudited)
                                                                    ---------------  -----------------
CURRENT ASSETS:
  Cash                                                                $      1,940        $    311,982
  Receivable from related parties                                            5,918               5,918
  Prepaid expenses and other current assets                                    200                 200
                                                                      ------------        ------------

    TOTAL CURRENT ASSETS                                                     8,058             318,100

PROPERTY AND EQUIPMENT - net of accumulated depreciation                    31,846              25,700

OTHER ASSETS:
  Investment in Kurchatov Research Holdings, Ltd.                               --           4,841,438
  Organization and patent costs - net of accumulated amortization           26,587              25,038
  Deferred financing costs                                                   2,361                  --
  Other assets                                                               7,551               9,750
                                                                      ------------        ------------

    TOTAL ASSETS                                                      $     76,403        $  5,220,026
                                                                      ============        ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Notes payable                                                       $         --        $    570,509
  Accrued liabilities                                                    1,716,809           2,690,742
  Deferred revenue                                                         225,000             375,000
                                                                      ------------        ------------

    TOTAL CURRENT LIABILITIES                                            1,941,809           3,636,251
                                                                      ------------        ------------

CONVERTIBLE DEBENTURES                                                   6,970,000           6,660,000
                                                                      ------------        ------------

CONTINGENCIES AND OTHER MATTERS (Notes 1, 2, 5 and 6)

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $0.01 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                               --                  --
  Common stock - $0.00025 par value; 50,000,000 shares authorized;
    19,621,882 and 30,577,344 shares issued and outstanding at
    December 31,1998 and September 30, 1999, respectively                    4,905               7,644
  Additional paid-in capital                                            15,452,783          23,186,758
  Unearned financing costs                                                 (47,500)             (4,873)
  Deficit accumulated during the development stage                     (24,245,594)        (28,265,754)
                                                                      ------------        ------------

    TOTAL STOCKHOLDERS' DEFICIENCY                                      (8,835,406)         (5,076,225)
                                                                      ------------        ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'                               $     76,403        $  5,220,026
     DEFICIENCY                                                       ============        ============


See notes to financial statements

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   For the Period
                                                                                   from Inception
                                             For the Nine Months Ended Sept. 30,  (May 26, 1995) to
                                                   1998                  1999      Sept. 30, 1999
                                             ------------          ------------      ------------

REVENUES                                     $         --          $         --      $         --
                                             ------------          ------------      ------------

OPERATING EXPENSES:

  Research and development                        875,416               690,190         4,120,295
  Consulting fees                                 589,133               403,233         1,794,104
  Compensatory element of stock issuances
   pursuant to consulting agreements              340,656             1,267,828         3,739,055
  Other general and administrative expenses       841,777               843,736         3,950,689
                                             ------------          ------------      ------------

    TOTAL OPERATING EXPENSES                    2,646,982             3,204,987        13,604,143
                                             ------------          ------------      ------------

OPERATING LOSS                                 (2,646,982)           (3,204,987)      (13,604,143)
                                             ------------          ------------      ------------

OTHER EXPENSES:

  Interest expense                                632,270               522,760         1,389,893
  Amortization of deferred and unearned
   financing costs                              3,642,884               292,413        13,271,718
                                             ------------          ------------      ------------

    TOTAL OTHER EXPENSES                        4,275,154               815,173        14,661,611
                                             ------------          ------------      ------------

NET LOSS                                     $ (6,922,136)         $ (4,020,160)     $(28,265,754)
                                             ============          ============      ============

NET LOSS PER COMMON SHARE                          $(0.36)               $(0.18)
                                             ============          ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                    19,288,291            22,333,601
                                             ============          ============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     For the Three Months Ended Sept. 30,
                                                                     ------------------------------------

                                                                            1998             1999
                                                                      ------------          ------------

REVENUES                                                              $         --         $         --
                                                                      ------------         ------------

OPERATING EXPENSES:

  Research and development                                                 314,905              197,041
  Consulting fees                                                           83,786               85,747
  Compensatory element of stock issuances pursuant to consulting
   agreements                                                               13,785              607,740
  Other general and administrative expenses                                286,979              446,184
                                                                      ------------         ------------

    TOTAL OPERATING EXPENSES                                               699,455            1,336,712
                                                                      ------------         ------------

OPERATING LOSS                                                            (699,455)          (1,336,712)
                                                                      ------------         ------------

OTHER EXPENSES:

  Interest expense                                                         202,550              181,653
  Amortization of deferred and unearned financing costs                    593,223                   --
                                                                      ------------         ------------

    TOTAL OTHER EXPENSES                                                   795,773              181,653
                                                                      ------------         ------------

NET LOSS                                                              $ (1,495,228)        $ (1,518,365)
                                                                      ============         ============

NET LOSS PER COMMON SHARE                                             $      (0.08)        $      (0.06)
                                                                      ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                                            19,371,206           25,755,399
                                                                      ============         ============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1998
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999




                                                                                         Additional                   Unearned
                                                      Date of         Common Stock        Paid-in     Due from        Financing
Period Ended December 31, 1995:                     Transaction     Shares     Amount     Capital    Stockholders      Costs
-------------------------------                     -----------  -----------  -------   -----------  ------------     ---------
                                                                       (1)
Founder shares issued ($0.00025 per share)            05/26/95     4,380,800   $1,095   $    (1,095)    $    --     $        --
Issuance of stock for offering consulting fees
  ($0.0625 per share)                                 08/31/95       440,000      110        27,390          --              --
Issuance of stock ($0.0625 and $0.25
  per share)                                           Various     4,080,000    1,020       523,980      (3,000)             --
Issuance of stock for license ($0.0625 per
  share)                                              08/31/95       600,000      150        37,350          --              --
Issuance of stock options for offering legal
  and consulting fees                                                     --       --        75,000          --              --
Offering expenses                                                         --       --      (105,398)         --              --
Net loss                                                                  --       --            --          --              --
                                                                  ----------   ------   -----------     -------     -----------

Balance - December 31, 1995                                        9,500,800    2,375       557,227      (3,000)             --

Year Ended December 31, 1996:
-----------------------------

Issuance of stock ($0.25 per share)                    Various     1,278,000      320       319,180          --              --
Exercise of stock options                             01/18/96       600,000      150            --          --              --
Issuance of stock for consulting fees
  ($0.34375 per share)                                03/22/96       160,000       40        54,960          --              --
Issuance of stock for consulting fees
  ($0.0625 per share)                                 05/15/96     2,628,000      657       163,593          --              --
Issuance of stock for consulting fees
  ($0.590625 per share)                               06/19/96     1,500,000      375       885,563          --              --
Issuance of stock for consulting fees
  ($1.82 per share)                                   11/12/96        57,036       14       104,275          --              --
Issuance of stock pursuant to bridge financing
  ($1.81325 per share)                                   12/96     1,500,000      375     2,719,500          --      (2,719,875)
Amortization of unearned financing costs                                  --       --            --          --         226,656
Repayment by stockholders                                                 --       --            --       3,000              --
Net loss                                                                  --       --            --          --              --
                                                                  ----------   ------   -----------     -------     -----------

Balance - December 31, 1996                                       17,223,836   $4,306   $ 4,804,298     $    --     $(2,493,219)
                                                                  ==========   ======   ===========     =======     ===========


                                                      Deficit
                                                    Accumulated
                                                     During the
                                                    Development
Period Ended December 31, 1995:                        Stage         Total
-------------------------------                     -----------   -----------

Founder shares issued ($0.00025 per share)          $        --   $        --
Issuance of stock for offering consulting fees
  ($0.0625 per share)                                        --        27,500
Issuance of stock ($0.0625 and $0.25
  per share)                                                 --       522,000
Issuance of stock for license ($0.0625 per
  share)                                                     --        37,500
Issuance of stock options for offering legal
  and consulting fees                                        --        75,000
Offering expenses                                            --      (105,398)
Net loss                                               (513,226)     (513,226)
                                                    -----------   -----------

Balance - December 31, 1995                            (513,226)       43,376

Year Ended December 31, 1996:
-----------------------------

Issuance of stock ($0.25 per share)                          --       319,500
Exercise of stock options                                    --           150
Issuance of stock for consulting fees
  ($0.34375 per share)                                       --        55,000
Issuance of stock for consulting fees
  ($0.0625 per share)                                        --       164,250
Issuance of stock for consulting fees
  ($0.590625 per share)                                      --       885,938
Issuance of stock for consulting fees
  ($1.82 per share)                                          --       104,289
Issuance of stock pursuant to bridge financing
  ($1.81325 per share)                                       --            --
Amortization of unearned financing costs                     --       226,656
Repayment by stockholders                                    --         3,000
Net loss                                             (3,476,983)   (3,476,983)
                                                    -----------   -----------

Balance - December 31, 1996                         $(3,990,209)  $(1,674,824)
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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1998
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999



                                                                                         Additional                   Unearned
                                                      Date of         Common Stock        Paid-in     Due from        Financing
Year Ended December 31, 1997:                       Transaction     Shares     Amount     Capital    Stockholders      Costs
-------------------------------                     -----------  -----------  -------   -----------  ------------     ---------
                                                                       (1)
Balance - December 31, 1996                                      17,223,836    $4,306   $ 4,804,298     $    --     $(2,493,219)

Issuance of stock for consulting fees
  ($2.50 per share)                                      03/97       64,000        16       159,984          --              --
Issuance of stock for consulting fees
  ($5.45 per share)                                      06/97       39,000         9       212,540          --              --
Issuance of stock for consulting fees
  ($5.00 per share)                                      09/97       59,000        15       294,986          --              --
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                                      06/97      500,000       125     2,724,875          --      (2,725,000)
Value assigned to conversion feature of
  Convertible Debentures                                 11/97           --        --     1,337,143          --      (1,337,143)
Value assigned to issuance of 127,500 warrants
  in consideration for interest and placement
  fees in connection with Convertible
  Debentures                                             11/97           --        --       284,480     (284,480)            --
Value assigned to issuance of 35,000 warrants
  to shareholder for consulting services                 11/97           --        --        39,588     (39,588)             --
Value assigned to issuance of 364,000 warrants
  to shareholder as additional consideration
  for financing activities                               11/97           --        --       862,680          --        (862,680)
Issuance of stock for consulting fees
  ($4.00 per share)                                      12/97       43,000        11       171,989          --              --
Accrual of stock issued January 1998 pursuant
  to penalty provision of bridge financing
  ($2.00 per share)                                      12/97    1,000,000       250     1,999,750          --      (2,000,000)
Amortization of unearned financing costs                                 --        --            --          --       8,426,793
Net loss                                                                 --        --            --          --              --
                                                                 ----------    ------   -----------     -------     -----------
                                                                                    -             -           -               -
Balance - December 31, 1997                                      18,928,836    $4,732   $12,892,313     $    --     $(1,315,317)
                                                                 ==========    ======   ===========     =======     ===========


                                                       Deficit
                                                     Accumulated
                                                      During the
                                                     Development
Year Ended December 31, 1997:                           Stage         Total
-------------------------------                      -----------   -----------

Balance - December 31, 1996                          $(3,990,209)  $(1,674,824)

Issuance of stock for consulting fees
  ($2.50 per share)                                           --       160,000
Issuance of stock for consulting fees
  ($5.45 per share)                                           --       212,549
Issuance of stock for consulting fees
  ($5.00 per share)                                           --       295,001
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                                           --            --
Value assigned to conversion feature of
  Convertible Debentures                                      --            --
Value assigned to issuance of 127,500 warrants
  in consideration for interest and placement
  fees in connection with Convertible                         --            --
  Debentures
Value assigned to issuance of 35,000 warrants                 --            --
  to shareholder for consulting services
Value assigned to issuance of 364,000 warrants
  to shareholder as additional consideration
  for financing activities                                    --            --
Issuance of stock for consulting fees
  ($4.00 per share)                                           --       172,000
Accrual of stock issued January 1998 pursuant
  to penalty provision of bridge financing
  ($2.00 per share)                                           --            --
Amortization of unearned financing costs                      --     8,426,793
Net loss                                             (12,441,242)   12,441,242)
                                                     -----------   -----------
                                                               -             -
Balance - December 31, 1997                         $(16,431,451)  $(4,849,723)
                                                    ============   ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1998
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999



                                                                                         Additional                   Unearned
                                                      Date of         Common Stock        Paid-in     Due from        Financing
Year Ended December 31, 1998:                       Transaction     Shares     Amount     Capital    Stockholders      Costs
-------------------------------                     -----------  -----------  -------   -----------  ------------     ---------
                                                                       (1)
Balance - December 31, 1997                                      18,928,836    $4,732   $12,892,313     $    --     $(1,315,317)
Issuance of stock for consulting fees
  ($2.58 per share)                                      03/98       43,000        11       110,930          --              --
Issuance of stock for consulting fees
  ($0.85 per share)                                      06/98      143,000        35       215,895          --              --
Issuance of stock for consulting fees
  ($0.32 per share)                                      09/98      126,617        32       107,503          --              --
Issuance of stock for consulting fees                    12/98      155,427        39        81,505          --              --
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($1.0625 per share)                                    04/98      500,000       125       531,124          --        (531,249)
Value assigned to conversion feature of
  Convertible Debentures and 60,000
  warrants issued as additional interest                 02/98           --        --     1,100,000          --      (1,100,000)
Value assigned to conversion feature of
  Convertible Debentures and 125,000 warrants
  issued as additional interest                          07/98           --        --       475,000          --        (475,000)
Cancellation of stock issued for consulting
  fees                                                   07/98     (375,000)      (94)      (93,656)         --              --
Issuance of stock for conversion of debenture
  note payable ($0.32 per share)                   9/98, 11/98      100,002        25        32,169          --              --
Amortization of unearned financing costs                                 --        --            --          --       3,374,066
Net loss                                                                 --        --            --          --              --
                                                                 ----------    ------   -----------     -------     -----------

Balance - December 31, 1998                                      19,621,882    $4,905   $15,452,783     $    --     $   (47,500)
                                                                 ==========    ======   ===========     =======     ===========


                                                       Deficit
                                                     Accumulated
                                                      During the
                                                     Development
Year Ended December 31, 1998:                           Stage         Total
-------------------------------                      -----------   -----------

Balance - December 31, 1997                          $(16,431,451) $(4,849,723)
Issuance of stock for consulting fees
  ($2.58 per share)                                           --       110,941
Issuance of stock for consulting fees
  ($0.85 per share)                                           --       215,930
Issuance of stock for consulting fees
  ($0.32 per share)                                           --       107,535
Issuance of stock for consulting fees                         --        81,544
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($1.0625 per share)                                         --            --
Value assigned to conversion feature of
  Convertible Debentures and 60,000
  warrants issued as additional interest                      --            --
Value assigned to conversion feature of
  Convertible Debentures and 125,000 warrants
  issued as additional interest                               --            --
Cancellation of stock issued for consulting
  fees                                                        --       (93,750)
Issuance of stock for conversion of debenture
  note payable ($0.32 per share)                              --        32,194
Amortization of unearned financing costs                      --     3,374,066
Net loss                                              (7,814,143)   (7,814,143)
                                                     -----------   -----------

Balance - December 31, 1998                         $(24,245,594)  $(8,835,406)
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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1998
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999



                                                                                         Additional                   Unearned
                                                      Date of         Common Stock        Paid-in     Due from        Financing
Nine Months Ended September 30, 1999:               Transaction     Shares     Amount     Capital    Stockholders      Costs
-------------------------------------               -----------  -----------  -------   -----------  ------------     ---------
                                                                       (1)
Balance - December 31, 1998                                       9,621,882    $4,905   $15,452,783     $    --     $   (47,500)
Issuance of stock for consulting fees
  ($0.77 per share)                                      03/99      116,039    $   29   $    89,871          --     $        --
Issuance of stock for consulting fees
  ($0.72 per share)                                      06/99      624,332       156       446,532          --              --
Issuance of stock for consulting fees
  ($0.98 per share)                                      09/99      615,310       154       607,586          --              --
Issuance of stock for conversion of debenture
  note payable ($0.35 per share)                         02/99      987,201       247       341,029          --              --
Issuance of stock for finder's fee
  ($0.77 per share)                                      09/99       82,580        20        63,727          --              --
Value assigned to conversion feature of
  Convertible Debentures and 84,750 warrants
  issued as additional interest                          01/99           --        --       175,425          --        (175,425)
Value assigned to additional consideration for
  financing activities ($0.72 per share)                 05/99      100,000        25        71,975          --         (72,000)
Acquisition of 6,795,000 shares of Kurchatov
  Research Holdings, Ltd. ($1.07 per share)              09/99    4,530,000     1,133     4,840,305          --              --
Issuance of stock ($0.25 per share)                      06/99    1,900,000       475       474,525          --              --
Issuance of stock ($0.25 per share)                      09/99    2,000,000       500       499,500          --              --
Modification of warrants issued                          06/99           --        --       123,500          --              --
Amortization of unearned financing costs                                 --        --            --          --         290,052
Net loss                                                                 --        --            --          --              --
                                                                 ----------    ------   -----------     -------     -----------

Balance - September 30, 1999                                     30,577,344    $7,644   $23,186,758     $    --     $    (4,873)
                                                                 ==========    ======   ===========     =======     ===========


                                                        Deficit
                                                      Accumulated
                                                       During the
                                                      Development
Nine Months Ended September 30, 1999:                    Stage         Total
-------------------------------------                 -----------   -----------

Balance - December 31, 1998                           $(24,245,594) $(8,835,406)
Issuance of stock for consulting fees
  ($0.77 per share)                                   $        --   $    89,900
Issuance of stock for consulting fees
  ($0.72 per share)                                            --       446,688
Issuance of stock for consulting fees
  ($0.98 per share)                                            --       607,740
Issuance of stock for conversion of debenture
  note payable ($0.35 per share)                               --       341,276
Issuance of stock for finder's fee
  ($0.77 per share)                                            --        63,747
Value assigned to conversion feature of
  Convertible Debentures and 84,750 warrants
  issued as additional interest                                --            --
Value assigned to additional consideration for
  financing activities ($0.72 per share)                       --            --
Acquisition of 6,795,000 shares of Kurchatov
  Research Holdings, Ltd. ($1.07 per share)                    --     4,841,438
Issuance of stock ($0.25 per share)                            --       475,000
Issuance of stock ($0.25 per share)                            --       500,000
Modification of warrants issued                                --       123,500
Amortization of unearned financing costs                       --       290,052
Net loss                                               (4,020,160)   (4,020,160)
                                                      -----------   -----------

Balance - September 30, 1999                         $(28,265,754)  $(5,076,225)
                                                     ============   ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           For the Period
                                                                                                           from Inception
                                                                     For the Nine Months Ended Sept. 30,  (May 26, 1995) to
                                                                           1998                  1999      Sept. 30, 1999
                                                                     ------------          -------------  -----------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $ (6,922,136)         $ (4,020,160)    $(28,265,754)
  Adjustments to reconcile net loss to net cash provided by (used
   in) operating activities:
     Depreciation and amortization                                          7,046                 7,695           21,593
     Amortization of deferred and unearned financing costs              3,642,884               292,413       13,271,718
     Stock issued for license                                                  --                    --           37,500
     Consulting fees and other compensation satisfied by stock
      issuances                                                           340,656             1,331,575        3,802,802

     Cash provided by (used in) the change in assets and
      liabilities:
        (Decrease) increase in advances to related parties                     --                    --           (5,918)
        Increase in prepaid expenses                                       (4,708)                   --             (200)
        Increase in other assets                                           (4,400)               (2,200)          (9,751)
        Increase in deferred revenue                                           --               150,000          375,000
        Increase in accrued liabilities                                   955,662             1,125,719        2,494,720
                                                                     ------------          ------------     ------------

     NET CASH USED IN OPERATING ACTIVITIES                             (1,984,996)           (1,114,958)      (8,278,290)
                                                                     ------------          ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Organization and patent costs                                                --                    --          (31,358)
  Capital expenditures                                                    (23,628)                   --          (40,972)
                                                                     ------------          ------------     ------------

    NET CASH USED IN INVESTING ACTIVITIES                                 (23,628)                   --          (72,330)
                                                                     ------------          ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                      --                    --              150
  Proceeds from issuance of common stock                                       --               975,000        1,816,500
  Offering costs                                                               --                    --           (2,898)
  Repayment by stockholders                                                    --                    --            3,000
  Net proceeds from notes payable                                              --               450,000          450,000
  Proceeds from convertible debentures                                  4,000,000                    --        7,000,000
  Proceeds from bridge notes                                                   --                    --        2,000,000
  Repayment of bridge notes                                            (2,000,000)                   --       (2,000,000)
  Borrowings from stockholders                                                 --                    --          561,140
  Repayment to stockholders                                                    --                    --         (561,140)
  Deferred financing costs                                               (260,000)                   --         (604,150)
                                                                     ------------          ------------     ------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                           1,740,000             1,425,000        8,662,602
                                                                     ------------          ------------     ------------

(DECREASE) INCREASE IN CASH                                              (268,624)              310,042          311,982

CASH - BEGINNING                                                          617,756                 1,940               --
                                                                     ------------          ------------     ------------

CASH - ENDING                                                        $    349,132          $    311,982     $    311,982
                                                                     ============          ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest                                                         $     36,630          $        526     $    316,447
                                                                     ============          ============     ============

    Income taxes                                                     $         --          $         --     $         --
                                                                     ============          ============     ============

    Interest converted to common stock                               $         --          $     31,276     $     31,276
                                                                     ============          ============     ============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999

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

                               SEPTEMBER 30, 1999

NOTE 2 - BUSINESS AND CONTINUED OPERATIONS (Continued)

            The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has incurred losses from operations from inception. As of September 30, 1999, the Company has a stockholders' deficiency of $5,076,225, a working capital deficiency of $3,318,151 and an accumulated deficit since inception of $28,265,754. The Company requires additional funds to commercialize its technologies and continue research and development efforts. Until the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology, not yet completely developed, or that with respect to any technology that is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern.

            Since inception, the Company has financed its operations through sale of its securities, shareholder loans, a bridge financing totalling $2,000,000 completed in December of 1996, a Convertible Debenture financing of $3,000,000 completed in November of 1997 and a Convertible Debenture financing of $3,000,000 and $1,000,000 completed during February and July 1998, respectively. Proceeds from the February 1998 Convertible Debenture financing were used to retire the $2,000,000 bridge note. In January 1999, the Company borrowed $450,000 from two stockholders and issued a secured promissory note (see Note 3). In May 1999, the Company borrowed $50,000 from an unrelated party, which was repaid in June 1999. During the nine months ended September 30, 1999, the Company raised $975,000 from the sale of restricted common stock, of which $500,000 was raised during the quarter ended September 30, 1999. The Company is exploring additional sources of working capital, which include a private offering of common stock, private borrowings and joint ventures (see Note 7).

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

                               SEPTEMBER 30, 1999

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

NOTE 4 - STOCKHOLDERS' DEFICIENCY

            Significant Common Stock Issuances During 1999

            During the nine months ended September 30, 1999, a debenture holder converted $310,000 of principal and $31,276 of accrued interest into 987,201 shares of common stock.

            During the nine months ended September 30, 1999, the Company issued 1,355,681 shares of common stock as consideration for consulting services performed by various employees and consultants, including related parties, through September 30, 1999. Shares issued under these arrangements were valued at $1,144,328, which was all charged to operations during the nine months ended September 30, 1999.

            During the nine months ended September 30, 1999, the Company sold 3,900,000 shares of its restricted common stock for $975,000.

            During the quarter ended September 30, 1999, the Company issued 82,580 shares to two directors and an employee as a finders fee valued at $63,747. This fee was in connection with the above 3,900,000 sale of restricted common stock.

            During September 1999, the Company acquired from CIS Development Corp. 6,795,000 shares of the voting capital stock of Kurchatov Research Holdings, Ltd. ("KRHL"). In exchange for the KRHL shares, the Company issued 4,530,000 shares of its own common stock. The KRHL shares were valued at $4,841,438.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999

NOTE 4 - STOCKHOLDERS' DEFICIENCY (Continued)

            Significant Common Stock Issuances During 1999 (Continued)

            In connection with a January 28, 1997 agreement with KRHL, the Company had agreed to pay KRHL 50% of the net profits derived from the sale, license or commercialization of any technologies or products based upon technologies developed by its scientists and transferred to the Company or supplied by the scientists to the Company.

            Warrants

            During the three months ended September 30, 1999, an officer was granted warrants to purchase 50,000 common shares at an exercise price of $0.75 per share. The warrants may be exercised over a three-year period. The warrants were assigned a value of $61,500, which was all charged to operations during the three months ended September 30, 1999.

            Stock Option Plans

            The Company has a 1995 Stock Option Plan and on August 13, 1999, 1999 Stock Option Plan was adopted by the Board of Directors of the Company. Under the Option Plans, 1,250,000 shares of the Company's common stock, subject to certain adjustments, are reserved for issuance upon the exercise of options. Options granted under the Option Plans may be either (i) options intended to constitute incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or any corresponding provisions of succeeding law (the "Code") or (ii) non-qualified stock options. Incentive stock options may be granted under the Option Plans to employees (including officers) of the Company or a subsidiary corporation (or any director of, or consultant or advisor to, the Corporation, as may be selected by the committee, or, if applicable, the Board) thereof on the date of grant. Non-qualified options may be granted to (i) non-employees of the Company or a subsidiary thereof on the date of the grant, and (ii) consultants of advisors who do not provide bonafide services, and such services must not be in connection with the offer or sale of securities in a capital raising transaction.

            By its terms, the Option Plans are to be administered by a committee (the "Committee") appointed by the Board of Directors which shall consist of either the entire Board of Directors, or by a committee of two or more persons (who may or may not be directors), and who serve at the discretion of the Board of Directors. Subject to the provisions of the Option Plans, the Committee has the authority to determine the persons to whom options will be granted, the exercise price, the term during which options may be exercised and such other terms and conditions as it deems appropriate.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999

NOTE 4 - STOCKHOLDERS' DEFICIENCY (Continued)

            Stock Option Plans

            During the nine months ended September 30, 1999, 500,000 options were granted under the 1995 Plan and 150,000 options were granted under the 1999 Plan. No options were exercised as of September 30, 1999.

            Earnings Per Share

            Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

Common stock reserved for warrants to purchase common stock            1,746,250
Common stock reserved for Convertible Debentures (assumed
  conversion at September 30, 1999 market value price and at
  largest discount)                                                    9,963,421

Common stock reserved for options to purchase common stock               650,000
                                                                      ----------

Total as of September 30, 1999                                        12,359,671
                                                                      ==========

Substantial issuance after September 30, 1999:
  Proposed sale of 12,355,270 common shares for $20 million, issuable over 10-month period commencing December 1999

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

            The Company had, as of December 31, 1998, a 20% interest in Chemonol, Ltd., an Israeli research and development company. On January 20, 1999, the Company entered into an agreement to invest $300,000 in exchange for an additional 16% of Chemonol's voting stock. The agreement provides for the Company to make four (4) equal payments of $75,000 commencing March 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. During the nine months ended September 30, 1999, the Company paid $150,000 under the agreement, which was charged to research and development costs.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999

NOTE 5 - TECHNOLOGY INVESTMENTS AND LICENSING AGREEMENT (Continued)

            Investments in Israeli Technology Companies (Continued)

            During the nine months ended September 30, 1999, an additional $161,000 was invested in the seven Israeli technology incubators. The Company is currently in negotiations to acquire an additional 25% of three of the seven Israeli technology incubators voting stock.

            The amount charged to research and development expenses related to these investments for the nine months ended September 30, 1999 approximated $311,000, which reduced the carrying value of the Company's investment in these seven companies to $-0- at September 30, 1999.

            Proposed Sale of Technology

            The Company received a deposit on a proposed sale of its sublicensing rights to Resealable Container Systems and TetraPak containers. The proposed transaction is presently in the discussion stage and to-date, no agreements have been signed. Included in unearned revenue is the $150,000 deposit related to the proposed sale.

            During the three quarters ended September 30, 1999, the Company has hired a marketing company for services in connection with its sublicensing rights to Resealable Container Systems and TetraPak containers.

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999

NOTE 6 - CONTINGENCIES AND OTHER MATTERS (Continued)

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

            In October 1999, this litigation was settled by the Company agreeing to issue to the plaintiffs a total of 186,446 shares of the Company's common stock, payable in twelve equal monthly installments. As a result of this litigation, all 470,000 warrants to purchase Eurotech's common stock were cancelled.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999

NOTE 6 - CONTINGENCIES AND OTHER MATTERS (Continued)

            Litigation (Continued)

            The former president has advised the Company that he believes that he was wrongfully terminated under the provisions of a certain employment agreement allegedly executed by the Company in his behalf, and has made demand for certain payments, as provided in the employment agreement in his possession. The Company has taken the position that there is no valid employment agreement with the former president and that he is not entitled to the payments demanded and is attempting to negotiate a settlement of the matter. Subsequently, the former President filed suit against the Company in the Superior Court of the District of Columbia seeking a monetary judgement in the amount of $360,000, plus prejudgement interest. The former President claims that this amount is due to him as severance pay under a purported employment agreement dated as of September 1, 1998. The Company believes that the purported employment agreement is not valid or binding and intends to defend vigorously against the claim.

NOTE 7 - SUBSEQUENT EVENT

            Proposed Financing

            On October 25, 1999, the Company has entered into an agreement to sell 28% of its authorized and unissued voting common stock for $20,000,000. A total of 12,355,270 shares shall be delivered into escrow upon the approval of the Board of Directors of Eurotech, Ltd. and upon notice that the purchaser has available in its account $20,000,000. The funds are to be paid in 10 monthly increments with one-tenths of the shares being released with each payment. The closing of this agreement is subject to the completion of a definitive purchase agreement.

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

The Company has not been profitable since inception and expects to incur substantial operating losses over the next twelve months. For the period from inception to September 30, 1999, the Company incurred a cumulative net loss of approximately $28,266,000. The Company expects that it will generate losses until at least such time as it can commercialize its technologies, if ever. No assurance can be given that any of the Company's technologies can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

Results of Operations

For the Nine Months Ended September 30, 1999 vs. the Nine Months Ended September 30, 1998

The Company has had no revenues since inception. Consulting expenses increased from $930,000 for the nine months ended September 30, 1998 to $1,671,000 for the nine months ended September 30, 1999. The increase in consulting expense is principally the result of the Company's increase in non-cash compensation issued to consultants and its Board of Directors and Advisory Board. Other general and administrative expenses decreased to $842,000 for the nine months ended September 30, 1999, from $844,000 for the nine months ended September 30, 1998.

Research and development expenses decreased for the nine months ended September 30, 1999 to $690,000, from $875,000, for the nine months ended September 30, 1998. During 1998, the Company paid $187,500 to Professor Oleg L. Figovsky, Ph.D. in connection with four technology purchase agreements. These payments were charged to research and development expenses during the first quarter of 1998. Research and development expenditures for the nine months ended September 30, 1999 included $311,000 related to the Company's continuing investment in its seven Israeli technology companies and $379,000 for its German and Russian technologies.

For the nine months ended September 30, 1999 and 1998, the Company incurred operating losses of $4,020,000 and $6,922,000, respectively. The losses are principally due to expenses incurred in the acquisition and development of its technologies, consulting costs, general and administrative expenses and the lack of revenues.

Other expenses, consisting of interest expense and amortization of deferred and unearned finance costs, decreased from $4,275,000 for the nine months ended September 30, 1998 to $815,000 for the nine months ended September 30, 1999. Amortization of deferred and unearned financing costs decreased from $3,643,000 for the nine months ended September 30, 1998 to $292,000 for the nine months ended September 30, 1999. The decrease in the amortization of deferred and unearned financing costs is principally attributable to portions of unearned financing costs having been fully amortized during 1998.

The Company expects to incur significant losses during 1999. The Company anticipates that any revenue recognized in 1999 will be substantially offset by expenses incurred by the Company in its efforts to commercialize, sell and market its Principal Technologies.

For the Three Months Ended September 30, 1999 vs. the Three Months Ended September 30, 1998

Consulting expenses increased from $98,000 for the three months ended September 30, 1998 to $693,000 for the three months ended September 30, 1999. The increase in consulting expense is principally the result of the Company's increase in non-cash compensation issued to consultants and its Board of Directors and Advisory Board. Other general and administrative expenses increased to $446,000 for the three months ended September 30, 1998, from $287,000 for the three months ended September 30, 1999, primarily due to an increase in additional employees.

Research and development expenses decreased for the three months ended September 30, 1999 to $197,000, from $315,000, for the three months ended September 30, 1998. Research and development expenditures for the three months ended September 30, 1999 included $90,000 related to the Company's continuing investment in its seven Israeli technology companies and $107,000 for its German and Russian technologies.

For the three months ended September 30, 1999 and 1998, the Company incurred operating losses of $1,518,000 and $1,495,000, respectively. The losses are principally due to expenses incurred in the acquisition and development of its technologies, consulting costs, general and administrative expenses and the lack of revenues.

Other expenses, consisting of interest expense and amortization of deferred and unearned finance costs, decreased from $796,000 for the three months ended September 30, 1998 to $182,000 for the three months ended September 30, 1999. Amortization of deferred and unearned financing costs decreased from $593,000 for the three months ended September 30, 1998 to $-0- for the three months ended September 30, 1999. The decrease in the amortization of deferred and unearned financing costs is principally attributable to portions of unearned financing costs having been fully amortized during 1998.

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

During the nine months ended September 30, 1999, the Company's principal source of cash was the January 1999 secured promissory notes from which it derived net proceeds of approximately $450,000, a $150,000 deposit received in connection with a proposed sale of certain sublicensing rights and proceeds of $975,000 from the sale of restricted common stock.

The Debentures discussed above may be converted into shares of the Company's common stock at beneficial conversion rates based on the timing of the conversion. During the nine months ended September 30, 1999, a debenture holder exercised the conversion right under the November 27, 1997 Convertible Debenture agreement and converted principal of $310,000 and accrued interest of $31,276 into 987,201 shares of the Company's common stock. Based on the bid price of the Company's common stock at September 30, 1999, the Debentures' principal could be converted into approximately 8 million shares of the Company's common stock.

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

During the nine months ended September 30, 1999, the Company received deposits of $150,000 in connection with the proposed sale of its sublicensing rights to Resealable Container Systems and TetraPak Containers. The proposed transaction is presently in the discussion stage and to-date, no agreements have been signed.

The Company has agreed in principle to fund the commercialization of certain technologies developed in the former Soviet Union by scientists and researchers at Kurchatov, other institutes associated therewith, and EAPS, collectively the "Scientists". Kurchatov will provide the materials, facilities and personnel to complete the necessary work to commercialize such technologies. The Company also has agreed in principle to provide funding in connection with the marketing and sale of its Principal Technologies. Total expenditures under these programs approximated $379,000 during the nine months ended September 30, 1999. The Company's principal source of funding for these expenditures during the nine months ended September 30, 1999 was the proceeds from the Debenture Offerings and proceeds from the sale of restricted common stock.

On January 20, 1999, the Company entered into an agreement to invest $300,000 in exchange for an additional 16% interest in Chemonol, an Israeli research and development company. The agreement obligates the Company to make four equal payments of $75,000, commencing March 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. At the completion of the transaction, the Company will own 36% of Chemonol's common stock. During the nine months ended September 30, 1999, the Company paid $150,000 under this obligation.

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

The Company had a working capital deficiency and stockholders' deficiency of $3,318,000 and $5,076,000, respectively, as of September 30, 1999.

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

Dated: 11/22/99


                                         EUROTECH, LTD.
                                         (Registrant)


                                         /s/ Don V. Hahnfeldt
                                         ---------------------------------------
                                         President

----------
(2) Filed herewith

                          PART II -- OTHER INFORMATION.

Item 1. Legal Proceedings.

            For litigation during the period, refer to Note 6 in financial statements.

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