Form 10-K
period 1999-12-31
EUROTECH LTD
filed 2000-03-31
CIK 1033030

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ............. to .............


                          Commission File No. 000-22129

                                 Eurotech, Ltd.
                                 --------------
              (exact name of registrant as specified in it charter)



    District of Columbia                                         33-0662435
    --------------------                                         ----------
(State or other jurisdiction of                               I.R.S. Employer
incorporation or organization)                               Identification No.)

                             1216 16th Street, N.W.
                                    Suite 200
                           Washington, DC 20036-3772
                    (address of principal executive offices)


Registrant's telephone number, including area code:            (202) 466-5448

Securities registered pursuant to Section 12(b) of the Act:
       Title of each class             Name of each exchange on which registered
             None                                         None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.00025 par value
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (or for such shorter period that registrant was required to file such reports, and
(2) has been subject to such filing requirements for the past 90 days.
     Yes  X   No
        -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

As of Wednesday March 15, 2000:              $173,601,740.00

                                     PART I

ITEM 1. BUSINESS.

GENERAL


      We are a development stage technology transfer, holding marketing and management company formed to commercialize new, existing but previously unrecognized or classified technologies. Our current emphasis is on technologies developed by prominent research institutes and individual researchers in the former Soviet Union and Israel.

      Since our formation, we have acquired selected technologies through equity investments, assignments and licensing arrangements.

      In the following sections, we will briefly describe the technologies on which we are working and will attempt to provide you with a picture of where we stand on each of them.

      We are not a subsidiary of another corporation, entity or other person. We do not have any subsidiaries except to the extent that Israeli research and development companies in which we have invested and in the equity of which we hold a greater than 50% interest may be deemed to be subsidiaries.

      Our executive office is located at 1216 16th Street, N.W., Suite 200, Washington, DC 20036.

EKOR - SILICON GEOPOLYMERS

      Pursuant to agreements among us, the Ukrainian State Construction Company ("Ukrstroj"), I.V. Kurchatov Institute ("Kurchatov") and the Euro-Asian Physical Society ("EAPS"), we have provided financing for and have successfully completed demonstration testing of EKOR for the purpose of remediating the severe radioactive contamination problems that persist from the 1986 explosion of Chernobyl Nuclear Power Plant Reactor 4 in Chernobyl, Ukraine. We believe the EKOR compound is the most effective existing technology and material for containing and facilitating the disposal of radioactive dust and waste materials. Toward the end of 1999, we initiated a joint project with Ukrstroj to validate application techniques by actually encapsulating a fuel containing mass on the floor of ChNPP Reactor 4 and by radioactive dust suppression which was completed in March 2000.

      EKOR was jointly developed by scientists at Kurchatov Institute in Moscow and members of EAPS for the conservation and containment of ecologically hazardous radioactive materials. EKOR is based on radiation-resistant compounds produced from silicon elastomers. Kurchatov is a pre-eminent physics and scientific research institute, which in the former Soviet Union enjoyed a position of prestige, sophistication and importance roughly equivalent to that of the Lawrence-Livermore National Laboratory in the United States. EAPS is a professional society of over 5,000 scientists, physicists, and engineers in the former Soviet Union. Until August 1, 2014, we are the exclusive licensee of all right, title and interest (inclusive of all patent and other intellectual property rights) in and to the EKOR technology in Canada, China, Japan, the Republic of Korea, the United States of America, Ukraine, and all member countries of the European Patent Agreement. On March 23, 1999, EAPS was issued a patent on the process for manufacturing the EKOR compound from the U.S. Patent and Trademark Office, Patent No. 5,886,060.

      In testing conducted at Kurchatov, EKOR has been shown to be highly resistant to radiation and structural degradation from exposure to radiation. It has also proven to be highly fire-resistant, waterproof, and capable of being formulated in densities that display considerable structural strength and weight-bearing properties of 100 lbs. per square inch. In high-dosage radiation tests EKOR has met or exceeded all specifications for containment materials developed by the Chernobyl authorities. We believe that EKOR is the most technologically advanced material for comprehensively containing both solid and liquid radioactive materials, suppressing radioactive dust and preventing such materials and dust from escaping into the atmosphere and from leaching into and contaminating ground-water supplies. On November 28, 1997, the Ministry of Health of the Russian Federation certified EKOR and its components as non-toxic, thereby allowing for EKOR's production, delivery, sale and use in the Russian Federation.

      As a silicon-based elastomer, EKOR has adhesive properties that allow it to stick to a wide variety of surfaces and materials. When applied, EKOR surrounds and "glues down" nuclear debris ranging from fine dust to broken fuel rods and, in combination with its fire-resistant and water-proof properties, prevents such debris from migrating by water or as air-borne particles. EKOR can be applied by a number of methods, but most generally will be sprayed onto contaminated areas using a hose and nozzle arrangement. The foaming rate and curing time for the EKOR compound can be varied, thereby allowing it to penetrate cracks and crevices before curing, and providing a seal against the transport of radioactive particles and water-soluble radio nuclides. The application of the EKOR compound to nuclear accident sites would constitute an interim containment measure, pending the removal and permanent storage or other disposal of the radioactive contaminants.

      We expect that one of the first commercial uses of EKOR will be to contain and stabilize the extensive radioactive debris and dust that continues to accumulate and contaminate the environment at ChNPP Reactor 4 in Ukraine, and to help structurally support the concrete and steel "sarcophagus" that was built over Reactor 4 as an interim containment measure. The rapid deterioration of the sarcophagus, caused by the intense radiation persisting at Reactor 4, has occasioned international concern that without the implementation of effective site containment measures, a second nuclear disaster and possible meltdown may occur. To this end, the G-7 group of industrialized nations (the United States, United Kingdom, Italy, France, Canada, Japan and Germany) and Russia have pledged up to U.S. $3.1 billion to assist in a multi-step project of remediating and closing the plant, with approximately U.S. $300 million budgeted for the project's first containment and site stabilization phase.

      Based on the properties demonstrated by the EKOR compound, Ukrstroj, Kurchatov and the Company entered into a Memorandum of Intent that acknowledged the successful completion of the laboratory development of EKOR compound for the purpose of its application to the radioactive contamination remediation of ChNPP Reactor 4, and pursuant to which Ukrstroj and EAPS entered into a co-operation Agreement whereby we have provided financing for demonstrating the technical and mechanical feasibility of applying the EKOR compound for ChNPP Reactor 4 remediation. In furtherance of the foregoing, Ukrstroj and ChNPP (an industrial amalgamation of the State Committee of Ukraine on Atomic Energy) entered into an agreement, the Ukrstroj-ChNPP Agreement, to conduct such demonstration of the EKOR compound as is necessary to ascertain the specification requirements for its application to the containment of ChNPP Reactor 4. The Ukrstroj-ChNPP Agreement also provides for our participation in and financing of the first EKOR demonstration.

      On April 24, 1997, demonstration of equipment for synthesizing and applying the EKOR compound was successfully conducted for officials of ChNPP and Ukrstroj at the Sverdlosk Chimmash manufacturing facility in Ekaterinburg, Russia. Following this demonstration, the Company, the management of the ChNPP Reactor 4 Shelter Project, Ukrstroj and EAPS entered into a Joint Working Group Agreement for the purpose of preparing the industrial-scale equipment, machinery and other items that would be required to apply the EKOR compound at ChNPP Reactor 4, if, as and when the EKOR compound is applied in connection with the remediation project. On June 30, 1998, EUROTECH and EAPS finalized the design specifications for the application machinery. The use of such equipment has been approved by the management of the ChNPP Reactor 4's Shelter Project. We have paid for the construction of industrial scale machinery for application of the EKOR compound at ChNPP Reactor 4, based on the application machinery successfully demonstrated on April 24, 1997, and was used in the demonstration project mentioned above. Our receipt of revenues from the ChNPP Reactor 4 project remains subject to the selection of a general contractor for the project, the negotiation of satisfactory arrangements for the release of funds from the European Bank of Reconstruction and Development ("EBRD") to the general contractor and our selection by the general contractor as a sub-contractor.

      Coordination and management of the formal selection of contractors and technologies for studies relating to the ChNPP Reactor 4 remediation project has been delegated to the EBRD. Contractors, as well as the technology to be used in connection with the remediation project, will be determined on the basis of submitted bids, to be passed on by EBRD and management of the ChNPP Reactor 4. EBRD has appointed a consortium of Bechtel, Electricite de France and Batelle to review the technical aspects and feasibility of the various proposals and bids received. (Batelle is a not for profit U.S. company which operates Pacific Northwest National Laboratories, a research entity located in the State of Washington that is funded in part by the U.S. Department of Energy.) It is presently expected that EBRD, with G-7 funds, will provide the financing for the actual remediation project. Additionally, ChNPP Reactor 4 management is authorized to initiate further, independent, studies. Management of the ChNPP Shelter Project has designated EKOR as a preferred technology for the remediation project.

      In addition to remediation of Reactor 4, our near- and mid-term commercialization and marketing efforts relative to the EKOR compound principally are directed at nuclear waste remediation projects throughout the U.S., Europe and Japan. Separately from our contemplated ChNPP bid, we are bidding on U.S. nuclear waste transportation, containment, storage and burial projects utilizing the EKOR compound technology. In this connection, we have entered into a teaming agreement with a major U.S. engineering firm with a view to submitting a joint bid to perform a first-round demonstration project on the U.S. Department of Energy's ("DOE") reactor decommissioning technology program at a DOE facility, utilizing the EKOR compound. Additionally, bids are presently being prepared for other DOE demonstration projects. In anticipation of being awarded these projects, we have entered into negotiations with a U.S. chemical company to arrange for the manufacture of the EKOR compound in this country. Visas have been obtained for several of the Russian scientists to travel to the U.S. for the purpose of assisting in this process. We also have entered into an agreement with the Research Center Julich, a German governmental research institution, to provide for its assistance with certifying the EKOR compound for use in Germany.

      Also in Germany, the EKOR material is currently being tested by Research Center Karlsruhe, which needs to dispose of a material to fill cavities that does not develop gases as a result of corrosion and which, if EKOR passes the tests, is planning to apply EKOR to about 4,000 final disposal containers for radioactive waste at its central decontamination department.

      In addition, we are also in the process of identifying potential licensees of the EKOR technology and have commenced initial licensing discussions with a Japanese corporation. No assurance can be given that the EKOR compound will be certified for use in Germany, that the DOE demonstration will be successful or that, if successful, it will result in a project contract being awarded to us and our partner, or that such licensing discussions will successfully result in the execution of an EKOR license.

      On December 16, 1998, at the request of EAPS, the EKOR compound was officially approved by the Russian authorities for use in voice recorders (known as "black boxes") which are contained in airplanes and record relevant in-flight voice and other in-flight data relative to the aircraft's performance. Approval was granted based on test reports compiled by the Russian authorities. EAPS is currently fabricating black boxes incorporating EKOR for delivery to the Russian governmental authorities. We do not have any rights to EKOR in Russia.

HYBRID NON-ISOCYANATE POLYURETHANE ("HNIPU")

      HNIPU is a modified polyurethane that does not contain the toxic isocyanates contained in the production of conventional polyurethane, and has lower permeability and greater chemical resistance qualities as compared to conventional polyurethane. We believe that these advanced characteristics make HNIPU superior to conventional polyurethanes in connection with their use in a number of industrial application contexts such as manufacturing automotive bumpers, paints, plastics and truck beds; airplane and rocket sealant, interior components and seating; construction adhesives, coatings, flooring, glues and rooftops; industrial equipment and machinery; and consumer goods such as appliances, footwear, furniture and plastic products. HNIPU was developed by Prof. Oleg Figovsky, one of our consultants, and additional application uses are being developed by Chemonol Ltd., an Israeli company. We purchased initially a 20% participation in Chemonol's equity, then an additional 16% , and are currently committed to purchase a further 16%, making a total ownership interest of 52% for a total investment of $630,000, with a view to Chemonol's establishing its own research and production base in Israel for potential joint ventures for HNIPU. Pursuant to a voting agreement with us, Chemonol's principal shareholder has agreed to vote his remaining 40% of Chemonol's equity as directed by us.

      In November 1998, we presented our HNIPU technology at the International Exhibition for Ideas, Inventions and New Products ("IENA"), a conference in Nuremberg, Germany. We were awarded the two highest awards for our HNIPU at the exhibition.

      We are marketing and selling HNIPU through one or more license or joint venture agreements with major chemical companies in the United States, Europe and Japan. Several major chemical companies have requested, and have been supplied with, sample HNIPU for evaluation and applications testing. We are currently in the final stages of discussions regarding HNIPU with several prospective business and joint venture partners, though of course until an agreement is actually signed we cannot assure you that any HNIPU deals will in fact be made.

      A patent application for HNIPU was filed with the US Patent and Trademark Office on May 28, 1998 and is pending.

LIQUID EBONITE MATERIAL ("LEM")

      LEM is a synthetic liquid rubber with enhanced mechanical, permeability and anti-corrosive qualities as compared to conventional sheet rubber coverings. In laboratory testing, coverings made with LEM, as compared to conventional sheet rubber coverings, have displayed greater resistance to harsh chemicals such as acids, alkalis and benzene, and have been successfully applied to intricate and complex surfaces such as sieve meshing. Based on the physical and chemical properties of LEM, and on the basis of such tests, we believe that LEM coverings are capable of providing superior protection to small-diameter piping and to the intricate parts of pumps, fans and centrifuge rotors. LEM can be applied to form surface coverings using standard coating techniques, including spraying and dipping.

      Discussions of the potential licensing of LEM are in progress with five companies to the point where samples have been provided to three companies in Germany and two in the U.S. for testing and evaluation.

      LEM was independently developed by Prof. Figovsky and was acquired by us pursuant to a Technology Purchase Agreement dated January 1, 1998 for a purchase price of $15,000, plus royalties equal to 49% of our net revenues from sales or licenses of any products incorporating LEM, payable over a period of 15 years commencing on January 1, 1998. To date, we have not derived any revenues from LEM. Prof. Figovsky is one of our consultants. In March 2000, we entered into an amended agreement with Professor Figovsky pursuant to which he surrendered his 49% royalty interest in LEM and certain other technologies, including RubCon and AAdd described below, for a payment to him of an aggregate of $235,000 plus a royalty of 1% of gross revenues generated by sales of products incorporating these technologies.

      A patent application for LEM was filed with the US Patent and Trademark Office on July 28, 1998 and is pending.

RUBCON

      RubCon is a technologically advanced, polymer-based, rubberized concrete that utilizes polybutadiene, a polymer derived from liquid rubber, as a binding material for the various aggregates that, together with binders, constitute concrete. In laboratory testing, RubCon has exhibited high degrees of compression, bending and tensile strength, a high degree of water-resistance and a high degree of resistance to aggressive, corrosive chemicals as compared to conventional "cement" concrete. We believe that RubCon has significant potential utility in the manufacture of industrial flooring, equipment operating in aggressive chemical media such as galvanic and electrolysis "baths," foundations, concrete pipes and other underground structures, seismic reinforcement materials, and outdoor structures such as bridges that are routinely exposed to harsh weather and corrosive conditions.

      Discussions about the manufacture and sale of RubCon are ongoing with seven companies, five of them European. One company in Luxembourg and one in the U.S. are studying samples while additional companies are being contacted. Preliminary contacts in the U.S. chemical transportation industry indicate a possible interest by the Association of American Railroads to test this material for railroad ties. Other applications may be for pads in vibration-sensitive machinery such as compressors and pumps.

      RubCon was independently developed by Prof. Figovsky and was acquired by us pursuant to a Technology Purchase Agreement dated January 1, 1998 for a purchase price of $35,000, plus royalties equal to 49% of our net revenues from sales or licenses of any products incorporating RubCon, payable for a period of 15 years commencing on January 1, 1998. As described above, Professor Figovsky's remaining interest has been reduced to 1%. To date, we have not derived any revenues from RubCon.

ANTICORROSIVE ADDITIVES FOR POLYMERS - Upgrades chemical resistance characteristics of base polymers.

      Anticorrosive Additives (AAdd) are an innovative approach to creating highly chemical resistant polymer materials. Anticorrosive Additives are specially designed to upgrade the chemical resistance characteristics of base polymers to achieve optimal performance capabilities of materials operating in aggressive environments. AAdd can be mixed into a wide range of polymer materials offering a significant increase in product life and reducing product permeability.

      These custom-made specialty formulations are designed to meet specific client requirements. When cured with polymer-based materials, AAdd can dramatically improve the capabilities of poly-based materials by upgrading their chemical resistance properties. The additives are inorganic powders that react with aggressive environments into which they are introduced, forming a new phase of high-strength hydrate complexes. This enhanced bonding occurs upon the penetration of aggressive media into the AAdd-containing polymer material. The chemical resistant properties of AAdd are activated by harsh environmental conditions where polymer systems without additives remain defenseless to chemical corrosion.

      AAdd can be mixed into a wide range of polymer materials such as epoxies, polyurethanes, glues, nylons, polyolephines, synthetic rubbers and PVC offering performance-enhancing attributes that increase the value of the end product. We have developed an extensive product range of additives for upgrading the most common polymers against a wide variety of aggressive media including acids, sea water, fluorine, alkalies, and more. AAdd are an effective solution for many applications. More than 80 products have been tested for use in the chemical industry.

      Advantages of Anticorrosive additives provide a number of distinct enhancements for polymers offering manufacturers products with stronger, corrosion resistant products. Chemical resistance tests were conducted on polymer systems over a period of one year. The results revealed that AAdd-containing polymer systems significantly outperform those systems without the additive. Furthermore, extensive testing has shown that AAdd can increase product life by some 20 times. This extended life offers substantial savings for users who can extend the life of their polymer-based products whether they are pipes, flooring, or other materials that are exposed to specific corrosive environments.

      Products that have been enhanced with AAdd yield a higher impact strength than products without the additive. In addition, material permeability is reduced significantly - say 15-20 times. The percentages of AAdd mixed with a polymer matrix is relatively low, requiring only a small amount to obtain upgraded resistance characteristics of polymer materials.

      AAdd was independently developed by Prof. Figovsky, and was acquired by us pursuant to a Technology Purchase Agreement dated January 1, 1998 for a purchase price of $15,000, plus royalties equal to 49% of our net revenues from sales or licenses of any products incorporating AAdd, payable for a period of 15 years commencing on January 1, 1998. To date, we have not derived any revenues from AAdd.

ISRAELI INCUBATOR TECHNOLOGIES

      We have developed arrangements with three Israeli technology companies:
(i) Technion Entrepreneurial Incubator Co., Ltd. ("Technion"), (ii) Ofek Le-Oleh Foundation, and (iii) Incubator for Technological Entrepreneurship-Kiryat Weizmann, Ltd., to participate in certain technology research and development projects sponsored by each company. Under these informal arrangements, we provide all or a portion on the financing for, and receive a 20% or greater equity interest in, research and development projects selected by us and the corporations. To this end, we have opened a representative office in the premises of Technion in Haifa, Israel. Pursuant to these arrangements, we have made investments in the following companies:

      o Chemonol, which has developed materials and processes for manufacturing hybrid non-isocyanate polyurethane industrial coatings ("HNIPU" , which we discussed above);

      o     Rademate, which has developed biodegradable hydrophobic materials;

      o Remptech, which has developed processes for the production of extra-fine cobalt and nickel powders and a continuous combustion synthesis technology;

      o Comsyntech, which is developing a process for the continuous combustion synthesis of ceramic, composite and intermetallic powders.

      o Sorbtech, which has developed a new inorganic sorbent for petroleum product removal; and

      o     Amsil, which is developing high-thermostable organomineral polymers.

      Under those agreements, we received initially 20% of each company's common equity, in exchange for an initial investment of U.S. $60,000. Subsequently we made, and are committed to make, further investments in each of them. The current status of our investment in each of these companies is discussed in connection with our further description of the respective technologies.

POWDERED METALLURGY TECHNOLOGY

      We are participating in the further research and development of a process, developed by Remptech, to produce extra fine cobalt and nickel powders by recycling materials containing cobalt and nickel. Powdered metallurgy is generally acknowledged as being capable of yielding a product with superior structural, physical and mechanical properties. We believe that the powdered metallurgy process developed by Remptech is technologically advanced and, based on Remptech's research and testing data, is capable of producing cobalt and nickel powders of 99.8% purity and a grain size of 1-2 micro-centimeters. We believe that such purities and grain sizes are significant factors in the manufacture of materials of high quality and internal physical integrity from powdered cobalt and nickel. Cobalt and nickel are among the three naturally occurring elements that display magnetic properties at room temperature and are widely used in metal alloys. Powdered cobalt and nickel are used in a wide variety of industrial applications, including magnetic, electrical and electronic materials and products.

      We currently hold 45% of Remptech's common equity, which we acquired for investments aggregating $180,000. We are committed to invest a further $120,000 in 2000, which will bring our interest in Remptech's equity to 57%.

      To market the powdered metallurgy technology, we are at this time in technical discussions with three European companies whose combined share of the world market in cobalt and nickel recovery exceeds 90%. Two companies in Israel and one in Canada have received samples for testing.

      A patent application for powdered metallurgy technology was filed with the US Patent and Trademark Office on July 30, 1998 and is pending.

CONTINUOUS COMBUSTION SYNTHESIS ("CCS") TECHNOLOGY

      We are participating in the further research and development of a process for the CCS of ceramic, composite and intermetallic powders, including titanium carbide powder, developed by Comsyntech. CCS is a newly devised process utilizing the internal chemical energy of initial reactants in a continuous action reactor, a device being developed by Comsyntech. We believe this process offers competitive advantages (such as increased productivity and lower production costs) over conventional technology. Comsyntech research and testing data indicate that materials produced with the CCS technology have exhibited superior high-thermomechanical properties such as high strength, thermo and wear resistance and good corrosion stability. Based on these properties, we believe that the CCS technology is of potentially significant utility in producing ceramic, composite and intermetallic powders with potential commercial application in the production of metal-cutting tools and abrasives; metal alloys; aircraft and automotive combustor, nozzle and turbine parts; piezo- and ferro-electric materials; and surgical instruments.

      We currently hold a 29% share in the equity of Comsyntech, which we acquired for our initial investment of $60,000. We are committed to invest in 2000 a further $120,000, which will bring out share of the equity to 50%.

      A patent application for continuous combustion synthesis technology was filed with the Israeli Patent Office on November 17, 1998 and is pending.

CONTINUOUS ACTION REACTOR - Method for Continuous Combustion Synthesis of ceramic, composite and intermetallic powders

      Generally various ceramic and composite powders are batch-manufactured using electrical and melting furnaces, different high-temperature sprayers, and equipment for crushing and grinding. Synthesis conventionally occurs in a closed reactor by the cyclical technique of loading, synthesis, cooling and unloading. While effective, this technique has limitations that negatively affect productivity. Not only is the cyclical process time consuming, the process requires additional grinding of the end product. Where high temperatures are involved, a closed reactor has the added danger of an accidental pressure increase that could ultimately result in destruction of the apparatus.

      The Continuous Action Reactor offers the competitive advantage of increased productivity and lower production costs relative to conventional high-temperature furnace reactors and powder production processes. One apparatus replaces high-temperature furnaces as well as spraying and grinding equipment. Furthermore, this method offers additional significant advantages including, rapid production: large quantities of materials can be produced quickly; lower manufacturing costs: expensive high-temperature furnaces, complex processing and equipment are eliminated; reduced energy: energy consumption is greatly reduced offering cost and environmental improvements; unique materials: materials with new technological properties may be generated as a result of high-temperature and shorter synthesis time; improved properties: purification of admixtures during synthesis enables high purity materials to be obtained; various materials: the synthesis process enables the direct production of different multicomponent materials, nonstoichiometric compounds, solid solutions, etc.; smaller clearance limits: the synthesizing process involves small clearance limits; and reduced treatments: final powder products are produced without additional treatments such as crushing and grinding.

      Applications for materials produced from the continuous reaction reactor exhibit excellent high-thermomechanical properties such as high strength, thermo and wear resistance and good corrosion stability that can be used in a broad range of applications. The following highlights only a fraction of the powder applications possible in several different industries: metal working industry - metal-cutting tools and abrasives; metallurgy industry - alloying additions; aircraft and automotive construction industry - parts of combustors, nozzles, turbines, etc.; energy industry - turbine blade coatings; electronics industry - piezo- and ferro- electronics, etc.

      The continuous action reactor method is another product of Comsymtech.

RAPIDLY BIODEGRADABLE HYDROPHOBIC MATERIAL (RHBM)

      Rademate Ltd has developed cellulose-based a rapid biodegradable hydrophobic material (RBHM). RBHM is a new, hydrophobic, strong, cheap and completely biodegradable composite material that is environmentally friendly. RBHM has shown great promise in improving the properties of both paper and plastics packaging materials. Due to its biodegradable nature, Rapid Biodegradable Hydrophobic Material is ideal to be applied for the disposable loose fill bags and packages. The material can be used as a commodity in trade, industry and agriculture for a wide range of applications.

      To date, most attempts to produce biodegradable products for consumers focused on developing plastics that could biodegrade. RBHM approaches biodegradable products from the other direction - making cellulose-based material with the same physical properties as plastic, except the material biodegrades completely in the same time as regular paper bags.

      RBHM consists of cellulose (paper) and biodegradable organic additives. Biodegradation of RBHM occurs in wet soil under normal enzymatic action of various microorganisms - fungi and bacteria. The main advantages of RBHM are:

      o High Strength - RBHM's strength characteristics, especially combined with low elongation and acquired water resistance of the material, make RBHM unique and highly desirable for packaging applications.

      o Water Resistance - the RBHM keeps water resistance for one week. Thus it has excellent prospects for many packaging applications. Most of the existing biodegradable packaging products are not hydrophobic at all and will fail if wetted during use.

      o Full Degradation in the Environment - Enzymes begin breaking down RBHM in the presence of moisture in natural environments such as soil. Then microorganisms decompose the material with rapidly occurring metabolic reactions. RBHM is completely converted into carbon dioxide, water and biomass in 2 - 3 months in wet soil. Thus this process completely coincides with the definition of biodegradability given by most experts.

      o RBHM Uses Reproducible Natural Raw Materials - The cheapest raw material, as well as the most widespread organic material in nature, is cellulose. Cellulose is renewable, reproducing itself through the natural cycle. Sound environmental management balances resources, recycles whenever possible and uses them in a renewable cycle. Cellulose is present widely on the planet - in trees, bushes, grass and other plants.

      o Relatively Low Cost -- The main obstacle to widespread use of biodegradable polymers is cost. Biodegradable polymers are significantly more expensive ($10 - $1000) than commodity polymers ($2 -$5). The high costs involved in the production of biodegradable polymers means that they cannot compete favorably with conventional polymers. RBHM has no such cost barriers, characteristic of all the other biodegradable plastics. This high cost blocked the widespread adoption of biodegradable plastics in major consumer application. As RBHM is a cellulose-based material, it can be manufactured with the existing paper and pulp industry equipment using existing technologies. This means that it is only insignificantly more expensive to produce than paper itself. Currently available degradable materials on the other hand can cost twice as much.

      The number of potential applications for RBHM is immense. Because RBHM can be applied on sheets, films and fibers, it is suitable for a range of single-use products, including grocery and waste bags, the top and back sheets of disposable diapers, packs and disposable eating utensils. It can be used to create agricultural films and bags that cover ripening fruit. RBHM products such as disposable plates and cups, films for food packaging, miscellaneous everyday items and sanitary products are but a few of the possible applications. Box and bag consumers are generally commercial and industrial users requiring a particular packaging container for a specific product. Below is the list of possible applications for RBHM:

      o Everyday items such as trash bags, grocery bags, cups, plates, tablecloths and other household goods;

      o Packaging materials such as carton boxes, disposable containers for food processing, bags for industrial products;

      o Agricultural use such as mulch material, pots, composting bags for agriculture wastes;

      o Textile and other industry such as biodegradable textile materials, synthetic leather, biodegradable membranes;

      o Sanitary products such as protection layers for disposable hygienic materials - diapers, sanitary napkins, panties, towels, etc.

      We have performed an in-plant demonstration of RHBM at a large paper company and are engaged in discussions with a paper coatings manufacturer for production of the material in the U.S. Samples have been sent to more than 30 companies worldwide that have indicated an interest in RHBM.

      We currently hold a 40% interest in Rademate, the Israeli company that developed RHBM.

SORBTECH SB-1 - High Capacity Mineral Composite Sorbent for Oil Spill Removal

      Many oil spill sorbents are already on the market. Sorbtech is an innovative new product that can be used to sorb oil from oil spills, harbors, industries and storage areas.

      Sorbtech is composed of basalt non-woven fabric -- an ultra-fine basalt filament. The special thermal vacuum and chemical treatment creates the extremely high sorption capacity as compared to products currently on the market. The mineral fiber material has a low production cost and thus it has a good market price.

The major advantages of Sorbtech SB-1 are:


      o The extremely high sorption capacity - Regular sorption capacity for products currently on the market is in the range of 0.8 - 30.0 grams of petroleum products per gram of sorbent weight (gr/gr). The new SB-1 sorption capacity is in the range of 40.0 - 70.0 gr/gr, depending on oil viscosity.

      o Reuse - Extracted petroleum products may be reused. SB-1 may be used for multiple oil extractions.

      o Low market price - Because material manufacturing costs are low, SB-1 is highly competitive with products already on the market.

      o Low cost / non-hazardous waste disposal - SB-1 can be used as an auxiliary component in roads construction after multiple uses as an oil spill sorbent.

      o Naturally-occurring mineral - SB-1 is an environmentally clean material.

      o     Nonflammable - SB-1 is thermally resistant (up to 700(degree) C).

      Applications of SB-1 can be easily machined into different forms to facilitate the clean-up of petroleum products for different types of oil spills: sea water open surfaces, soil contamination, industrial areas, machinery, gas stations, etc.

      Manufactured SB-1 takes many forms: pillows, booms, sleeves, and mats - according to the specific user requirements. Mats with dimensions of 1.0 x 1.0 x 0.007m are possible for large spill areas.

      When the SB-1 is applied over polluted water, oil is sorbed, but no water is incorporated into the SB-1 bulk, thus improving the sorbent floating ability. SB-1 will absorb only oil from emulsions - eliminating the need for detergents or other chemicals to break the emulsion.

      Oil release from saturated SB-1 uses simple mechanical treatment such as wringers, centrifuges, etc. The extracted oil products can be reused with little if any reprocessing.

      Extracted SB-1 is used as a foundation for asphalt roads for noise reduction. This reuse is more economical than if it were recycled as sorbent. Because the material and the petroleum product residual on the sorbent is totally compatible with asphalt, there is no additional environmental stress added by the reused material.

      To date we have invested $114,000 in Sorbtech and are committed to invest additional $150,000, for an eventual 50% of Sorbtech's equity. A manufacturer in the U.S. has already indicated an interest in Sorbtech.

HIGHLY STABLE ORGANOMINERAL POLYMERS - QUATERNARY AMMONIUM SILICATES (QAS)

      Organomineral polymers based on quaternary ammonium silicates (QAS) are a new kind of silicate material with excellent adhesion properties to hydrophilic and hydrophobic surfaces, high chemical resistance against water and acids and fire resistance, and are environmentally compatible.

      QAS have superior properties in comparison to epoxy resins and traditional silicates, including: high adhesion to metallic and concrete surfaces; extreme stability in water; thermostability to 2000(degree) K; resistance to corrosion and erosion; and excellent mechanical characteristics.

      QAS may be used as ammonia compounds; as biocides; in textiles (if two long chains) - as textile softeners for home use; as the final rinse in the washing machine; as a rinse after shampooing, as mulsifiers; in metal working - as additives to acid used in the cleaning and pickling of steel to prevent hydrogen corrosion; in road building, as bentonite treatment; in oilfields; as antistatic in polymers -.g., in PVC belting; for the preparation of excellent quality toner; s components in special systems of water puification; as components in elf-setting aqueous mixtures for the manufacture of chemically resisting materials; as additives in concrete and coatings; in structure-directing agents, e.g., for the synthesis of molecular sieves with high-modulus silica; in silicate salts - for blends of hydrophilic medical use; as raw material for preparation of organosilanes; with aggregated titanium pigment products containing QAS - for pigment preparation; as silicates, anti-corrosion coating of different surfaces (metals, concrete, wood, etc.); as fire-protection coating; for specific application; as glue.

      To date we have invested $114,000 in Amsil, the Israeli entity that is developing QMS, and are committed to invest additional $150,000, for an eventual 50% of Amsil's equity.

EMPLOYEES

      As of December 31, 1999, we had three full-time officers and one clerical employee in our office in Washington, DC. Since then, two more full time officer have joined us, one of whom works in our Washington, DC office and the other of whom, previously a consultant, works out of his own office in La Jolla, CA. We also have various consulting arrangements with seventeen persons in the United States, Germany, Russia and Israel.

      None of our employees is covered by a collective bargaining agreement. We consider our employee relations to be satisfactory and have not experienced any labor problems.

COMPETITION AND MARKETING

      The near-term primary markets for our products and technologies are chemical manufacturing and radioactive contamination containment, remediation and transportation. We have limited experience in marketing our products and technologies and, other than in connection with the remediation of Reactor 4 at Chernobyl, Ukraine, intend to rely on licenses to or joint ventures with major international chemical, engineering or other companies for the marketing and sale of our technologies. In the case of the EKOR compound, we have entered into a teaming agreement with a major engineering company to submit a bid for a remediation project to apply EKOR, and we have retained a consultant to market EKOR to other facilities of the U.S. government and to private companies. In contrast, other private and public sector companies and organizations have substantially greater financial and other resources and experience than we do. Competition in our business segments is typically based on product recognition and acceptance, price, and marketing and sales expertise and resources. Any one or more of our competitors or other enterprises not presently known to us may develop technologies or products that are superior to ours, significantly underprice our products and technologies, or more successfully market existing or new competing products and technologies. To that extent our ability to compete could be materially and adversely affected.

REGULATION

      We are not aware of any U.S. or foreign laws or regulations that govern the marketing, sale or use of any of our present technologies, other than U.S., Russian and Western European environmental safety laws and regulations pertaining to the containment and remediation of radioactive contamination and the toxicity of materials used in connection therewith (in the case of the EKOR compound). Based on the results of tests conducted at Kurchatov, we believe that the EKOR compound meets applicable U.S. and German regulatory standards. However, there can be no assurance that more stringent or different standards may not in the future be adopted or applied depending on EKOR's intended use, or that, if adopted or applied, will not materially increase the cost to us of licensing and using the EKOR compound or prevent its use altogether. Moreover, there can be no assurance that any or all jurisdictions in which we presently or in the future conduct our business will not enact laws or adopt regulations that increase the cost of or prevent us from licensing our other technologies or otherwise doing business therein. Particularly in Russia and Ukraine, the enactment of such laws or the adoption of such regulations may have a presently unquantifiable, substantial adverse impact on our financial condition, business and business prospects.

INTELLECTUAL PROPERTY

      Of our present technologies, US patent protection has been sought for the EKOR compound material; HNIPU, a modified polyurethene; LEM, a synthetic rubber; and a powdered metallurgy technology. Foreign patent protection has been sought for a coatings and a continuous combustion synthesis technology. On March 23, 1999, EAPS received a patent on the EKOR compound from the US Patent and Trademark Office, Patent No. 5,836,000. There can be no assurance that any of our pending or future patent applications will be approved, that we will develop additional proprietary technology that is patentable, that any patents issued to us will provide us with competitive advantages or will not be challenged by third parties, that the patents of others will not have an adverse effect on our ability to conduct our business or that one or more of our technologies will not infringe on the patents of others. Furthermore, there can be no assurance that others will not independently develop similar or superior technologies, duplicate any of our processes, or design around any technology that is patented by us. It is possible that we may need to acquire licenses to, or to contest the validity of, issued or pending patents of third parties relating to our products. There can be no assurance that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in defending suits brought against us on our patents or in bringing patent suits against other parties.

      In addition to patent protection, we also rely on trade secrets and proprietary know-how and technology that we seek to protect, in part, by confidentiality agreements with our prospective working partners and collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

ITEM 2. PROPERTIES.

      Since mid-1999 our headquarters have been located at 1216 16th Street, NW, Washington, DC 20036 in a small office suite for which we pay monthly rent of $2,800. We believe that our current facilities are sufficient to meet our requirements.

      We also occupy office space in the premises of Technion Entrepreneurial Incubator, Ltd., in Haifa, Israel, on a month-to-month tenancy basis at the rate of $300 per month. We use that office for our contemplated Israeli technology development and marketing activities.

ITEM 3. LEGAL PROCEEDINGS.

      In December, 1997 Raymond Dirks, Jessy Dirks, Robert Brisotti and David Morris filed an action in the Supreme Court for the State of New York, County of New York, against us for breach of contract, seeking injunctive relief, specific performance and monetary damages of nearly $5 million. The Dirks litigation arises from an agreement between us and National Securities Corporation relating to financial advisory services to be performed by National Securities Corporation, a broker/dealer with which the plaintiffs were affiliated and of which Raymond Dirks Research was a division. We granted National a warrant certificate for 470,000 shares at $1.00 per share (as adjusted to reflect the June 1, 1996, four-to-one forward split of our common stock) as a retainer for general financial advisory services. In conjunction with the separation of the plaintiffs and Raymond Dirks Research from National Securities Corporation, National assigned a significant portion of the warrant certificate to the plaintiffs. This litigation was settled in October 1999 with an agreement by us to issue to the plaintiffs 186,446 shares of our common stock in twelve equal monthly installments. On the other hand, the warrant for 470,000 shares was cancelled.

      In the meantime, our former President Mr. Wilkie brought an action against us in the Superior Court of the District of Columbia, seeking monetary damages of $360,000 plus pre-judgment interest for alleged wrongful termination under a purported employment agreement between him and us. We took the position that this purported employment agreement was not valid or binding and intended to defend vigorously against this claim. Moreover, we filed a counterclaim for breach of fiduciary duty and mismanagement. Nevertheless, to dispose of these proceedings, in February 2000 we settled with Mr. Wilkie by issuing to him 10,000 shares of our common stock, with piggy-back registration rights, in addition to the 50,000 shares that he had received in the previous year.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were put to a vote of securities holders during the fourth quarter of 1999.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

TRADING MARKET


      Our common stock trades on the NASD Electronic Bulletin Board as EURO.


PRINCIPAL MARKET MAKERS

      The principal market makers of our common stock are Fahnstock & Co., USCC Trading (a division of Fleet Securities), Wm. V. Frankel & Co., GVR Company, Hill Thompson Magid & Co., Herzog, Heine, Geduld, Inc., Mayer & Schweitzer, M.H. Meyerson & Co., North American Institutional Brokers, Knight Securities, Paragon Capital Corporation, Sharpe Capital, Sherwood Securities, Starr Securities , and Wien Securities.

NUMBER OF SHAREHOLDERS OF RECORD

      As of December 31, 1999, we had 305 shareholders of record.

DIVIDENDS.

      To date we have not declared or paid dividends on our common stock. We presently plan to retain earnings, if any, for use in our business.

MARKET PRICE.

      The following table sets forth the quarterly high and low closing bid prices (in U.S. dollars) for the common stock for 1998 and 1999.

                                                       CLOSING BID
                                                       -----------
                                                 High                  Low
                                                 ----                  ---

       1998
       ----
Jan 2 thru Mar 31                               3.3125                2.000
Apr. 1 thru June 30                             2.18                   .25
July 1 thru Sept. 20                            1.291                  .975
Oct. 1 thru Dec. 31                              .975                  .21375


       1999
       ----
Jan 1 thru Mar. 31                              1.125                  .30
Apr. 1 thru June 30                             1.00                   .62
July 1 thru Sept. 29                            1.56                   .75
Oct. 1 thru Dec 31                              3.20                   .96

Source: National Quotation Bureau, LLC

      The foregoing data represent prices between dealers and does not include retail mark-ups, mark-downs or commissions, nor do such data represent actual transactions or adjustments for stock-splits or dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

      The selected financial data as of December 31, 1998 and 1999 and for the years ended December 31, 1997, 1998 and 1999 are derived from and should be read in conjunction with our audited financial statements and accompanying notes included in response to Item 8 below. The data presented below should also be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in response to Item 7 below.

         STATEMENT OF OPERATIONS DATA:  (2)

                                                                                                                   For the Period
                                                                       For the Years Ended December 31,            from Inception
                                                  -------------------------------------------------------------- (May 26, 1995) to
                                                       1996            1997            1998           1999        December 31, 1999
                                                  --------------  --------------  --------------  --------------   --------------
REVENUES - Sale of technology to related party    $           -   $           -   $           -   $     150,000    $     150,000
                                                  --------------  --------------  --------------  --------------   --------------

OPERATING EXPENSES:
  Research and development                            1,170,782       1,007,671       1,039,591       1,233,158        4,663,263
  Consulting fees                                       277,353         553,295         293,323         477,746        1,868,617
  Compensatory element of stock issuances
     pursuant to consulting agreements                1,209,477         839,550         422,200       1,312,679        3,783,906
  Other general and administrative expenses             547,447       1,262,067       1,263,174       2,277,113        5,384,066
                                                  --------------  --------------  --------------  --------------   --------------

    TOTAL OPERATING EXPENSES                          3,205,059       3,662,583       3,018,288       5,300,696       15,699,852
                                                  --------------  --------------  --------------  --------------   --------------

OPERATING LOSS                                       (3,205,059)     (3,662,583)     (3,018,288)     (5,150,696)     (15,549,852)
                                                  --------------  --------------  --------------  --------------   --------------

OTHER EXPENSES:
  Interest expense                                       43,422         270,740         552,971         588,024        1,455,157
  Amortization of deferred and unearned
     financing costs                                    228,502       8,507,919       4,242,884         297,314       13,276,619
  Litigation settlement - in shares of stock                  -               -               -         456,278          456,278
                                                  --------------  --------------  --------------  --------------   --------------

    TOTAL OTHER EXPENSES                                271,924       8,778,659       4,795,855       1,341,616       15,188,054
                                                  --------------  --------------  --------------  --------------   --------------

NET LOSS                                          $  (3,476,983)  $ (12,441,242)  $  (7,814,143)  $  (6,492,312)   $ (30,737,906)
                                                  ==============  ==============  ==============  ==============   ==============

BASIC AND DILUTED LOSS PER SHARE                  $      (0.23)   $       (0.71)  $        (.40)  $        (.27)
                                                  ==============  ==============  ==============  ==============

WEIGHTED AVERAGE COMMON SHARES
   USED IN BASIC AND DILUTED LOSS
   PER SHARE                                         14,808,000      17,581,711      19,323,098      24,477,178
                                                  ==============  ==============  ==============  ==============

         BALANCE SHEET DATA:


WORKING CAPITAL (DEFICIT)                                         $  (2,156,537)  $  (1,933,751)  $  (2,926,993)
                                                                  ==============  ==============  ==============

TOTAL ASSETS                                                      $     952,243   $      76,403   $  11,519,844
                                                                  ==============  ==============  ==============

TOTAL LIABILITIES                                                 $   5,801,966   $   8,911,809   $  10,374,204
                                                                  ==============  ==============  ==============

DEFICIT ACCUMULATED DURING THE
    DEVELOPMENT STAGE                                             $ (16,431,451)  $ (24,245,594)  $ (30,737,906)
                                                                  ==============  ==============  ==============

TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY                           $  (4,849,723)  $  (8,835,406)  $   1,145,640
                                                                  ==============  ==============  ==============

(2) Through December 31, 1999, and since that date, the Company has not derived any significant sales revenues.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      The following is a discussion of our financial condition, results of our operations and liquidity. This discussion should be read together with our financial statements and notes included in this report in response to Item 8 below.

       The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual future results could differ materially from those foreseen in this discussion.

OVERVIEW

      The Company, incorporated in May 1995, is a development stage, technology transfer, holding, marketing and management company formed to commercialize new, existing but previously unrecognized, and previously "classified" technologies, with a particular current emphasis on technologies developed by prominent research institutes and individual researchers in the former Soviet Union and in Israel, and to commercialize those technologies for business and other commercial applications principally in Europe, Ukraine, Russia and North America.

      Until recently, the Company had been principally engaged in identifying, monitoring, reviewing and assessing technologies for their commercial applicability and potential, and in acquiring selected technologies by equity investment, purchase, assignment and licensing arrangements. Although the Company intends to continue identifying, monitoring, reviewing and assessing new technologies, its primary emphasis will be focused on commercializing its present technologies.

      The Company believes that the Technologies are presently ready for commercialization and marketing. To that end, the Company has decided to devote its business activities and resources principally to the marketing and sale of the Technologies. The Company recently has initiated a marketing and sales program for the Technologies, and also has initiated discussions with a number of prominent, potential users of the technologies, with a view towards the future negotiation and execution of licensing and/or joint venture marketing and sales agreements.

      The Company intends to operate its business by licensing its technologies to end-users and through development and operating joint- ventures and strategic alliances. To date, the Company has not generated any revenues from these operations.

      The Company has not been profitable since inception and expects to incur operating losses over the next twelve months. For the period from inception to December 31, 1999, the Company incurred a cumulative net loss of approximately $30.737,906. The Company expects that it will generate losses until at least such time as it can commercialize its technologies, if ever. No assurance can be given that any of the Company's technologies can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

OUR RESULTS OF OPERATIONS

COMPARISON OF 1999 AND 1998

      This year we recognized as revenue $150,000 that we received from the sale of certain technology in a transaction that is discussed further below. We have had no other revenues since inception. Consulting expenses increased from $716,000 for the year ended December 31, 1998 to $1,790,000 for the year ended December 31, 1999. The increase in consulting expense resulted principally from an increase in non-cash compensation issued to consultants and members of our Board of Directors. Other general and administrative expenses increased to $2,277,000 for year ended December 31, 1999 from $1,263,000 for the year ended December 31, 1998. The principal increase of expense of $770,000 related to registration rights accounted for the majority of the variance.

      Research and development expenses increased for 1999 to $1,233,000 from $1,040,000 for 1998. During 1998, we paid $187,500 to Professor Oleg L. Figovsky, Ph.D., in connection with four technology purchase agreements. These payments were charged to research and development expenses during the first quarter of 1998. Research and development expenditures for 1999 included $701,000 related to our continuing investment in six Israeli technology companies and $352,000 for our Russian technologies. Included in research and development expense for 1999 is amortization expense of $134,000 related to our 11/99 purchase of technology rights from KRHL. Amortization expense related to this asset for the year 2000 is expected to approximate $1,600,000.

      For the 1999 and 1998 years, we incurred operating losses of $5,151,000 and $3,018,000 respectively. The losses result principally from expenses incurred in the acquisition and development of our technologies, consulting costs, general and administrative expenses and the absence of revenues.

      Other expenses, consisting of interest expense and amortization of deferred and unearned financing costs, decreased from $4.796,000 for the year ended December 31, 1998 to $1,342,000 for the year ended December 31, 1999. Amortization of deferred and unearned financing costs decreased from $4,243,000 for 1998 to $297,000 for 1999. The decrease in the amortization of deferred and unearned financing costs is attributable principally to our having fully amortized most of them during 1998 and 1987. We reached a litigation settlement in the case of the Dirks Group and National Securities which consisted of a stock settlement valued at $456,000.

      We have reason to believe that we will begin to earn revenues in 2000, but such revenues, if recognized, may be offset to a considerable extent by expenses incurred by us in our continuing efforts to commercialize, sell and market our technologies, as well as the amortization of intangible assets.

COMPARISON OF 1998 AND 1997

      We have had no revenues since our inception. Consulting expenses decreased from $1,393,000 for the year ended December 31, 1997 to $716,000 for the year ended December 31, 1998. The decrease in consulting expense is principally the result of our reduction in the number of consultants engaged during the period and the reduction in consulting fees paid by issuances of shares of our common stock. Other general and administrative expenses for 1997 compared to 1998 remained constant.

      Research and development expenses increased during 1998 to $1,040,000 from $1,008,000, during 1997. The increase was principally attributable to (i) $187,500 paid by us to Professor Oleg L. Figovsky, Ph.D. in connection with the four technology purchase agreements, dated January 1, 1998 and April 1, 1998, and (ii) the purchase of technology from Israeli scientists in April of 1998 for $40,000. Each of these items was charged to research and development expenses during 1998. Further, we increased our funding for development of EKOR and our other technologies. During 1998, development expenditures for the Israeli and Russian technologies aggregated $408,000 and $510,000, respectively, exclusive of consulting fees reported under operating expenses

      For 1998 and 1997, we incurred operating losses of $3,018,000 and $3,663,000, respectively. The losses are principally due to the absence of revenues and to our having incurred the following expenses:

      o     the acquisition and development of technologies,

      o     consulting costs, and

      o     general and administrative expenses.

      Other expenses, consisting of interest expense and amortization of deferred and unearned financing costs, decreased from $8,779,000 during 1997 to $4,796,000 during 1998. However, interest expense increased during this period. The increase in interest expense was attributable to an increase in the amount of debt outstanding. Amortization of deferred and unearned financing costs decreased from $8,508,000 during 1997 to $4,243,000 during 1998. The decrease in the amortization of deferred and unearned financing costs is principally attributable to the issuance of shares of our common stock in 1997 valued at $4,725,000 to the unit holders of the bridge financing in connection with our failure to have our S-1 Registration Statement declared effective by the SEC by April 1, 1998. The S-1 Registration Statement became effective in July 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, our primary sources of working capital have been the net proceeds of:

      o     $842,000 from a limited offering of our common stock;

      o $2,000,000 from a bridge financing completed in 1996 and subsequently repaid;

      o     $3,000,000, $3,000,000 and $1,000,000 from private placements of our
            8% Convertible Debentures due November, 2000, February, 2001 and July, 2001, respectively;

      o $500,000 from a secured financing obtained in January 1999 and repaid in January 2000;

      o $975,000 from a private offering of 3,900,000 shares of our common stock in the third quarter of 1999; and

      o $3,000,000 from the issuance on December 31, 1999 of 1,882,353 shares, and of warrants to buy an additional 200,000 shares, of our common stock to a single investor on December 31, 1999. Another 1,200,000 shares were issued to such investor in March 2000 for a further financing amounting to net proceeds of $6,000,000.

      The debentures may be converted into shares of our common stock at beneficial conversion rates based on timing of conversions. During 1999, a debenture holder exercised the conversion right under the November 27, 1997 and July 20, 1998 Convertible Debenture agreement and converted principal of $410,000 and accrued interest of $161,788 into 1,204,665 shares of our common stock. During 1998, a debenture holder exercised the conversion right under the November 27, 1997 Convertible Debenture agreement and converted principal of $30,000 and accrued interest of $2,194 into 100,002 shares of our common stock. Based on the bid price of our common stock at December 31, 1999, the debentures' principal currently outstanding could be converted into approximately 4 million shares of our common stock. In January 2000, we reached an agreement with the holders of the convertible debentures pursuant to which we paid all interest arrearages and the holders agreed to a $2.00 per share conversion price floor on certain of these debentures.

      On January 6, 1999, our then Chairman and the majority convertible debt holder provided $450,000 of short-term financing to us, evidenced by a $50,000 and a $400,000 secured promissory notes, respectfully. Each secured promissory note bore interest at 13% per annum and was due January 6, 2000. The promissory notes were collateralized by our intangible assets and could be exchanged for 8% convertible debentures under terms similar to the current outstanding debentures. We repaid the $400,000 note on its due date from the proceeds of the December 31, 1999 $3,000,000 stock and warrant issue. Our former chairman has agreed to convert his $50,000 note plus accrued interest and 9,750 warrants into 200,000 shares of our common stock.

      Around the same time as the organization of Eurotech, our organizor also created another company Kurchatov Research Holding, Ltd. ("KRHL"). In the organization of KRHL, one of our organizers, who is a former director of ours and at one time our President and who continues to be one of our major shareholder and a consultant to our company, was acting on behalf of the Russian Scientists that have developed EKOR and whose continued collaboration in the implementation of our EKOR program was and continues to be by us fundamentally important. Accordingly, on August 26, 1996 we entered into an agreement with KRHL pursuant to which we assigned to KRHL a 50% interest in the net profits (after deducting development costs and related expenses attributable to EKOR) derived by us from the sale or licensing of EKOR

      During 1999 our directors became increasingly concerned about the adverse effects on management and on public investor perception of divided ownership of our most important technology and conflicting objectives between the two companies. We acquired from the organizer the scientists' shares, representing an interest of about 40%, in KRHL, in exchange for which we issued to him, for the benefit of the scientists, 4,530,000 shares of our own common stock valued at $4,841,438. We were, however, unable to acquire privately any other KRHL shares. We thus turned to negotiations with KRHL's Board and influential shareholders with a view to reacquiring undivided ownership of the EKOR license.

      These negotiations resulted in an agreement, dated as of November 30, 1999, pursuant to which KRHL released to us all of its rights in EKOR. For this release, we

      * Released to KRHL all of our interest in the Resealable Container Systems and TetraPak Container technologies, for which we had previously received a $150,000 deposit, for additional consideration of $350,000 payable on or before September 1, 2000; as a result we recognized the $150,000 deposit as revenue;

      * Surrendered to KRHL the shares in it that we had acquired from the organizer;

      * Issued to KRHL 2,000,000 shares of our own common stock valued at $2,137,500.

      *     Agreed to pay to KRHL a royalty of 2% on all our sales of EKOR; and

      *     Assumed KRHL's obligations to Spinneret Financial Systems, Inc.

      Spinneret had previously lent to KRHL $750,000 against convertible notes on which KRHL was in default and on which interest and penalties had accrued. Spinneret expressly consented to our assumption of this liability. Subsequently and before year-end, Spinneret agreed to release us from this liability in exchange for the issuance to Spinneret of 1,000,000 of our common stock, valued at $1,068,750.

      The Technology Rights item on the balance sheet, which will be amortized over a 5 year period, results from the sum of the values attributed to these transactions less one month's amortization.

      During 1999, our principal sources of cash were the proceeds from the January,1999 promissory notes of $450,000, private sales of our common stock of $5,346,000 and proceeds from exercise of warrants of $327,000..

      We have agreed in principle to fund the commercialization of certain technologies developed in the former Soviet Union by scientists and researchers at Kurchatov Institute (which is not related to KRHL) and members of Euro-Asian Physical Society (EAPS). Kurchatov Institute will provide the materials, facilities and personnel to complete the necessary work to commercialize the technologies. We also have agreed in principle to provide funding in connection with the marketing and sale of three of our other technologies. Total expenditures under these programs approximated $1,200,000 during 1999. Our principal source of funding for these expenditures during the year 1999 was the proceeds of private sales of our stock.

      On January 20, 1999, we entered into an agreement to invest $300,000 in exchange for an additional 16% interest in Chemonol, an Israeli research and development company, to give us a total interest in its equity of 36%. The agreement obligated us to make four equal payments of $75,000 on March 1, 1999,July 1, 1999, October 1, 1999 and January 1, 2000. All of these payments have been made. Later in 1999 we agreed to invest during 2000 a further $150,000, which would bring our interest in Chemonol's equity to 52%

      As part of the December 31, 1999 transaction pursuant to which we issued 1,882,353 shares, and a warrant to buy an additional 200,000 shares, of our common stock for $3,000,000, the investor agreed to permit us to sell to it additional shares of common stock, over time and subject to certain conditions, for up to a total of an additional $22,000,000. As mentioned above, another 1,200,000 shares were issued to such investor in March 2000 for a further financing under this commitment amounting to net proceeds of $6,000,000. We believe that this commitment provides us with sufficient resources to launch us on a revenue-producing track.

      As of December 31, 1999, we had a working capital deficit of $2,926,993 and stockholders' equity of $1,146,000, respectively, compared with deficits of $1,934,000 and $8,835,000, respectively, at December 31, 1998. The change from a stockholders deficiency at December 31, 1998 into positive stockholders equity at December 1999 is attributable principally to the transactions that we entered into during the latter part of 1999 and that we have summarized briefly above. The increase in the working capital deficit was caused by the reclassification of convertible debentures in the amount of $2,660,000 to a current liability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      As of December 31, 1999, we had no exposure to market risk associated with activities in derivative financial instruments, other financial instruments, or derivative commodity instruments because with did not engage in any such activities during the past fiscal year or, indeed, since our organization.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

      We submit below the following financial statements and supplemental data:


   1. Opinion of Tabb, Conigliaro & McGann, P.C., independent certified public accountants

   2. Balance sheets as of December 31, 1999 and 1998

   3. Statements of Loss for the years ended December 31, 1999, 1998 and 1997

   4. Statements of Stockholders' Deficiency for the years ended December 31, 1999, 1998 and 1997

   5. Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

   6. Notes to Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL AND ACCOUNTING DISCLOSURE.

      Not applicable.



                                    PART III

      There is incorporated by reference in this Part III (Items 10, 11, 12 and 13) the information that will be contained in our proxy statement for our forthcoming annual meeting, which will be filed in definitive form before April 29, 2000.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)   The following documents are filed as part of this report:

            1. The financial statements listed and included above in response to Item 8

            2.    The following financial statement schedules:

                  (a)   None

            3.    The following Exhibits:

Exhibit
  No.       Description of Exhibit
-------     ----------------------

3.1         Articles of Incorporation of the Eurotech, Ltd.(1)

3.2         Bylaws of the Eurotech, Ltd.(1)

4.1         Form of Common Stock Certificate(1)

10.1.1 License Agreement dated September 6, 1996 between Euro-Asian Physical Society and ERBC Holding, Ltd.(1)

10.1.2 Sub-License Agreement dated September 16, 1996 between ERBC Holding, Ltd. and Eurotech, Ltd.(1)

10.1.3 Agreement dated January 28, 1997 between Eurotech, Ltd. and Kurchatov Research Holdings, Ltd.(1)

10.1.4 Memorandum of Intent among Chernobyl Nuclear Power Plant, I. V. Kurchatov Institute, Ukrstroj and Eurotech, Ltd.(1)

10.1.5 Agreement dated December 6, 1996 between Ukrstoj and Chernobyl Nuclear Power Plant(1)

10.1.6 Agreement dated December 11, 1996 among Ukrstroj, Eurotech, Ltd. and Euro-Asian Physical Society(1)

10.2        Technology Purchase Agreement between the Company and Oleg L.
            Figovsky(2)

10.3        Technology Purchase Agreement between the Company and Oleg L.
            Figovsky(2)

10.4        Technology Purchase Agreement between the Company and Oleg L.
            Figovsky(2)

10.5 Acquisition of the 49% Rights to Net Profits Agreement Dated February 27, 2000 between the Company and Oleg L. Figovsky (8).

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

10.9.1      Form of Agreement between the Company, Ofek Le-Oleh Foundation and
            Y. Kopit(2)

10.9.2      Equity Sharing Agreement between the Company, Y. Kopit and V.
            Rosenband(2)

10.9.3      Voting Agreement between the Company, Y. Kopit and V. Rosenband(2)

10.10       Form of License Agreement between the Company and ERBC Holdings,
            Ltd.(2)

10.11.1 Cooperation Agreement between the Company and Forschungszentrum Julich GmbH(2)

10.11.2 Four Party agreement with the three entities in Germany, for EKOR Germany testing(7)

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

10.13.3 Registration Rights Agreement between the Company and JNC Opportunity Fund Ltd.(2)

10.13.4 Form of 8% Convertible Debenture Due February 23, 2001 between the Company and JNC Opportunity Fund, Ltd.(2)

10.13.5     Warrant No. 3 between the Company and JNC Opportunity Fund Ltd.(2)

10.14.1 Debenture Purchase Agreement between the Company and JNC Strategic Fund Ltd.(3)

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

10.14.10    Agreement Dated February 25, 2000 regarding conversion price. (8)

10.15.1     Agreement between the Company and David Wilkes(3)

10.15.2 Secured Promissory Note between the Company as Maker and JNC Strategic Fund Ltd. as Payee(3)

10.15.3 Secured Promissory Note between the Company as Maker and David Wilkes as Payee(3)

10.15.4 Secured Promissory Note between the Company as Maker and David Wilkes as Payee(3)

10.15.5 Escrow Agreement among the Company, JNC Strategic Fund Ltd. and Encore Capital Management, L.L.C.(3)

10.15.6 Security Agreement by the Company in favor of JNC Strategic Fund Ltd. and David Wilkes(3)

10.15.7     Warrant between the Company and JNC Strategic Fund Ltd.(3)

10.15.7     Warrant issued by the Company to David Wilkes(3)

10.15.8 Form of 8% Convertible Debenture Due Three Years from Original Issue Date between the Company and JNC Strategic Fund Ltd.(3)

10.15.9     Employment Agreement between the Company and Frank Fawcett(4)

10.15.10    Disengagement Agreement between the Company and Frank Fawcett(4)

10.16.1     Letter Agreement between the Company and Don V. Hahnfeldt(4)

10.16.2     Revised employment agreement between the Company and Don V.
            Hahnfeldt(7)

10.17       Agreement dated September 9, 1999 between the Company and Peter
            Gulko(5)

10.18 Agreement dated as of November 30, 1999 between the Company and Kurchatov Research Holdings, Ltd.(6)

10.19 Agreement dated as of December 15, 1999 between the Company and Spinneret Financial Systems, Inc.(7)

10.20.1 Common Stock Purchase Agreement dated December 31, 1999 between the Company and Woodward LLC(7)

10.20.2     Warrant issued by the Company to Woodward LLC(7)

10.20.3     Registration Rights Agreement between the Company and Woodward
            LLC(7)

10.20.4     Commitment Agreement ($22,000,000) between the Company and Woodward
            LLC(7)

10.20.5     Escrows Agreement among the Company, Woodward LLC and Krieger &
            Prager(7)

23.1        Consent of Tabb, Conigliaro & McGann(8)

27          Financial Data Schedule(8)

----------------------

      (1) Incorporated by reference to such Exhibits filed with our registration statement on Form 10 on file with the Commission, file number 000-22129

      (2) Incorporated by reference to such Exhibits filed with Pre-effective Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-26673.

      (3) Incorporated by reference to such Exhibits filed with the Company's Current Report on Form 8-K as of August 3, 1998 under the Securities Exchange Act of 1934, on file with the Commission

      (4) Incorporated by reference to such Exhibit filed with Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 333-26673

      (5) Incorporated by reference to such Exhibit filed by Peter Gulko with his Statement on Schedule 13D

      (6) Incorporated by reference to such Exhibit filed with the Company's Current Report on Form 8-K as of November 30, 1999 under the Securities Exchange Act of 1934, on file with the Commission

      (7) Incorporated by reference to such Exhibit filed with Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-26673

      (8)   Filed herewith.

-----------------------------

            (b) We filed one Current Report on Form 8-K during the fourth quarter of 1999. Such Current Report reported the Agreement dated as of November 15, 1999 with Kurchatov Research Holdings Ltd. (KRHL) pursuant to which we reacquired right to 50% of Ekor net profits. Such Current Report did not include any financial statements.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Act Exchange of 1934, the registrant has duly caused this Annual Report be signed on its behalf by the undersigned thereunto duly authorized.



                                               EUROTECH, LTD.



                                               By: /s/ Don V. Hahnfeldt
                                                  -----------------------------
                                                  Don V. Hahnfeldt
                                                  President and CEO

Date:  March 28, 2000



                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Don V. Hahnfeldt his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his place and stead, in any and all capacities, to sign any and all further amendments to this Annual Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Person                        Capacity                         Date
        ------                        --------                         ----

/s/ Chad A. Verdi             Chairman of the Board of Directors    March 28, 2000
---------------------------
    Chad A. Verdi


/s/ Randolph A. Graves, Jr.   Director, Executive Vice President    March 28, 2000
---------------------------
    Randolph A. Graves, Jr.


/s/ Don V. Hanhfeldt          Director, President, Chief Executive  March 28, 2000
---------------------------   Officer
    Don V. Hahnfeldt


/s/ Jon W. Dowie              Chief Financial and                   March 28, 2000
---------------------------   Accounting Officer
    Jon W. Dowie


                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS




                                                                      Page Nos.
                                                                      ---------

INDEPENDENT AUDITORS' REPORT                                             F-2


BALANCE SHEETS                                                           F-3
         At December 31, 1998 and December 31, 1999


STATEMENTS OF OPERATIONS                                                 F-4
         For the Years Ended December 31, 1997, 1998 and 1999 For the Period from Inception
         (May 26, 1995) to December 31, 1999


STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY                        F-5 - F-9
         For the Period from Inception (May 26, 1995) to December 31, 1995 For the Years Ended
         December 31, 1996, 1997, 1998 and 1999


STATEMENTS OF CASH FLOWS                                                 F-10
         For the Years Ended December 31, 1997, 1998 and 1999 For the Period from Inception
         (May 26, 1995) to December 31, 1999


NOTES TO FINANCIAL STATEMENTS                                         F-11- F-47

Board of Directors and Stockholders
Eurotech, Ltd.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


We have audited the accompanying balance sheets of Eurotech, Ltd. (the " Company") (a development stage company) as of December 31, 1998 and 1999 and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 1997, 1998 and 1999 and for the period from inception (May 26, 1995) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eurotech, Ltd. (a development stage company) at December 31, 1998 and 1999 and the results of its operations and its cash flows for the years ended December 31, 1997, 1998 and 1999 and for the period from inception (May 26, 1995) to December 31, 1999 in conformity with generally accepted accounting principles.

The Company is classified as a development-stage company and, to-date, the Company has not generated any substantial revenues from operations (see Note
13).



                                             /s/ TABB, CONIGLIARO & McGANN, P.C.


New York, New York
March 27, 2000

                                 EUROTECH, LTD.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                     ASSETS
                                     ------

                                                           At December 31,
                                                    ----------------------------
                                                         1998           1999
                                                    -------------  -------------

CURRENT ASSETS:
  Cash                                              $      1,940   $  3,547,011
  Receivable from related parties                          5,918              -
  Prepaid expenses and other current assets                  200            200
                                                    -------------  -------------

      TOTAL CURRENT ASSETS                                 8,058      3,547,211

PROPERTY AND EQUIPMENT - net of accumulated
  depreciation                                            31,846         24,750

OTHER ASSETS:
  Technology rights - net of accumulated
    amortization of $134,128 at December 31,
    1999                                                       -      7,913,559
  Organization and patent costs - net of
    accumulated amortization                              26,587         24,573
  Deferred financing costs                                 2,361              -
  Other assets                                             7,551          9,751
                                                    -------------  -------------

      TOTAL ASSETS                                  $     76,403   $ 11,519,844
                                                    =============  =============


                LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
                -------------------------------------------------

CURRENT LIABILITIES:
  Notes payable                                     $          -   $    450,000
  Accounts payable and accrued liabilities             1,716,809      3,139,204
  Deferred revenue                                       225,000        225,000
  Current portion of convertible debentures                    -      2,660,000
                                                    -------------  -------------

      TOTAL CURRENT LIABILITIES                        1,941,809      6,474,204
                                                    -------------  -------------

CONVERTIBLE DEBENTURES - Less current
  maturities                                           6,970,000      3,900,000
                                                    -------------  -------------

      TOTAL LIABILITIES                                 8,911,80     10,374,204
                                                    -------------  -------------

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS
  (Notes 1, 3, 4, 7, 8, 11, 13, and 16)

STOCKHOLDERS' (DEFICIENCY) EQUITY:
  Preferred stock - $0.01 par value;
    1,000,000 shares authorized; -0- shares
    issued and outstanding                                     -              -
  Common stock - $0.00025 par value;
    50,000,000 shares authorized; 19,621,882
    and 39,399,343 shares issued and outstanding
    at December 31, 1998 and December 31, 1999,
    respectively                                           4,905          9,850
  Additional paid-in capital                          15,452,783     31,873,696
  Unearned financing costs                               (47,500)             -
  Deficit accumulated during the development stage   (24,245,594)   (30,737,906)
                                                    -------------  -------------

      TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY         (8,835,406)     1,145,640
                                                    -------------  -------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        (DEFICIENCY) EQUITY                         $     76,403   $ 11,519,844
                                                    =============  =============


The accompanying notes are an integral part of these financial statements.


                                                   EUROTECH, LTD.
                                           (A Development Stage Company)

                                              STATEMENTS OF OPERATIONS

                                                                                                      For the Period
                                                                                                      from Inception
                                                               For the Years Ended December 31,       (May 26, 1995)
                                                         -------------------------------------------  to December 31,
                                                              1997           1998          1999            1999
                                                         -------------  -------------  -------------  -------------
REVENUES - Sale of technology to related party           $          -   $          -   $    150,000   $    150,000
                                                         -------------  -------------  -------------  -------------
OPERATING EXPENSES:
  Research and development                                  1,007,671      1,039,591      1,233,158      4,663,263
  Consulting fees                                             553,295        293,323        477,746      1,868,617
  Compensatory element of stock issuances pursuant
     to consulting and other agreements                       839,550        422,200      1,312,679      3,783,906
   Other general and administrative expenses                1,262,067      1,263,174      2,277,113      5,384,066
                                                         -------------  -------------  -------------  -------------
     TOTAL OPERATING EXPENSES                               3,662,583      3,018,288      5,300,696     15,699,852
                                                         -------------  -------------  -------------  -------------

     OPERATING LOSS                                        (3,662,583)    (3,018,288)    (5,150,696)   (15,549,852)
                                                         -------------  -------------  -------------  -------------

OTHER EXPENSES:
  Interest expense                                            270,740        552,971        588,024      1,455,157
  Amortization of deferred and unearned financing
     costs                                                  8,507,919      4,242,884        297,314     13,276,619
  Litigation settlement  - in shares of stock                  -                   -        456,278        456,278
                                                         -------------  -------------  -------------  -------------

    TOTAL OTHER EXPENSES                                    8,778,659      4,795,855      1,341,616     15,188,054
                                                         -------------  -------------  -------------  -------------

NET LOSS                                                 $(12,441,242)  $ (7,814,143)  $ (6,492,312)  $ (30,737,906)
                                                         =============  =============  =============  =============
BASIC AND DILUTED LOSS PER SHARE
  (Notes 2 and 11)                                       $      (0.71)  $       (.40)  $       (.27)
                                                         =============  =============  =============

WEIGHTED AVERAGE COMMON SHARES
   USED IN BASIC AND DILUTED LOSS
   PER SHARE (Notes 2 and 11)                               17,581,711    19,323,098     24,477,178
                                                         =============  =============  =============


The accompanying notes are an integral part of these financial statements.

                                                     EUROTECH, LTD.
                                             (A Development Stage Company)

                                     STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY

                            FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1995
                               AND THE YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1999
                                                                                               Common Stock             Additional
                                                                         Date of      ------------------------------     Paid-in
Period Ended December 31, 1995:                                        Transaction        Shares         Amount          Capital
-------------------------------                                       --------------  --------------  --------------  --------------
                                                                                            (1)
Founder shares issued ($0.00025 per share)                                 05/26/95       4,380,800   $       1,095   $      (1,095)
Issuance of stock for offering consulting fees $0.0625 per share)          08/31/95         440,000             110          27,390
Issuance of stock ($0.0625 and $0.25 per share)                            Various        4,080,000           1,020         523,980
Issuance of stock for license ($0.0625 per share)                          08/31/95         600,000             150          37,350
Issuance of stock options for offering legal and consulting fees                                  -               -          75,000
Offering expenses                                                                                 -               -        (105,398)
Net loss                                                                                          -               -               -
                                                                                      --------------  --------------  --------------
Balance - December 31, 1995                                                               9,500,800           2,375         557,227

Year Ended December 31, 1996:
-----------------------------

Issuance of stock ($0.25 per share)                                        Various        1,278,000             320         319,180
Exercise of stock options                                                  01/18/96         600,000             150               -
Issuance of stock for consulting fees ($0.34375 per share)                 03/22/96         160,000              40          54,960
Issuance of stock for consulting fees ($0.0625 per share)                  05/15/96       2,628,000             657         163,593
Issuance of stock for consulting fees ($0.590625 per share)                06/19/96       1,500,000             375         885,563
Issuance of stock for consulting fees ($1.82 per share)                    11/12/96          57,036              14         104,275
Issuance of stock pursuant to bridge financing ($1.81325 per share)         12/96         1,500,000             375       2,719,500
Amortization of unearned financing costs                                                          -               -               -
Repayment by stockholders                                                                         -               -               -
Net loss                                                                                          -               -               -
                                                                                      --------------  --------------  --------------
Balance - December 31, 1996                                                              17,223,836   $       4,306   $   4,804,298
                                                                                      ==============  ==============  ==============
                                                                                                                         (continued)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                        Unearned       During the
                                                                         Due from       Financing      Development
Period Ended December 31, 1995:                                        Stockholders       Costs           Stage           Total
-------------------------------                                       --------------  --------------  --------------  --------------
Founder shares issued ($0.00025 per share)                            $           -   $           -   $           -   $           -
Issuance of stock for offering consulting fees $0.0625 per share)                 -               -               -          27,500
Issuance of stock ($0.0625 and $0.25 per share)                              (3,000)              -               -         552,000
Issuance of stock for license ($0.0625 per share)                                 -               -               -          37,500
Issuance of stock options for offering legal and consulting fees                  -               -               -          75,000
Offering expenses                                                                 -               -               -        (105,398)
Net loss                                                                          -               -        (513,226)       (513,226)
                                                                      --------------  --------------  --------------  --------------
Balance - December 31, 1995                                                  (3,000)              -        (513,226)         43,376

Year Ended December 31, 1996:
-----------------------------

Issuance of stock ($0.25 per share)                                               -               -               -         319,500
Exercise of stock options                                                         -               -               -             150
Issuance of stock for consulting fees ($0.34375 per share)                        -               -               -          55,000
Issuance of stock for consulting fees ($0.0625 per share)                         -               -               -         164,250
Issuance of stock for consulting fees ($0.590625 per share)                       -               -               -         885,938
Issuance of stock for consulting fees ($1.82 per share)                           -               -               -         104,289
Issuance of stock pursuant to bridge financing ($1.81325 per share)               -      (2,719,875)              -               -
Amortization of unearned financing costs                                          -         226,656               -         226,656
Repayment by stockholders                                                     3,000               -               -           3,000
Net loss                                                                          -               -      (3,476,983)     (3,476,983)
                                                                      --------------  --------------  --------------  --------------
Balance - December 31, 1996                                           $           -   $  (2,493,219)  $  (3,990,209)  $  (1,674,824)
                                                                      ==============  ==============  ==============  ==============

(1)    Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

                           The accompanying notes are an integral part of these financial statements.

                                                               F-5

                                                     EUROTECH, LTD.
                                             (A Development Stage Company)

                                     STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY

                            FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1995
                               AND THE YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1999
                                                                                               Common Stock             Additional
                                                                         Date of      ------------------------------     Paid-in
Year Ended December 31, 1997:                                          Transaction        Shares         Amount          Capital
-----------------------------                                         --------------  --------------  --------------  --------------
                                                                                            (1)
Balance - December 31, 1996                                                              17,223,836   $       4,306   $   4,804,298

Issuance of stock for consulting fees ($2.50 per share)                    03/97             64,000              16         159,984
Issuance of stock for consulting fees ($5.45 per share)                    06/97             39,000               9         212,540
Issuance of stock for consulting fees ($5.00 per share)                    09/97             59,000              15         294,986
Issuance of stock pursuant to penalty provision of bridge
  financing ($5.45 per share)                                              06/97            500,000             125       2,724,875
Value assigned to conversion feature of Convertible Debentures             11/97                  -               -       1,337,143
Value assigned to issuance of 127,500 warrants in consideration for interest and placement fees in connection with
  Convertible Debentures                                                   11/97                  -               -         284,480
Value assigned to issuance of 35,000 warrants to shareholder
  for consulting services                                                  11/97                  -               -          39,588
Value assigned to issuance of 364,000 warrants to shareholder
  as additional consideration for financing activities                     11/97                  -               -         862,680
Issuance of stock for consulting fees ($4.00 per share)                    12/97             43,000              11         171,989
Accrual of stock issued January 1998 pursuant to penalty
  provision of bridge financing ($2.00 per share)                          12/97          1,000,000             250       1,999,750
Amortization of unearned financing costs                                                          -               -               -
Net loss                                                                                          -               -               -
                                                                                      --------------  --------------  --------------
Balance - December 31, 1997                                                              18,928,836   $       4,732   $  12,892,313
                                                                                      ==============  ==============  ==============

                                                                                                                         (continued)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                        Unearned       During the
                                                                         Due from       Financing      Development
Year Ended December 31, 1997:                                          Stockholders       Costs           Stage           Total
-----------------------------                                         --------------  --------------  --------------  --------------
Balance - December 31, 1996                                           $           -   $  (2,493,219)  $  (3,990,209)  $  (1,674,824)

Issuance of stock for consulting fees ($2.50 per share)                           -               -               -         160,000
Issuance of stock for consulting fees ($5.45 per share)                           -               -               -         212,549
Issuance of stock for consulting fees ($5.00 per share)                           -               -               -         295,001
Issuance of stock pursuant to penalty provision of bridge
  financing ($5.45 per share)                                                     -      (2,725,000)              -               -
Value assigned to conversion feature of Convertible Debentures                    -      (1,337,143)              -               -
Value assigned to issuance of 127,500 warrants in consideration for interest and placement fees in connection with
  Convertible Debentures                                                          -        (284,480)              -               -
Value assigned to issuance of 35,000 warrants to shareholder
  for consulting services                                                         -         (39,588)              -               -
Value assigned to issuance of 364,000 warrants to shareholder
  as additional consideration for financing activities                            -        (862,680)              -               -
Issuance of stock for consulting fees ($4.00 per share)                           -               -               -         172,000
Accrual of stock issued January 1998 pursuant to penalty
  provision of bridge financing ($2.00 per share)                                 -      (2,000,000)              -               -
Amortization of unearned financing costs                                          -       8,426,793               -       8,426,793
Net loss                                                                          -               -     (12,441,242)    (12,441,242)
                                                                      --------------  --------------  --------------  --------------
Balance - December 31, 1997                                           $           -   $  (1,315,317)  $ (16,431,451)  $  (4,849,723)
                                                                      ==============  ==============  ==============  ==============

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



                                                     EUROTECH, LTD.
                                             (A Development Stage Company)

                                     STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY

                            FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1995
                               AND THE YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1999
                                                                                               Common Stock             Additional
                                                                         Date of      ------------------------------     Paid-in
Year Ended December 31, 1998:                                          Transaction        Shares         Amount          Capital
-----------------------------                                         --------------  --------------  --------------  --------------
                                                                                            (1)
Balance - December 31, 1997                                                              18,928,836   $       4,732   $  12,892,313
Issuance of stock for consulting fees ($2.58 per share)                    03/98             43,000              11         110,930
Issuance of stock for consulting fees ($0.85 per share)                    06/98            143,000              35         215,895
Issuance of stock for consulting fees ($0.32 per share)                    09/98            126,617              32         107,503
Issuance of stock for consulting fees                                      12/98            155,427              39          81,505
Issuance of stock pursuant to penalty provision of
  bridge financing ($1.0625 per share)                                     04/98            500,000             125         531,124
Value assigned to conversion feature of Convertible Debentures
  and 60,000 warrants issued as additional interest                        02/98                  -               -       1,100,000
Value assigned to conversion feature of Convertible Debentures
  and 125,000 warrants issued as additional interest                       07/98                  -               -         475,000
Cancellation of stock issued for consulting fees                           07/98           (375,000)            (94)        (93,656)
Issuance of stock for conversion of debenture note payable
  ($0.32 per share)                                                    09/98, 11/98         100,002              25          32,169
Amortization of unearned financing costs                                                          -               -               -
Net loss                                                                                          -               -               -
                                                                                      --------------  --------------  --------------
Balance - December 31, 1998                                                              19,621,882   $       4,905   $  15,452,783
                                                                                      ==============  ==============  ==============

                                                                                                                         (continued)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                        Unearned       During the
                                                                         Due from       Financing      Development
Year Ended December 31, 1998:                                          Stockholders       Costs           Stage           Total
-----------------------------                                         --------------  --------------  --------------  --------------
Balance - December 31, 1997                                           $           -   $  (1,315,317)  $ (16,431,451)  $  (4,849,723)
Issuance of stock for consulting fees ($2.58 per share)                           -               -               -         110,941
Issuance of stock for consulting fees ($0.85 per share)                           -               -               -         215,930
Issuance of stock for consulting fees ($0.32 per share)                           -               -               -         107,535
Issuance of stock for consulting fees                                             -               -               -          81,544
Issuance of stock pursuant to penalty provision of
  bridge financing ($1.0625 per share)                                            -        (531,249)              -               -
Value assigned to conversion feature of Convertible Debentures
  and 60,000 warrants issued as additional interest                               -      (1,100,000)              -               -
Value assigned to conversion feature of Convertible Debentures
  and 125,000 warrants issued as additional interest                              -        (475,000)              -               -
Cancellation of stock issued for consulting fees                                  -               -               -         (93,750)
Issuance of stock for conversion of debenture note payable
  ($0.32 per share)                                                               -               -               -          32,194
Amortization of unearned financing costs                                          -       3,374,066               -       3,374,066
Net loss                                                                          -               -      (7,814,143)     (7,814,143)
                                                                      --------------  --------------  --------------  --------------
Balance - December 31, 1998                                           $           -   $     (47,500)  $ (24,245,594)  $  (8,835,406)
                                                                      ==============  ==============  ==============  ==============

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



                                                     EUROTECH, LTD.
                                             (A Development Stage Company)

                                     STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY

                            FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1995
                               AND THE YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1999
                                                                                               Common Stock             Additional
                                                                         Date of      ------------------------------     Paid-in
Year Ended December 31, 1999:                                          Transaction        Shares         Amount          Capital
-----------------------------                                         --------------  --------------  --------------  --------------
                                                                                            (1)
Balance - December 31, 1998                                                              19,621,882   $       4,905   $  15,452,783
Issuance of stock for consulting fees ($0.77 per share)                    03/99             78,613              20          62,381
Issuance of stock for consulting fees ($0.72 per share)                    06/99            611,572             153         429,035
Issuance of stock for consulting fees ($0.98 per share)                    09/99            496,002             124         520,116
Issuance of stock for conversion of debenture note payable
  ($0.35 per share)                                                        02/99            987,201             247         341,029
Issuance of stock for finder's fee ($1.94 per share)                       12/99             29,518               7          46,302
Issuance of stock for finder's fee ($0.77 per share)                       09/99             82,580              20          63,727
Issuance of stock for consulting fees ($2.04 per share)                    12/99            100,374              25         190,769
Value assigned to conversion feature of Convertible Debentures
  and 84,750 warrants issued as additional interest                        01/99                  -               -         175,425
Value assigned to additional consideration for financing activities
  ($0.72 per share)                                                        05/99            100,000              25          71,975
Issuance of stock ($0.25 per share)                                        06/99          1,000,000             250         474,750
Issuance of stock ($0.25 per share)                                        09/99          2,000,000             500         499,500
Issuance of stock ($0.38 per share)                                        12/99          3,035,000             759       1,179,241
Issuance of stock ($0.25 per share)                                        12/99            930,000             233         232,267
Issuance of stock ($0.50 per share)                                        12/99            240,000              60         119,940
Issuance of stock for settlement of litigation ($2.51 per share)           11/99            181,784              45         456,233

                                                                                                                         (continued)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                        Unearned       During the
                                                                         Due from       Financing      Development
Year Ended December 31, 1999:                                          Stockholders       Costs           Stage           Total
-----------------------------                                         --------------  --------------  --------------  --------------
Balance - December 31, 1998                                           $           -   $     (47,500)  $ (24,245,594)  $  (8,835,406)
Issuance of stock for consulting fees ($0.77 per share)                           -               -               -          62,401
Issuance of stock for consulting fees ($0.72 per share)                           -               -               -         429,188
Issuance of stock for consulting fees ($0.98 per share)                           -               -               -         520,240
Issuance of stock for conversion of debenture note payable
  ($0.35 per share)                                                               -               -               -         341,276
Issuance of stock for finder's fee ($1.94 per share)                              -               -               -          46,309
Issuance of stock for finder's fee ($0.77 per share)                              -               -               -          63,747
Issuance of stock for consulting fees ($2.04 per share)                           -               -               -         190,794
Value assigned to conversion feature of Convertible Debentures
  and 84,750 warrants issued as additional interest                               -        (175,425)              -               -
Value assigned to additional consideration for financing activities
  ($0.72 per share)                                                               -         (72,000)              -               -
Issuance of stock ($0.25 per share)                                               -               -               -         475,000
Issuance of stock ($0.25 per share)                                               -               -               -         500,000
Issuance of stock ($0.38 per share)                                               -               -               -       1,180,000
Issuance of stock ($0.25 per share)                                               -               -               -         232,500
Issuance of stock ($0.50 per share)                                               -               -               -         120,000
Issuance of stock for settlement of litigation ($2.51 per share)                  -               -               -         456,278

(1)    Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

                           The accompanying notes are an integral part of these financial statements.

                                                               F-8

                                                     EUROTECH, LTD.
                                             (A Development Stage Company)
                                     STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY

                            FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1995
                               AND THE YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1999

                                                                                               Common Stock             Additional
                                                                         Date of      ------------------------------     Paid-in
Year Ended December 31, 1999:(Continued)                               Transaction        Shares         Amount          Capital
-----------------------------                                         --------------  --------------  --------------  --------------
                                                                                            (1)
Issuance of stock for exercise of warrants ($1.50 per share)           11/99  12/99         200,000              50   $     299,950
Acquisition of 6,795,000 shares of Kurchatov Research Holdings,
  Ltd. ($1.07 per share)                                                   09/99          4,530,000           1,133       4,840,305
Acquisition from KRHL for Ekor Technology interest ($1.069 per share)      11/99          2,000,000             500       2,137,000
Issuance of stock to retire debt of KRHL assumed with purchase of
  Ekor Technology interest ($1.06 per share)                               11/99          1,000,000             250       1,068,500
Issuance of stock for exercise of warrants ($0.36 per share)               11/99             75,000              19          26,981
Issuance of stock for conversion of debenture note payable,
  interest and penalties ($0.36 per share)                                 11/99            217,464              54         230,458
Issuance of stock in private sale ($1.59 per share)                        12/99          1,882,353             471       2,831,529
Modification of warrants issued                                                                   -               -         123,500
Amortization of unearned financing costs                                                          -               -               -
Net loss                                                                                          -               -               -
                                                                                      --------------  --------------  --------------
Balance - December 31, 1999                                                              39,399,343   $       9,850   $  31,873,696
                                                                                      ==============  ==============  ==============

                                                                                                                         (continued)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                        Unearned       During the
                                                                         Due from       Financing      Development
Year Ended December 31, 1999:(Continued)                               Stockholders       Costs           Stage           Total
-----------------------------                                         --------------  --------------  --------------  --------------
Issuance of stock for exercise of warrants ($1.50 per share)          $           -   $           -   $           -   $     300,000
Acquisition of 6,795,000 shares of Kurchatov Research Holdings,
  Ltd. ($1.07 per share)                                                          -               -               -       4,841,438
Acquisition from KRHL for Ekor Technology interest ($1.069 per share)             -               -               -       2,137,500
Issuance of stock to retire debt of KRHL assumed with purchase of
  Ekor Technology interest ($1.06 per share)                                      -               -               -       1,068,750
Issuance of stock for exercise of warrants ($0.36 per share)                      -               -               -          27,000
Issuance of stock for conversion of debenture note payable,
  interest and penalties ($0.36 per share)                                        -               -               -         230,512
Issuance of stock in private sale ($1.59 per share)                               -               -               -       2,832,000
Modification of warrants issued                                                   -               -               -         123,500
Amortization of unearned financing costs                                          -         294,925               -         294,925
Net loss                                                                          -               -      (6,492,312)     (6,492,312)
                                                                      --------------  --------------  --------------  --------------
Balance - December 31, 1999                                           $           -   $           -   $ (30,737,906)  $   1,145,640
                                                                      ==============  ==============  ==============  ==============

(1)    Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

                           The accompanying notes are an integral part of these financial statements.


                                                EUROTECH, LTD.
                                         (A Development Stage Company)

                                           STATEMENTS OF CASH FLOWS

                                                                                                                     For the Period
                                                                          For the Years Ended December 31,           from Inception
                                                                   ----------------------------------------------  (May 26, 1995) to
                                                                        1997            1998            1999       December 31, 1999
                                                                   --------------  --------------  --------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                        $ (12,441,242)  $  (7,814,143)  $  (6,492,312)  $    (30,737,906)
   Adjustments to reconcile net loss to net cash used by
      operating activities:
          Depreciation and amortization                                    4,810           7,896         144,459            158,356
          Amortization of deferred and unearned financing costs        8,507,919       4,242,884         297,314         13,276,619
          Stock issued for license                                             -               -               -             37,500
          Consulting fees satisfied by stock issuances                   839,550         442,200       1,312,679          3,783,906
          Modification of warrants issued                                      -               -         123,500            123,500
          Issuance of stock in settlement of litigation                        -               -         456,278            456,278

    Cash provided by (used in) the change in assets and
      liabilities:
          (Increase) decrease in advances to related parties              84,000               -           5,918                  -
          (Increase) decrease in prepaid expenses                         (8,561)         21,339               -               (200)
          Increase in other assets                                             -          (4,400)         (2,200)            (9,751)
          Increase in accrued liabilities                                284,650         792,036       1,578,155          2,947,157
          Increase in deferred revenue                                   225,000               -               -            225,000
                                                                   --------------  --------------  --------------  -----------------

     NET CASH USED IN OPERATING ACTIVITIES                            (2,503,874)     (2,332,188)     (2,576,209)        (9,739,541)
                                                                   --------------  --------------  --------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization and patent costs                                         (5,162)              -               -            (31,358)
    Capital expenditures                                                  (6,391)        (23,628)         (1,200)           (42,192)
                                                                   --------------  --------------  --------------  -----------------
     NET CASH USED IN INVESTING ACTIVITIES                               (11,553)        (23,628)         (1,200)           (73,550)
                                                                   --------------  --------------  --------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock options                                    -               -               -                150
    Net proceeds from issuance of common stock                                 -               -       5,345,500          6,187,000
    Net proceeds from notes payable                                            -               -         450,000            450,000
    Proceeds from exercise of warrants                                         -               -         327,000            327,000
    Offering costs                                                        75,000               -               -             (2,898)
    Repayment by stockholders                                                  -               -               -              3,000
    Proceeds from bridge notes                                                 -               -               -          2,000,000
    Repayment of bridge notes                                                  -      (2,000,000)              -         (2,000,000)
    Proceeds from Convertible Debentures                               3,000,000       4,000,000               -          7,000,000
    Borrowings from stockholders                                         420,140               -               -            561,140
    Repayment to stockholders                                           (420,140)              -               -           (561,140)
    Deferred financing costs                                            (322,000)       (260,000)              -           (604,150)
                                                                   --------------  --------------  --------------  -----------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                         2,753,000       1,740,000       6,122,500         13,360,102
                                                                   --------------  --------------  --------------  -----------------

INCREASE (DECREASE) IN CASH                                              237,573        (615,816)      3,545,071          3,547,011

CASH - BEGINNING                                                         380,183         617,756           1,940                  -
                                                                   --------------  --------------  --------------  -----------------

CASH - ENDING                                                      $     617,756   $       1,940   $   3,547,011   $      3,547,011
                                                                   ==============  ==============  ==============  =================


Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash paid during the period for:

    Interest                                                       $     270,804   $      36,990   $         526   $        316,447
                                                                   ==============  ==============  ==============  =================

    Income taxes                                                   $           -   $           -   $           -   $              -
                                                                   ==============  ==============  ==============  =================

    The accompanying notes are an integral part of these financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE  1 -         BUSINESS

                  Eurotech, Ltd. (the "Company") was incorporated under the laws of the District of Columbia on May 26, 1995. The Company is a development-stage, technology transfer, holding, marketing and management company, formed to commercialize new, existing but previously unrecognized, and previously "classified" technologies, with a particular current emphasis on technologies developed by prominent research institutes and individual researchers in the former Soviet Union and in Israel, and to license those technologies for business and other commercial applications principally in Western and Central Europe, Ukraine, Russia and North America. Since the Company's formation, it has acquired development and marketing rights to a number of technologies by purchase, assignments, and licensing arrangements. The Company intends to operate its business by licensing its technologies to end-users and through development and operating joint ventures and strategic alliances. To date, the Company has not generated any substantial revenues from operations.

NOTE  2 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Use of Estimates
                  ----------------

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

                  Equity Method of Accounting for Unconsolidated Foreign
                  ------------------------------------------------------
                  Affiliates
                  ----------

                  Investment in companies in which the Company has a 20% to 50% interest and has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Accordingly, the Company's proportionate share of their undistributed earnings or losses are included in the statement of operations.

                  At December 31, 1999, investments in companies accounted for under the equity method consist of the following foreign companies which are located in Israel:

                     Chemonol, Ltd. ("Chemonol")                    35%
                     Rademate, Ltd. ("Rademate")                    40%
                     Comsyntech, Ltd. ("Comsyntech")                29%
                     Remptech, Ltd. ("Remptech")                    45%
                     Sorbtech, Ltd. ("Sorbtech")                    24%
                     Amsil, Ltd. ("Amsil")                          29%

                  Cash and Cash Equivalents
                  -------------------------

                  The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE  2 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Property and Equipment
                  ----------------------

                  Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of five years.

                  Organization and Patent Costs
                  -----------------------------

                  Organization costs are being amortized on a straight-line basis over 5 years. Patent costs are being amortized on a straight-line basis over 17 years, which represent both the statutory and economic lives of the patents.

                  Impairment of Assets
                  --------------------

                  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 on January 1, 1996 and the adoption did not have an effect on the Company's financial position or results of operations.

                  Income Taxes
                  ------------

                  Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                  Revenue Recognition
                  -------------------

                  The Company expects that it will derive substantially all of its revenue from the sale, licensing and sub-licensing of technology. Revenue from the sale of technology will be recognized in the year of sale. Revenue from licensing and sub-licensing will be recognized in the periods when the fees have been earned.

                  Research and Development
                  ------------------------

                  Research and development expenditures are charged to expense as incurred, unless they are reimbursed under specific contracts. Losses incurred on the equity basis in the Company's interest in six Israeli research and development companies are included in research and development. In addition, expenditures in connection with a technology licensing agreements concluded during December 31, 1997, 1998 and 1999, aggregating $495,000, $227,500 and $236,000, respectively, were charged to research and development (see
                  Note 3).

                                 EUROTECH, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  2 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Stock-Based Compensation
                  ------------------------

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

                  Deferred and Unearned Financing Costs
                  -------------------------------------

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

                  Stock Split
                  -----------

                  On June 1, 1996, the Board of Directors authorized, and the stockholders approved, four-for-one stock split, thereby increasing the number of issued and outstanding common shares to 14,166,800 and decreasing the par value of each common share to $0.00025. The accompanying financial statements, notes and other references to share and per share data have been retroactively restated to reflect the stock split for all periods presented.

                  Loss Per Share
                  --------------

                  During 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which changed certain requirements for computing and disclosing earnings per share, retroactive for all periods presented. Adoption of this statement had no effect on the accompanying financial statements.

                  Basic net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented, which were retroactively adjusted to give recognition to the stock split on June 1, 1996. Common stock equivalents, consisting of options, warrants and Convertible Debentures, discussed in Notes 11 and 12, were not included in the calculation of diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE  2 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Fair Value of Financial Instruments
                  -----------------------------------

                  The financial statements include various estimated fair value information at December 31, 1998 and 1999, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

                  Reclassifications
                  -----------------

                  Certain prior year balances have been reclassified to conform with the current year presentation.

                  Impact of Recently Issued Accounting Standards

                  Comprehensive Income
                  --------------------

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

                  Segment Reporting
                  -----------------

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

                  Pensions and Postretirement Benefits
                  ------------------------------------

                  Effective December 29, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures About Pensions and Postretirement Benefits", which standardizes the disclosure requirements for pensions and other postretirement benefits. The Statement addresses disclosure only. It does not address liability measurement or expense recognition. There was no effect on financial position or results of operations as a result of adopting SFAS No. 132.

                  Computerized Software Development
                  ---------------------------------

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
                  LICENSING AGREEMENTS

         a)       Collaboration Agreements With Russian Organizations
                  ---------------------------------------------------

                  Under various agreements, the Company has agreed to fund the commercialization of certain technologies developed in the former Soviet Union by scientists and researchers at the I.V. Kurchatov Institute ("Kurchatov"), other institutes associated therewith, and the Euro-Asian Physical Society ("EAPS"), collectively the "Scientists". Kurchatov will provide the materials, facilities and personnel to complete the necessary work to commercialize such technologies. Disbursements made by the Company related to the Kurchatov arrangement were charged to research and development expenses and amounted to $408,000, $236,000 and $352,000, respectively, during the years ended December 31, 1997, 1998 and 1999.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



NOTE  3 -         TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND
                  LICENSING AGREEMENTS (Continued)

                  In addition, pursuant to an agreement with the Kurchatov Research Holdings, Ltd. ("KRHL"), a Delaware corporation, beneficially owned by ERBC Holdings, Ltd. ("ERBC") and individual Russian scientists, researchers and academics, who are affiliated with Kurchatov and EAPS, the Company agreed to pay KRHL 50% of the net profits derived from the sale, license or commercialization of any technologies or products based upon technologies developed by the scientists and transferred to the Company or supplied by the scientists to the Company. The managing director and one former business representative of ERBC are shareholders of the Company.

                  In connection with the collaboration agreement discussed above, in September 1996, the Company entered into a licensing agreement with ERBC, whereby ERBC sublicensed its license to use and exploit certain technologies and inventions relating to a silicon geopolymer ("EKOR") compound technology in the United States, Ukraine, Canada, China, Japan, Republic of Korea and all European countries who are members of the European Patent Agreement. The term of the license expires on August 1, 2014. Under the agreement, the Company shall pay to ERBC a royalty equal to 3% of the cost of contracts made by the Company on which the Company would have any income. In addition to the royalty payment, on August 26, 1996, the Company entered into an agreement with KRHL pursuant to which it assigned to KRHL a 50% interest in the net profits (after deducting development costs and related expenses attributable to EKOR) derived by the Company from the sale or licensing of EKOR. On November 30, 1999, this 50% profit interest was acquired by the Company (see Note 4).

         b)       Investments in Israeli Technology Companies
                  -------------------------------------------

                  During 1997, the Company initially acquired a 20% interest in four separate Israeli technology, research and development companies. In 1998, the Company initially acquired a 20% interest in two separate Israeli technology, research and development companies. The Company has made additional investments in these entities during 1998 and 1999 and has accordingly increased its ownership interest. The Company's share of losses incurred from these research companies has been accounted for on the equity basis and is included in research and development expenses. The amount charged to research and development for the years ended December 31, 1997, 1998 and 1999 approximated $102,000, $172,000 and
                  $701,000, respectively, which reduced the Company's investment in these six companies to zero.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



NOTE  3 -         TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND
                  LICENSING AGREEMENTS

                  Technion Entrepreneurial Incubator, Ltd.
                  ----------------------------------------

                  During April 1997, the Company entered into an informal agreement in principle with the Technion Entrepreneurial Incubator, Ltd. ("TEI"), an Israeli corporation, to participate in certain technology research and development projects sponsored by the TEI, whereby the Company will provide 15%-20% of the financing required for, and will receive a 20% equity interest in, research and development projects selected by the Company. In furtherance of this venture, the Company has opened an office at the premises of TEI in Haifa, Israel, has identified three technology development projects for investment, and has agreed to invest in a fourth such project, involving certain polyurethane technology with potential use in paints and coatings. Pursuant to that agreement, the Company has invested $60,000 in Chemonol, Ltd. ("Chemonol"), an Israeli corporation established to own and develop that technology, in exchange for 20% of Chemonol's voting equity. For each of the years ended December 31, 1997 and 1998, the Company has made a $30,000 payment, totalling $60,000 to Chemonol.

                  On January 20, 1999, the Company entered into an agreement to invest $300,000 in exchange for an additional 16% of Chemonol's voting stock. The agreement provides for the Company to make four (4) equal payments of $75,000, commencing March 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. At the completion of the transaction, the Company will own 35% of Chemonol.

                  On October 20, 1999, the Company entered into an agreement to invest $120,000 in exchange for additional Chemonol's voting stock. The agreement provides for the Company to make three
                  (3) equal payments of $40,000, commencing November 1, 1999, December 1, 1999 and December 29, 1999. In addition, the Company has an option to acquire additional voting stock for $30,000 and if the Company does not exercise this option by March 1, 2000, it will expire.

                  For the year ended December 31, 1999, the Company has made payments of $305,000.

                  On March 2, 1998, the Company entered into an agreement to invest $60,000 in Rademate, Ltd. for its voting stock. Rademate, Ltd. is involved with the research and development of rapid biodegradable composite materials. The agreement provides for the Company to make four (4) equal payments of $15,000 commencing March 1, 1998, September 1, 1998, March 1, 1999 and September 1, 1999.

                  On November 14, 1999, the Company entered into an additional agreement to invest $150,000 in exchange for additional Rademate's voting stock. The agreement provides for the Company to make three (3) equal payments commencing November 25, 1999 for $30,000 and April 1, 2000 and October 1, 2000 for
                  $60,000, respectively. For the year ended December 31, 1998 and 1999, the Company had made payments of $30,000 and $60,000, respectively.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



NOTE  3 -         TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND
                  LICENSING AGREEMENTS

                  Incubator for Technological Entrepreneurship - Kiryat
                  -----------------------------------------------------
                  Weizmann, Ltd.
                  --------------

                  During July 1997, the Company entered into an informal agreement in principle with the Incubator for Technological Entrepreneurship - Kiryat Weizmann, Ltd. ("Kiryat Weizmann, Ltd.") to participate in certain technology research and development projects sponsored by Kiryat Weizmann Ltd.

                  Pursuant to that informal agreement, the Company agreed to invest, pursuant to a written agreement, up to $60,000 in Separator, Ltd. ("Separator"), an Israeli corporation established to own and develop technology, in exchange for 20% of Separator's voting equity. For each of the years ended December 31, 1997 and 1998, the Company has made a payment of $30,000 to Separator. The Company elected to discontinue its investment in Separator at the conclusion of its initial investment in 1998.

                  Ofek Le-Oleh Foundation
                  -----------------------

                  During August 1997, the Company entered into an informal agreement in principle with the Ofek Le-Oleh Foundation ("Foundation") to participate in certain technology research and development projects sponsored by the Foundation.

                  Pursuant to that informal agreement, the Company agreed to invest, pursuant to written agreements, up to $60,000 per company in Comsyntech, Ltd. ("Comsyntech") and Remptech, Ltd. ("Remptech"), Israeli corporations established to own and develop technology, in exchange for 20% of Comsyntech's and Remptech's voting equity. For the years ended December 31, 1997, 1998 and 1999, the Company has made payments of $21,000, $26,000 and $73,000, respectively, per company, to Comsyntech and Remptech. On February 25 and May 19, 1998, the Company entered into two additional written agreements to invest $60,000 per company in Sorbtech Ltd. ("Sorbtech") and Amsil Ltd. ("Amsil"), Israeli corporations established to own and develop technology in exchange for 20% of Sorbtech and Amsil voting stock. For the years ended December 31, 1998 and 1999, the Company has made aggregate payments of $60,000 and $-0-, respectively, to each company.

                  On August 8, 1999, the Company entered into an agreement to invest $120,000 in exchange for additional Remptech voting stock. The agreement provides for the Company to make two (2) equal payments of $60,000. For the year ended December 31, 1999, the Company has made payments of $120,000.

                  On November 22, 1999, the Company entered into an additional written agreement to invest $450,000, in total, in the following four companies: Remptech, Ltd., Comsyntech, Ltd., Amsil, Ltd. and Sorbtech, Ltd. in exchange for additional voting equity. As of December 31, 1999, the Company has made payments of $210,000 in total.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE  3 -         TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND
                  LICENSING AGREEMENTS (Continued)

                  Equity Transfer Consents for Israeli Companies

                  For a period of two years commencing on the date of its registration as an Israeli corporation, the sale or other transfer of 25% or more of the outstanding common equity of each of Chemonol, Rademate, Remptech, Comsyntech, Sorbtech and Amsil requires the consent of the Chief Scientist of the Israeli Ministry of Commerce and Technology. The Company's options to acquire additional common equity of the above Israeli Technology Companies are exercisable within such two-year periods and any acquisition of the common equity purchasable thereunder will, therefore, require the Chief of Scientist's consent. Although the Company presently expects that if requested such consent would be given, but there is no assurance that such consent will be granted.

         c) Pursuant to three Technology Purchase Agreements each dated January 1, 1998 and a fourth agreement dated April of 1998, the Company has acquired from Oleg L. Figovsky, Ph.D., a consultant to the Company, all right, title and interest in and to the following four unpatented technologies developed by him, inclusive of future improvements thereto: (i) a group of related technologies, collectively known as "Interpenetrated Network Polymers" ("INPs"), (ii) "Liquid Ebonite Material" ("LEM"), (iii) "Rubber Concrete" ("RubCon") and (iv) Electronic Glues for operations in extreme environments for purchase prices of $75,000, $15,000, $35,000 and $62,500, respectively (each, a "Purchase Price"). Pursuant to each such Technology Purchase Agreement, during 15-year period, the Company is obligated to pay to Dr. Figovsky royalties equal to 49% of the Company's net revenues from the sale or licensing of any products incorporating the applicable technology, subject to the Company's right to deduct from the first royalties payable under each agreement an aggregate sum equal to the Purchase Price paid thereunder. The Company has accounted for this technology license fee as acquired research and development and, in accordance with FASB Interpretation No. 4, has charged the license fee of $187,500 research and development expenses during the year ended December 31, 1998.

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

                  ERBC acquired an exclusive and worldwide license to the Re-sealable Container Systems pursuant to a license agreement, dated March 20, 1997, with Cetoni Umwelttechnologie-Entwiklungs GmbH ("Cetoni"), a Germany company that developed and held all right, title and interest in and to those systems, in consideration of ERBC's payment to Cetoni of $495,000, plus 50% of all royalties received by ERBC from sales of products and devices embodying or otherwise using Re-sealable Container Systems. Under the Re-sealable Container Sublicense, the Company paid ERBC $495,000 in consideration of the sub-license granted thereunder, and is obligated to pay to Cetoni 50% of the Company's net revenues from the sale or licensing of such products and devices.

                  The Company has accounted for this technology license fee as acquired research and development and, in accordance with FASB Interpretation No. 4, has charged the license fee of $495,000 to research and development expenses for the year ended December 31, 1997.

                  During 1999, the Company entered into an agreement to sell these sub-licensing rights to the re-sealable container technology to KRHL for $500,000 and a royalty equal to 6% of the gross revenue from this technology. The Company received a deposit on such sale of $150,000 during 1999. Included in revenue is the $150,000 deposit related to the sale. The balance of the revenue related to the sale of these rights was not recognized as of December 31, 1999 due to the fact that there has been no revenue to-date from such technology and due to the operating losses of KRHL experienced over the last few years.

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE  4 -         TECHNOLOGY INTEREST ACQUIRED

                  On August 26, 1996, the Company entered into an agreement with KRHL pursuant to which it assigned to KRHL a 50% interest in the net profits (after deducting development costs and related expenses attributable to EKOR) derived by the Company from the sale or licensing of EKOR.

                  During 1999, the Company acquired from a former member of the Company's board of directors doing business as CIS Development Corp. ("CIS") 6,795,000 shares, representing approximately 40% of interest of the voting stock of KRHL. In exchange for the KRHL shares, the Company issued 4,530,000 shares of its own common stock valued at $4,841,438. The beneficial owners of the exchanged KRHL shares consist of various Russian scientists and researchers.

                  In an agreement, dated as of November 30, 1999, KRHL released to the Company all of its rights in EKOR for the following consideration provided by the Company:

                  o Released to KRHL all of the Company's royalty rights in the Re-sealable Container Systems and TetraPak Container technologies.

                  o Surrendered to KRHL the shares the Company had acquired from CIS valued at $4,841,438 (Note 11).

                  o Issued to KRHL 2,000,000 shares of Eurotech's common stock valued at $2,137,500.

                  o Agreed to pay to KRHL a royalty of 2% of gross sales, as defined, received by Eurotech from all products and services of EKOR by Eurotech, and

                  o Assumed KRHL's obligations to Spinneret Financial Systems, Inc. Spinneret had previously loaned to KRHL $750,000 pursuant to convertible notes on which KRHL was in default and on which interest and penalties had accrued. Spinneret expressly consented to the assumption of this liability. Subsequently, and before year-end, Spinneret converted this liability into 1,000,000 shares of Eurotech common stock valued at $1,068,750.

                  The total consideration provided to KRHL for the acquired technology interest in EKOR totalled $8,047,688 and is being amortized over a 5-year period commencing November 30, 1999. Amortization expense related to this intangible asset was $134,128 for the period ended December 31, 1999.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE  5 -         MACHINERY AND EQUIPMENT

                  Machinery and equipment consisted of the following:

                                                              December 31,
                                                      --------------------------
                                                          1998          1999
                                                      ------------  ------------
                    Cost                              $    40,972   $    42,192
                    Less:  Accumulated depreciation         9,126        17,443
                                                      ------------  ------------

                                                      $    31,846   $    24,749
                                                      ============  ============

                  Depreciation expense for the years ended December 31, 1997, 1998 and 1999 amounted to $2,897, $5,832 and $8,316, respectively.

NOTE  6 -         ORGANIZATION AND PATENT COSTS

                  Organization and patent costs consisted of the following:


                                                              December 31,
                                                      --------------------------
                                                          1998          1999
                                                      ------------  ------------
                    Organization cost                 $     1,557   $     1,557
                    Cost of patents                        29,801        29,801
                                                      ------------  ------------
                                                           31,358        31,358
                    Less:  Accumulated amortization         4,771         6,785
                                                      ------------  ------------

                                                      $    26,587   $    24,573
                                                      ============  ============

                  Patent costs capitalized during 1997 and 1998 represent legal and other costs related to filing of patent applications in various countries.

                  Amortization expense for the years ended December 31, 1997, 1998 and 1999 amounted to $1,913, $2,064 and $2,014, respectively.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE  7 -         NOTES PAYABLE - BRIDGE LOAN

                  In December 1996, the Company completed a private placement of 40 Units, each consisting of the Company's one-year promissory note in the principal amount of $50,000, bearing interest at the rate of 12% per annum, and 25,000 shares of its common stock for an aggregate offering price of $2,000,000. Of such Units sold, four Units were issued to two shareholders in exchange for cancellation of promissory notes amounting to $200,000.

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

                  During the years ended December 31, 1999, debenture holder converted $410,000 of principal and $161,788 of accrued interest into 1,204,665 shares of common stock.

                  See Note 11 for further discussion of the 8% Convertible Debentures.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE  8 -         8% CONVERTIBLE DEBENTURES (Continued)

                  Convertible debentures consist of the following:

                                                              December 31,
                                                      --------------------------
                                                          1998          1999
                                                      ------------  ------------
                       November 27, 1997 8%
                         Convertible Debentures       $ 2,970,000   $ 2,660,000

                       February 23, 1998 8%
                         Convertible Debentures         3,000,000     3,000,000

                       July 20, 1998 8%
                         Convertible Debentures         1,000,000       900,000
                                                      ------------  ------------

                              Total                     6,970,000     6,560,000

                       Less: Current maturities                 -     2,660,000
                                                      ------------  ------------

                             Long-term Portion        $ 6,970,000   $ 3,900,000
                                                      ============  ============


                  Secured Promissory Note
                  -----------------------

                  On January 6, 1999, the Company's Chairman and the majority convertible debt holder provided $450,000 of short-term financing to the Company evidenced by two secured promissory notes. Each secured promissory note bears interest at 13% per annum and is due January 6, 2000. The promissory notes are collateralized by the Company's intangible assets and can be exchanged for 8% Convertible Debentures under terms similar to the current outstanding debentures discussed above. These notes were satisfied in full in January 2000 (see Note 14).

                  As additional consideration for the financing, the Company issued to the secured promissory note holders warrants to purchase 84,750 shares of the Company's common stock at the average market value for five trading days immediately preceding the issuance date at $0.36. The warrants expire five years from January 6, 1999.

                  The Company assigned a value to the debt's beneficial conversion feature and warrants amounting to $175,425, and such amount was amortized over 180 days commencing January 6, 1999.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE  9 -         ACCRUED LIABILITIES

                  Accrued liabilities consist of the following:

                                                              December 31,
                                                      --------------------------
                                                          1998          1999
                                                      ------------  ------------

                    Interest                          $   549,479   $ 1,087,490

                    Penalties related to
                      registration rights                 350,000     1,120,000

                    Professional fees                     352,234       471,119

                    Consulting fees                       375,950       272,894

                    Other                                  89,146       187,701
                                                      ------------  ------------
                                                      $ 1,716,809   $ 3,139,204
                                                      ===========   ============
NOTE 10 -         INCOME TAXES

                  The Company was not required to provide for a provision for income taxes for the years ended December 31, 1997, 1998 and 1999 as a result of net operating losses incurred during those years.

                  The components of deferred tax assets and liabilities at December 31, 1998 and 1999 are as follows:

                                                                                  1998             1999
                                                                              --------------  -------------
                       Deferred Tax Assets:
                          Net operating losses carryforwards                  $   2,885,000   $  5,003,000
                          Start-up costs                                             70,000         59,800
                          Research and development costs                            246,000        246,000
                          Compensatory element of stock issuances                 4,003,000      4,071,000
                                                                              --------------  -------------


                                 Total Gross Deferred Tax Assets                  7,204,000      9,379,800

                          Less:  Valuation allowance                             (7,204,000)    (9,379,800)
                                                                              --------------  -------------

                                 Net Deferred Tax Assets                      $           -   $          -
                                                                              ==============  =============

                  The net change in the valuation allowance for deferred tax assets was an increase of approximately $2,175,800.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 -         INCOME TAXES (Continued)

                  As of December 31, 1999, the Company had available approximately $14,715,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards from December 31, 1997 and prior expire during the year 2010 through 2013, and the December 31, 1998 and 1999 NOL expire in the years 2018 and 2019, respectively. Pursuant to Section 382 of the Internal Revenue Code, substantial restrictions are imposed on the utilization of net operating loss carryforwards in the event of an ownership change.

                  A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:


                                                                           1997          1998         1999
                                                                       ------------  -----------  -----------
                         Federal statutory rate                            (34.0)%      (34.0)%      (34.0)%
                         Non-deductible expenses and losses                    1.0         11.8          1.0
                         Increase in valuation allowance                      33.0         22.2         33.0
                                                                       ------------  -----------  -----------
                           Effective rate                                      -0-%         -0-%         -0-%
                                                                       ============  ===========  ===========

NOTE 11 -         STOCKHOLDERS' DEFICIENCY

                  Common Stock Transactions
                  -------------------------

                  In May 1995, the Company issued 4,380,800 shares to its founder.

                  Since inception (May 26, 1995) through December 31, 1999, the Company completed two offerings of common stock under Rule 504 and four offerings under 506 of the Securities Act of 1933 (the "Act") as follows:

                  First Offering
                  --------------

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

                  First Offering (Continued)
                  --------------

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

                  Second Offering
                  ---------------

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

                  Third Offering/Bridge Financing
                  -------------------------------

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 -         STOCKHOLDERS' DEFICIENCY (Continued)

                  Third Offering/Bridge Financing (Continued)
                  -------------------------------

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

                  The common shares issued under the December 1996 agreement and December 1997 extension agreement totalled 3,500,000 and have been accounted for separately from the promissory notes as an addition to paid-in capital for the value of the stock issued and as a charge to stockholders' deficiency for the unearned portion. The value assigned to the 3,500,000 shares was based on fair value and amounted to $7,976,124, of which $2,719,875 was recorded in 1996 attributable to 1,500,000 shares, and $4,725,000 was recorded in 1997 attributable 1,500,000 shares and $531,249 was recorded in 1998 attributable to 500,000 shares. These amounts are being amortized on the interest method over a 12-month period and charged to financing costs. The amount charged to financing costs for the years ended December 31, 1997, 1998 and 1999 amounted to $7,218,219,
                  $531,249 and $-0-, respectively.

                  Costs associated with this offering allocated to the promissory notes, which amounted to $22,150, have been capitalized and are being amortized as financing costs over the life of the notes. For the years ended December 31, 1997, 1998 and 1999, amortization related to the promissory note costs amounted to $20,304, $-0- and $-0-, respectively.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 -         STOCKHOLDERS' DEFICIENCY (Continued)

                  Fourth Offering/November 27, 1997 8% Convertible Debentures
                  -----------------------------------------------------------

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 -         STOCKHOLDERS' DEFICIENCY (Continued)

                  Fourth Offering/November 27, 1997 8% Convertible Debentures
                  -----------------------------------------------------------
                  (Continued)

                  The Company has assigned a value of $1,337,143 to the beneficial conversion feature of the debentures and $134,400 to the 60,000 warrants issued the purchasers of the Convertible Debentures. These amounts are accounted for separately from the Convertible Debentures as an addition to paid-in capital and as a reduction of stockholders' equity for the unearned portion. The unearned portion is being amortized on the interest method over the 180-day period commencing November 27, 1997 and is charged to financing costs. For the years ended December 31, 1997, 1998 and 1999, amortization of such unearned financing cost amounted to $227,958, $1,193,585 and $50,000, respectively.

                  Costs in connection with the $3,000,000 Convertible Debenture offering allocated to the Convertible Debentures, amounted to $472,080. Such costs were comprised of: (i) legal and professional fees amounting to $22,000, (ii) a placement fee to an unrelated party amounting to $300,000 and (iii) the placement agent received non-cash consideration valued at $150,080 consisting of warrants to purchase 67,500 shares of the Company's common stock at $4.73 per share, or 110% of Company's average closing price, determined over the last five trading days prior to November 27, 1997. The Company is amortizing such costs over 180 days as a financing expense commencing November 27, 1997. For the years ended December 31, 1997, 1998 and 1999, amortization related to such costs amounted to $89,170, $382,910 and $-0-, respectively. During the year ended December 31, 1998, a debenture holder converted $30,000 of principal and $2,169 of accrued interest into 100,002 shares of common stock.

                  Fifth Offering/February 23, 1998 8% Convertible Debenture
                  ---------------------------------------------------------
                  Offering
                  --------

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 -         STOCKHOLDERS' DEFICIENCY (Continued)

                  Fifth Offering/February 23, 1998 8% Convertible Debenture
                  ---------------------------------------------------------
                  Offering (Continued)
                  --------

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 -         STOCKHOLDERS' DEFICIENCY (Continued)

                  Sixth Offering/July 20, 1998 8% Convertible Debenture Offering
                  --------------------------------------------------------------

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

                  The Company has assigned a value of $430,000 to the debentures' beneficial conversion feature and $45,000 to the 125,000 warrants, and such amount will be amortized over 180 days commencing July 20, 1998. For the years ended December 31, 1998 and 1999, amortization related to such costs amounted to $427,500 and $47,500, respectively.

                  Proceeds from the sale of the 1,000,000, 8% Convertible Debenture notes, amounted to $975,000, net of legal and professional fees amounting to $25,000. The legal and professional fees of $25,000 have been recorded as deferred financing costs and will be amortized over 180 days commencing July 20, 1998. For the years ended December 31, 1998 and 1999, amortization of such costs amounted to $22,500 and $2,500, respectively.

                  As part of this agreement, the Company modified its two prior Convertible Debenture agreements to eliminate the moving floor conversion prices.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



NOTE 11  -        STOCKHOLDERS' DEFICIENCY (Continued)

                  Seventh Offering - Sale of Common Stock - December 31, 1999
                  -----------------------------------------------------------

                  On December 31, 1999, the Company completed the sale, to an accredited investor, of 1,882,353 shares of its common stock and warrants to purchase 200,000 of its common shares to one investor, resulting in net proceeds to the Company of $2,832,000. Pursuant to the terms of the sale, the Company may be compelled to issue to the investor additional shares of common stock based on certain average closing prices of its common stock over the four-month period following December 31, 1999.

                  In addition, another agreement was entered into, with the same investor, under which the Company, at its option, could sell to the investor up to $22 million value of its common shares. The share must be registered and the agreement is subject to monthly limits of $4,000,000, and various other limitations and restrictions. The purchase price of the common stock for each sale is based on 90% of the average of certain closing prices of its common stock of the preceding 20 days.

                  Other Issuances
                  ---------------

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 -         STOCKHOLDERS' DEFICIENCY (Continued)

                  Other Significant Common Stock Issuances During 1999
                  ----------------------------------------------------

                  Debenture holders converted $410,000 of principal and $161,788 of accrued interest and penalties into 1,204,665 shares of common stock.

                  The Company issued 1,398,659 shares of common stock as consideration for consulting services performed by various employees and consultants, including related parties. Shares issued under these arrangements were valued at $1,312,679, which was all charged to operations during the year ended December 31, 1999.

                  During June 1999, the Company sold 1,000,000 shares of its restricted common stock for $475,000.

                  During September 1999, the Company sold 2,000,000 shares of its restricted common stock for $500,000.

                  During December 1999, the Company sold 3,035,000 shares of its restricted common stock for $1,180,000.

                  During December 1999, the Company sold 1,170,000 shares of its restricted common stock for $352,000.

                  The Company acquired from a former member of the Company's board of directors 6,795,000 shares of the voting capital stock of KRHL in exchange for 4,530,000 shares of its own common stock.
                  The KRHL shares were valued at $4,841,438 (Note 4).

                  The Company issued 181,784 shares in connection with a litigation settlement. The shares were valued at $456,278 (Note 13).

                  Various warrant holders exercised their warrants and purchased 275,000 shares of common stock. Proceeds from these warrants exercised aggregated $327,000.

                  As part of the consideration issued to KRHL for releasing all of its rights in EKOR technology, the Company issued 2,000,000 shares of common stock valued at $2,137,500, and the Company issued 1,000,000 shares of common stock at a value of $1,068,750 in connection with the satisfaction of debt assumed by Eurotech pursuant to this purchase (Note 4).

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 -         STOCKHOLDERS' DEFICIENCY (Continued)

                  Warrants
                  --------

                  At December 31, 1999, the Company had outstanding warrants to purchase 1,426,250 shares of the Company's common stock at prices ranging from $0.36 to $5.02 as described below.

                  Pursuant to a financial consulting agreements, in April of 1996, the Company agreed to issue warrants to purchase 600,000 shares of common stock. The warrants are exercisable for a period of four years commencing May 22, 1997 at an exercise price of $1.00 per share. To date, the Company has issued warrants to purchase 130,000 shares of common stock. The remaining 470,000 warrants were cancelled pursuant to a settlement agreement dated November 1999 (see Note 13). During 1999, the warrant exercise price was reduced to $.05 per share resulting in a charge to operations of $123,000 for 1999.

                  In October 1996, the Company entered into two-year consulting agreements with two individuals for certain advisory services. As full compensation for services to be rendered to the term of the agreements, the Company issued warrants to purchase 150,000 shares of common stock each exercisable for a period of five years commencing October 1, 1996 at an exercise price of $1.50 per share. For the years ended December 31, 1997 and 1998, no warrants were exercised. During 1999, warrants to purchase 200,000 shares of common stock were exercised, resulting in net proceeds to the Company of $350,000.

                  As additional consideration for monies advanced the Company during 1997, a shareholder received warrants to purchase 364,000 common shares at a price of 110% of the average market price over the five-day period ending November 20, 1997, or $5.02 per share. The warrants may be exercised commencing January 1, 1998 and expire on December 31, 2000. The warrants were assigned a value of $862,680 which was all charged to operations as a financing expense during 1997.

                  Pursuant to a financial consulting agreement in December of 1997, a consultant was issued warrants to purchase 35,000 shares of common stock at $4.73 per share. The warrants may be exercised commencing January 1, 1998 and expire on December 31, 2000. The warrants were assigned a value of $39,588 which was all charged to operations as a financing expense during 1997.

                  Pursuant to the Convertible Debenture financing completed in November of 1997, the Company issued to the purchasers of the convertible debenture notes warrants to purchase 60,000 shares of common stock and issued to the placement agent warrants to purchase 67,500 shares of common stock at $4.73 per share. The warrants may be exercised over a two-year period ending November 27, 1999. The warrants were valued at $284,480 and said amount was charged to operations as a financing cost over the 180-day period commencing November 27, 1997.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 -         STOCKHOLDERS' DEFICIENCY (Continued)

                  Warrants (Continued)
                  --------

                  Pursuant to the Convertible Debenture financings completed on February 23, 1998 and July 20, 1998, the Company issued, to the purchasers of the convertible debenture notes, warrants to purchase 60,000 and 125,000 shares of common stock, respectively, at $2.30 and $1.06 per share, respectively. The warrants from the February 23, 1998 and July 20, 1998 convertible debt financings may be exercised over the two-year period ending February 23, 2000 and July 20, 2000, respectively. The warrants from the February 23, 1998 and July 20, 1998 convertible debt financings were valued at $100,000 and $45,000, respectively, and said amounts were charged to operations as a financing cost over the 180-day period commencing February 23, 1998 and July 20, 1998, respectively.

                  During the year ended December 31, 1999, an officer and two board members were granted warrants to purchase a total of 275,000 common shares at an exercise price of $0.75 per share for 50,000 warrants and $1 for 225,000 warrants. The warrants are exercisable exercised over a three-year period.

                  Pursuant to the January 1999 debt financing, warrants to purchase 84,750 shares of common stock were granted to the noteholders (see Note 8). During 1999, warrants to purchase 75,000 common shares were exercised, resulting in proceeds to the Company of $27,000.

                  In December of 1999, as part of the sale of the Company's securities, warrants to purchase 200,000 shares of the Company's common stock were sold to the investor. The warrants are exercisable over five years at an exercise price of 125% of the closing bid price at December 31, 1999.

                  Earnings Per Share
                  ------------------

                  Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:


                     Warrants to purchase common stock                                     1,426,250
                     Convertible Debentures (assumed conversion at December 31, 1999
                         market value price and at largest discount)                       4,000,000
                                                                                         ------------

                     Total as of December 31, 1999                                         5,426,250
                                                                                         ============

                     Substantial issuance after December 31, 1999 through March 15,
                     2000:
                     Sale of common stock for cash                                         1,200,000
                                                                                         ============

                     Issuance of common stock and warrants for payment of
                     interest, penalties and principal of debt                             1,039,655
                                                                                         ============

                     Technology rights acquired                                               54,000
                                                                                         ============

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 12 -         1995 AND 1999 STOCK OPTION PLANS

                  The Company's 1995 Stock Option Plan was adopted by the Board of Directors and stockholders of the Company on November 12, 1995. The Company's 1999 stock option plan was adopted by the Board of Directors in August 1999. Under the Option Plans, a total of 1,250,000 shares of the Company's common stock, subject to certain adjustments, are reserved for issuance upon the exercise of options. Options granted under the Option Plans may be either (i) options intended to constitute incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or any corresponding provisions of succeeding law (the "Code") or (ii) non-qualified stock options. Incentive stock options may be granted under the Option Plans to employees (including officers) of the Company or a subsidiary corporation (or any director of, or consultant or advisor to, the Corporation, as may be selected by the committee) thereof on the date of grant. Non-qualified options may be granted to (i) non-employees of the Company or a subsidiary thereof on the date of the grant, and (ii) consultants of advisors who do not provide bonafide services, and such services must not be in connection with the offer or sale of securities in a capital raising transaction.

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

                  Any options granted under the Option Plans will be at the fair market value of the common stock on the date of the grant (or 110% of the fair market value in the case of employees holding ten percent or more of the voting stock of the Company). Options granted under the Option Plans will expire not more than ten years from the date of the grant subject to earlier termination under the Option Plans. The term of an incentive stock option granted to a 10% shareholder shall be no more than 5 years from the date of the grant. The 1995 Option Plan will terminate on November 12, 2005 and the 1999 Option Plan will terminate in August of 2009.

                  During the year ended December 31, 1999, 500,000 shares were granted under the 1995 Option Plan and 150,000 under the 1999 Option Plan. All options granted during 1999 were 100% vested as of December 31, 1999. No options were exercised during 1999. No options were granted during the years ended December 31, 1997 and 1998.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 12 -         1995 AND 1999 STOCK OPTION PLANS (Continued)

                  A summary of the Company's stock option activity and related information follows:


                                                                                                         Weighted
                                                                  Shares Under     Option Price           Average
                                                                    Option           Per Share        Exercise Price
                                                                 -------------     -------------      --------------

                     Balance at December 31, 1998:                    -                  -                  -
                        Granted                                    650,000         $0.32 - $0.71          $0.68
                        Exercised                                     -              -       -              -
                        Cancelled                                     -              -       -              -
                                                                 -------------     -------------      --------------

                     Balance at December 31, 1999                  650,000         $0.32 - $0.71          $0.68
                                                                 =============     =============      ==============


                  The weighted-average fair value of options granted during 1999 was $0.68. The weighted-average remaining contractual life for options outstanding as of December 31, 1999 was 9 years.

                  Stock options for 650,000 were exercisable at December 31, 1999.

                  In estimating the value of options and certain warrants issued to employees and consultants pursuant to the accounting provisions SFAS 123, the Company used the following assumptions:

                                                                                     December 31,
                                                                           ---------------------------------
                                                                            1997         1998         1999
                                                                           -------      -------      -------
                         Risk-free interest rate                                5%           5%           5%
                         Expected life                                     2 years      2 years      5 years
                         Expected volatility                                   99%          33%          33%
                         Dividend yield                                          0            0            0


                  If such accounting provisions of SFAS 123 were applied to the year ended December 31, 1999, then the Company's net loss and the net loss per share would have been $7,742,000 and $0.32, respectively. There is no proforma effect for the years ended December 31, 1997 and 1998.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



NOTE 13 -         COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

                  Lease Obligations
                  -----------------

                  In August 1996, the Company entered into a sublease agreement to rent office space located in California for a period of fourteen months. On November 1, 1997, the Company renewed the California lease for a five-year period. Under the lease agreement, annual rent will amount to $48,000 for each year, commencing November 1, 1997, subject to certain expense adjustments.

                  On February 17, 1998, the Company assigned the California premise lease to an entity controlled by a company shareholder. This assignment was approved by the original lessor. During February 1998, the Company moved to a new office located in Washington, D.C. The office premise was rented on a month-to-month basis at the rate of $3,350 per month through April of 1999. In May 1999, the Company moved to a new office located in Washington, D.C. for a one year lease at $1,900 per month.

                  Commencing March 1997, the Company rented office space at the premises of Technion Entrepreneurial Incubator, Ltd., in Haifa, Israel, on a month-to-month tenancy basis at the rate of $300 per month.

                  Rent expense for all premise operating leases was approximately $42,000, $58,864 and $40,790 for the years ended December 31, 1997, 1998 and 1999, respectively.

                  Employment Agreement
                  --------------------

                  On January 11, 1999, the Company entered into an employment agreement with its current president. The agreement provides for $2,000 per week. He also received a 5-year warrant to purchase 50,000 shares of the Company's common stock at $1 per share. On September 1, 1999, he was awarded, under the 1999 Stock Option Plan, 150,000 options with exercise price of $0.71. Effective November 5, 1999, he entered into a three-year employment contract with the Company that provides for base compensation in the first contract year of $104,000; in the second contract year, the sum of that amount, plus the bonus awarded to him in the first contract year; and in the third contract year, that amount, plus the bonus awarded to him in the second contract year. The bonus to which he is entitled in each contract year is an amount, not to exceed 50% of base salary, determined by applying to that year's base salary the percentage by which the market price of our common stock had increased between the beginning and the end of the contract year. In addition, for each contract year, he will be issued a five-year warrant to purchase 100,000 shares of the Company's common stock for $1, $2 and $3 per share, successively.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 13 -         COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

                  Consulting Agreements/Commitments
                  ---------------------------------

                  In August 1999, the Company entered into a consulting agreement with a consultant to provide corporate communications, planning and strategy consultation and financial services to the Company for a term of one year, with the option of extending and renegotiating terms at the end of the one-year period. The agreement provided that the consultant initially receive monthly payments of $3,500, increased to $5,000, upon achieving certain financial goals set by the Company. In addition to the monthly payments, the Company will issue 5,000 shares of common stock per month. The Company will issue these shares to the consultant on a quarterly basis.

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 13 -         COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

                  Consulting Agreements/Commitments (Continued)
                  ---------------------------------

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

                  In October 1999, the Company entered into a one-year consulting agreement for marketing and advisory services related to the Company's technologies. The agreement can be terminated by either party by 90 days written notice. The agreement provides for a monthly fee of $2,500 per month, starting December 1999 through May 2000, and $5,000 per month thereafter. In addition, the Company issue 5,000 shares of Eurotech's stock per month starting October 1999 through May 2000, and 2,500 shares per month thereafter.

NOTE 13 -         COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

                  International Operations
                  ------------------------

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 13 -         COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

                  Risk of Environmental Liability; Present Lack of Environmental
                  --------------------------------------------------------------
                  Liability Insurance
                  -------------------

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

                  Concentration of Credit Risk
                  ----------------------------

                  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash which is at one bank. Future concentration of credit risk may arise from trade accounts receivable. Ongoing credit evaluations of customers' financial condition will be performed and, generally, no collateral will be required.

                  Business Risks
                  --------------

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 13 -         COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

                  Settled Litigation
                  ------------------

                  In December 1997, Raymond Dirks, Jessy Dirks, Robert Brisotti and David Morris filed an action in the Supreme Court for the State of New York, County of New York, against Eurotech, Ltd. for breach of contract, seeking injunctive relief, specific performance and monetary damages of nearly $5 million (the "Dirks Litigation"). The Dirks Litigation arises from an agreement between Eurotech and National Securities Corporation ("National") relating to financial advisory services to be performed by National Securities Corporation, a broker/dealer with which the plaintiffs were affiliated and of which Raymond Dirks Research was a division. Eurotech granted National a warrant certificate for 470,000 shares at $1.00 per share (as adjusted to reflect the June 1, 1996, four-to-one forward split of Eurotech common stock) as a retainer for general financial advisory services. In conjunction with the separation of the plaintiffs and Raymond Dirks Research from National Securities Corporation, National assigned a significant portion of the warrant certificate to the plaintiffs. This litigation was settled in October 1999, with an agreement to issue to the plaintiffs 181,784 shares of Eurotech common stock in twelve equal monthly installments valued at $456,278, in exchange for the cancellation of the warrants for 470,000 shares.

                  The Company's former President, Mr. Wilkie, brought an action against the Company in the Superior Court of the District of Columbia, seeking monetary damages of $360,000, plus pre-judgement interest, for alleged wrongful termination under a purported employment agreement. The Company took the position that this purported employment agreement was not valid or binding and intended to defend vigorously against this claim. Moreover, the Company filed a counterclaim for breach of fiduciary duty and mismanagement. In February 2000, the Company settled the litigation with Mr. Wilkie by issuing to him 10,000 shares of the Company's common stock.

NOTE 14 -         SUPPLEMENTAL CASH FLOW INFORMATION

                  Non-Cash Transactions
                  ---------------------

                  1997:
                  -----

                  During the year ended December 31, 1997, the Company issued 205,000 shares of common stock to settle liabilities of $839,550 associated with consulting services.

                  1998:
                  -----

                  During the year ended December 31, 1998, a holder of debentures exercised the right under the November 27, 1997 convertible debenture bond agreement to convert principal of $30,000 and accrued interest of $2,194 into 100,002 shares of the Company's common stock.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 14 -         SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

                  Non-Cash Transactions (Continued)
                  ---------------------

                  1999:
                  -----

                  During the year ended December 31, 1999, a holder of debentures converted $410,000 of principal and $161,788 of accrued interest into 1,204,665 shares of common stock.

                  Technology rights were acquired for non-cash consideration totalling $8,047,688 (Note 4).

NOTE 15 -         ABORTED PROPOSED INITIAL PUBLIC OFFERING OF PREFERRED STOCK

                  In June of 1997, the Company had determined not to proceed with a previously contemplated, initial public offering of preferred stock. Costs in connection therewith, aggregating $75,000, were charged to operations during the year ended December 31, 1997.

NOTE 16 -         SUBSEQUENT EVENTS

                  Sale of Common Stock
                  --------------------

                  Pursuant to amended terms of an additional agreement with Woodward LLC, on March 2, 2000, the Company sold 1,200,000 shares of its common stock for net proceeds of approximately $6,000,000. The purchaser agreed to hold such shares for a minimum of six months. Additional shares of common stock may be issuable to the purchaser in the event that the average bid price of the common stock during the months of September of 2000 and October of 2000 are below $6.58.

                  Investments in Israel Research and Development Expenses
                  -------------------------------------------------------

                  During the period commencing January 1, 2000 to March 15, 2000, the Company made additional investments, aggregating $725,000, in seven Israeli research and development companies in return for increased ownership interests.

                  The additional investments will be charged to research and development expenses during the year ended December 31, 2000.

                  Acquisitions
                  ------------

                  During February 2000, the Company entered into a technology acquisition agreement with a developer. The Company will form and fund a corporation for the purpose of this agreement named Crypto.Com, Inc. The Company agrees to pay the developer a salary of $6,000 per month, plus usual Company benefits, for a period of one year. The Company will be the controlling shareholder of Crypto.Com, Inc. upon the formation of Crypto.Com, Inc.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 16 -         SUBSEQUENT EVENTS (Continued)

                  Employment Agreements
                  ---------------------

                  During February 2000, the Company entered into an employment agreement with an existing member of the Company's board of directors to act as the Company's Executive Vice-President. The Company agrees to pay the employee an annual salary of $72,000. In addition, the Company shall issue to the employees, each year for the next 5 years, a warrant to purchase 15,000 shares of the Company's common stock at a purchase price of $1 for year one, $2 for year two, $3 for year three, $4 for year four and $5 for year five. The term of the agreement extends through February 6, 2005, at which time the agreement may be renewed.

                  During February 2000, the Company entered into an employment agreement with an individual to act as the Company's Chief Financial Officer. The Company agrees to pay the employee an annual salary of $100,000. In addition, the Company issued to the employee 10,000 restricted shares of the Company's common stock and a $10,000 signing bonus. The term of the agreement extends through February 6, 2001, at which time the agreement may be renewed.

                  Consulting Agreement
                  --------------------

                  During February 2000, the Company entered into a consulting agreement with an individual to carry out various activities for the Company's operations in Germany. The Company agreed to pay the consultant $4,000 per month. The term of the agreement extends for one year and is renewable at the end of each contract year.

                  Lease Agreement
                  ---------------

                  During February 2000, the Company entered into a lease agreement for office space at a monthly rental of $435. The term of the lease is for one year, commencing on February 21, 2000, and terminating on February 20, 2001.

                  Settlement Agreement
                  --------------------

                  During March 2000, the Company entered into a settlement agreement. Under the agreement, the Company issued 10,000 shares of its common stock in full settlement of the litigation with a former chief executive officer.

                  Warrants Exercised
                  ------------------

                  During January and February 2000, various individuals exercised warrants and purchased a total of 235,000 shares of the Company's common stock, for net proceeds to the Company of $327,500.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 16 -         SUBSEQUENT EVENTS (Continued)

                  Technology Interests Acquired
                  -----------------------------

                  Pursuant to a technology purchase agreement dated January 1, 1998 (Note 3c), the Company acquired the rights to a certain technology from Oleg L. Figovsky, Ph.D., a consultant to the Company. The acquisition was subject to a royalty, payable to Professor Figovsky, equal to 49% of the net profits derived by the Company from such technology. During February 2000, the Company acquired substantially all (48% out of 49%) of royalty interest in the net profits derived by the Company from such technologies, along with rights to certain other technologies, for a cash payment to Professor Figovsky of $235,000 and 54,000 shares of the Company's common stock, and a payment of $15,000 to an Israeli research institute. The acquisition of this 48% profit interest reduced the Company's royalty obligation to 1% of the net profits derived by the Company from this technology.

                  Debt Satisfied
                  --------------

                  During the period commencing January 1, 2000 to March 15, 2000, the Company satisfied the following obligations, which were outstanding as of December 31, 1999:

                  o An accrued liability for legal fee of $125,789 was paid in full.

                  o Obligations under a note payable dated January 1999 of $452,142 was paid in full, including accrued interest of $52,142.

                  o Accrued interest through December 31, 1999 on the November 1997, February 1998 and July 1998 Convertible Debentures totalling $902,276 was satisfied for a cash payment of $451,138 and the issuance of 289,655 shares of common stock valued at $451,138.

                  o Obligation under a convertible promissory note dated January 1999 of $50,000, plus accrued interest, payable to a former Chairman of the Board of the Company, was satisfied by the issuance of 200,000 shares of common stock. In connection with this transaction, warrants to purchase 9,750 shares of common stock were cancelled.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 16 -         SUBSEQUENT EVENTS (Continued)

                  Settled Penalty to Holders of Convertible Debenture
                  ---------------------------------------------------

                  In January 2000, the Company settled penalties outstanding under the November 1997 and February 1998 Convertible Debenture, resulting from a failure to obtain an effective registration statement during the July 1998 and part of 1999. The penalty was settled in full by Eurotech issuing to the holders of the debentures 300,000 shares of the Company's common stock and warrants to purchase 250,000 shares of common stock at an exercise price of $3. The consideration issued to the debenture holders was valued at $1,120,000, which was equal to the penalty assessed. This obligation of $1,120,000 is included in accrued liabilities as of December 31, 1999.

                  In addition, in January 2000, the holders of this Convertible Debentures agreed to a conversion price floor of $2 per share on all outstanding indebtedness under the November 1997 and February 1998 Convertible Debentures.