Form 10-Q
period 2000-03-31
EUROTECH LTD
filed 2000-05-15
CIK 1033030

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________________ to _____________________.

                        Commission File Number 000-22129

                                 EUROTECH, LTD.
                                  -------------
             (exact name of registrant as specified in its charter)

    District of Columbia                                      33-0662435
-----------------------------                              ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                             1216 16th Street, NW
                                  Suite 200
                           Washington, DC 20036-3772
                           -------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code:              (202) 466-5591

        -----------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports, and (2) has been subject to such filing requirements for
the past 90 days.           Yes   X       No
                               ------        ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE LAST FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___________No____________ NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's shares of common stock, as of the latest practicable date. 44,767,539 shares common stock, $.00025 par value, as of May 5, 2000

                                EUROTECH, LTD.
                        (A Development Stage Company)

                             INDEX TO FORM 10-Q

                                MARCH 31, 2000

                                                                       Page Nos.
                                                                       ---------
PART I - FINANCIAL INFORMATION:

       BALANCE SHEETS
         At December 31, 1999 and March 31, 2000                          F-1

       STATEMENTS OF OPERATIONS
         For the Three Months Ended March 31, 1999                        F-2
         For the Three Months Ended March 31, 2000
         For the Period from Inception (May 26, 1995) to
           March 31, 2000

       STATEMENTS OF STOCKHOLDERS' EQUITY                             F-3 - F-14
         For the Period from Inception (May 26, 1995) to
           December 31, 1999
         For the Three Months Ended March 31, 2000

       STATEMENTS OF CASH FLOWS                                           F-15
         For the Three Months Ended March 31, 1999
         For the Three Months Ended March 31, 2000
         For the Period from Inception (May 26, 1995) to
           March 31, 2000

       NOTES TO FINANCIAL STATEMENTS                                 F-16 - F-24


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

ITEM I - FINANCIAL STATEMENTS.

                                EUROTECH, LTD.
                         (A Development Stage Company)

                                BALANCE SHEETS

                                    ASSETS
                                    ------

                                                                  At December 31,   At March 31,
                                                                       1999              2000
                                                                   ------------     ------------
                                                                                     (Unaudited)
CURRENT ASSETS:
  Cash                                                             $ 3,547,011      $ 7,101,294
  Other current assets                                                     200              200
                                                                   ------------     ------------
      TOTAL CURRENT ASSETS                                           3,547,211        7,101,494

PROPERTY AND EQUIPMENT - net of accumulated
  depreciation of $19,491 at March 31, 2000                             24,750           22,701

OTHER ASSETS:
  Technology rights - net of accumulated
    amortization of $536,513 at March 31, 2000                       7,913,559        7,511,175
  Patent costs - net of accumulated
    amortization of $5,666 at March 31, 2000                            24,573           24,135
  Other assets                                                           9,751           12,751
                                                                   ------------     ------------
      TOTAL ASSETS                                                 $11,519,844      $14,672,256
                                                                   ============     ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES:
  Notes payable                                                    $   450,000      $         -
  Accounts payable and accrued liabilities                           3,139,204          808,658
  Deferred revenue                                                     225,000          225,000
  Current portion of convertible debentures                          2,660,000        5,660,000
                                                                   ------------     ------------
      TOTAL CURRENT LIABILITIES                                      6,474,204        6,693,658
                                                                   ------------     ------------
CONVERTIBLE DEBENTURES                                               3,900,000                -
                                                                   ------------     ------------
      TOTAL LIABILITIES                                              10,374,204        6,693,658
                                                                    -----------      -----------
COMMITMENTS AND OTHER MATTERS (Notes 3, 4, 5,
  6, 7 and 8)

STOCKHOLDERS' EQUITY:
  Preferred stock - $0.01 par value; 1,000,000
    shares authorized; -0- shares issued and
    outstanding                                                              -                -
  Common stock - $0.00025 par value; 50,000,000
    shares authorized; 39,399,343 and 42,767,539
    shares issued and outstanding at December
    31, 1999 and March 31, 2000, respectively                            9,850           10,692
  Additional paid-in capital                                        31,873,696       41,607,080
  Deficit accumulated during the development
    stage                                                          (30,737,906)     (33,639,174)
                                                                   ------------     ------------
      TOTAL STOCKHOLDERS' EQUITY                                     1,145,640        7,978,598
                                                                   ------------     ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $11,519,844      $14,672,256
                                                                   ============     ============
See notes to financial statements.
                                       F-1

                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                                       For the Period
                                        For the Three Months Ended     from Inception
                                                  March 31,            (May 26, 1995)
                                       -----------------------------    to March 31,
                                           1999            2000             2000
                                       -------------   -------------   -------------
REVENUES                               $          -    $          -    $    150,000
                                       -------------   -------------   -------------
OPERATING EXPENSES:
  Research and development                  293,773       1,418,042       5,947,177
  Depreciation and amortization               2,565         404,871         563,227
  Consulting fees                           113,900         189,125       2,057,742
  Compensatory element of stock
    issuances pursuant to consulting
    and other agreements                     89,900         368,745       4,152,651
  Other general and administrative
    expenses                                151,651         428,691       5,788,529
                                       -------------   -------------   -------------
    TOTAL OPERATING EXPENSES                651,789       2,809,474      18,509,326
                                       -------------   -------------   -------------
OPERATING LOSS                             (651,789)     (2,809,474)    (18,359,326)
                                       -------------   -------------   -------------
OTHER EXPENSES:
  Interest expense                          167,514          91,794       1,546,951
  Amortization of deferred and
   unearned financing costs                 131,726               -      13,276,619
  Litigation settlement                           -               -         456,278
                                       -------------   -------------   -------------
    TOTAL OTHER EXPENSES                    299,240          91,794      15,279,848
                                       -------------   -------------   -------------
NET LOSS                               $   (951,029)   $ (2,901,268)   $(33,639,174)
                                       =============   =============   =============

BASIC AND DILUTED LOSS PER COMMON
  SHARE                                $       (.05)   $       (.07)
                                       =============   =============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                      18,074,782      41,176,845
                                       =============   =============


See notes to financial statements.


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                     AND THE THREE MONTHS ENDED MARCH 31, 2000

                                                                     Common Stock            Additional
                                                   Date of    --------------------------       Paid-in
                                                 Transaction     Shares        Amount          Capital
                                                 -----------  -----------   ------------     -----------
                                                                  (1)
Period Ended December 31, 1995:
------------------------------

Founder shares issued
  ($0.00025 per share)                             05/26/95    4,380,800    $     1,095      $   (1,095)
Issuance of stock for offering
  consulting fees
  ($0.0625 per share)                              08/31/95      440,000            110          27,390
Issuance of stock
  ($0.0625 and $0.25 per share)                    Various     4,080,000          1,020         523,980
Issuance of stock for license
  ($0.0625 per share)                              08/31/95      600,000            150          37,350
Issuance of stock options for
  offering legal and consulting fees                                   -              -          75,000
Offering expenses                                                      -              -        (105,398)
Net loss                                                               -              -               -
                                                              -----------   ------------     -----------
Balance - December 31, 1995                                    9,500,800    $     2,375      $  557,227
                                                              ===========   ============     ===========

                                                                              Deficit
                                                                            Accumulated
                                                               Unearned     During the
                                                  Due from     Financing    Development
                                                Stockholders     Costs         Stage            Total
                                                 -----------  -----------   ------------     -----------
Period Ended December 31, 1995:
------------------------------

Founder shares issued
  ($0.00025 per share)                           $        -   $        -    $         -      $        -
Issuance of stock for offering
  consulting fees                                         -            -              -          27,500
  ($0.0625 per share)
Issuance of stock
  ($0.0625 and $0.25 per share)                      (3,000)           -              -         522,000
Issuance of stock for license
  ($0.0625 per share)                                     -            -              -          37,500
Issuance of stock options for
  offering legal and consulting
  fees                                                    -            -              -          75,000
Offering expenses                                         -            -              -        (105,398)
Net loss                                                  -            -       (513,226)       (513,226)
                                                 -----------  -----------   ------------     -----------
Balance - December 31, 1995                      $   (3,000)  $        -    $  (513,226)     $   43,376
                                                 ===========  ===========   ============     ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

See notes to financial statements.
                                       F-3

                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                     AND THE THREE MONTHS ENDED MARCH 31, 2000
                                                                     Common Stock            Additional
                                                   Date of    --------------------------       Paid-in
                                                 Transaction     Shares        Amount          Capital
                                                 -----------  -----------   ------------     -----------
                                                                  (1)
Year Ended December 31, 1996:
----------------------------

Balance - December 31, 1995                                    9,500,000    $     2,375      $  557,227

Issuance of stock ($0.25 per share)                 Various    1,278,000            320         319,180
Exercise of stock options                          01/18/96      600,000            150               -
Issuance of stock for consulting fees
  ($0.34375 per share)                             03/22/96      160,000             40          54,960
Issuance of stock for consulting fees
  ($0.0625 per share)                              05/15/96    2,628,000            657         163,593
Issuance of stock for consulting fees
  ($0.590625 per share)                            06/19/96    1,500,000            375         885,563
Issuance of stock for consulting fees
  ($1.82 per share)                                11/12/96       57,036             14         104,275
Issuance of stock pursuant to bridge
  financing ($1.81325 per share)                      12/96    1,500,000            375       2,719,500
Amortization of unearned financing costs                               -              -               -
Repayment by stockholders                                              -              -               -
Net loss                                                               -              -               -
                                                              -----------   ------------     -----------
Balance - December 31, 1996                                   17,223,836    $     4,306      $4,804,298
                                                              ===========   ============     ===========


                                                                              Deficit
                                                                             Accumulated
                                                               Unearned      During the
                                                  Due from     Financing     Development
                                                Stockholders     Costs          Stage            Total
                                                 -----------  ------------   ------------     -----------
Year Ended December 31, 1996:
----------------------------

Balance - December 31, 1995                      $   (3,000)  $         -    $  (513,226)     $    43,376

Issuance of stock ($0.25 per share)                       -             -              -          319,500
Exercise of stock options                                 -             -              -              150
Issuance of stock for consulting fees
  ($0.34375 per share)                                    -             -              -           55,000
Issuance of stock for consulting fees
  ($0.0625 per share)                                     -             -              -          164,250
Issuance of stock for consulting fees
  ($0.590625 per share)                                   -             -              -          885,938
Issuance of stock for consulting fees
  ($1.82 per share)                                       -             -              -          104,289
Issuance of stock pursuant to bridge
  financing ($1.81325 per share)                          -    (2,719,875)             -                -
Amortization of unearned financing costs                  -       226,656              -          226,656
Repayment by stockholders                             3,000             -              -            3,000
Net loss                                                  -             -     (3,476,983)      (3,476,983)
                                                 -----------  ------------   ------------     -----------
Balance - December 31, 1996                      $        -   $(2,493,219)   $(3,990,209)     $(1,674,824)
                                                 ===========  ============   ============     ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

See notes to financial statements.


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                     AND THE THREE MONTHS ENDED MARCH 31, 2000

                                                                     Common Stock            Additional
                                                  Date of    ---------------------------       Paid-in
                                                Transaction     Shares         Amount          Capital
                                                -----------  ------------   ------------     ------------
                                                                  (1)
Year Ended December 31, 1997:
----------------------------

Balance - December 31, 1996                                   17,223,836    $     4,306      $ 4,804,298

Issuance of stock for consulting fees
  ($2.50 per share)                                  03/97        64,000             16          159,984
Issuance of stock for consulting fees
  ($5.45 per share)                                  06/97        39,000              9          212,540
Issuance of stock for consulting fees
  ($5.00 per share)                                  09/97        59,000             15          294,986
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                                  06/97       500,000            125        2,724,875
Value assigned to conversion feature of
  Convertible Debentures                             11/97             -              -        1,337,143
Value assigned to issuance of 127,500
  warrants in consideration for interest and
  placement fees in connection with
  Convertible Debentures                             11/97             -              -          284,480
Value assigned to issuance of 35,000 warrants
  to shareholder for consulting services             11/97             -              -           39,588
Value assigned to issuance of 364,000
  warrants to shareholder as additional
  consideration for financing activities             11/97             -              -          862,680
Issuance of stock for consulting fees
  ($4.00 per share)                                  12/97        43,000             11          171,989
Accrual of stock issued January 1998 pursuant
  to penalty provision of bridge financing
  ($2.00 per share)                                  12/97     1,000,000            250        1,999,750
Amortization of unearned financing costs                               -              -                -
Net loss                                                               -              -                -
                                                             ------------   ------------     ------------
Balance - December 31, 1997                                   18,928,836    $     4,732      $12,892,313
                                                             ============   ============     ============

     (1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.


See notes to financial statements.


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                     AND THE THREE MONTHS ENDED MARCH 31, 2000


                                                                           Deficit
                                                                         Accumulated
                                                           Unearned      During the
                                                          Financing      Development
                                                            Costs            Stage           Total
                                                        -------------    -------------   ------------
Year Ended December 31, 1997:
----------------------------

Balance - December 31, 1996                             $ (2,493,219)    $ (3,990,209)   $(1,674,824)

Issuance of stock for consulting fees
  ($2.50 per share)                                                -                -        160,000
Issuance of stock for consulting fees
  ($5.45 per share)                                                -                -        212,549
Issuance of stock for consulting fees
  ($5.00 per share)                                                -                -        295,001
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                                       (2,725,000)               -              -
Value assigned to conversion feature of
  Convertible Debentures                                  (1,337,143)               -              -
Value assigned to issuance of 127,500
  warrants in consideration for interest and
  placement fees in connection with
  Convertible Debentures                                    (284,480)               -              -
Value assigned to issuance of 35,000
  warrants to shareholder for consulting
  services                                                   (39,588)               -              -
Value assigned to issuance of 364,000
  warrants to shareholder as additional
  consideration for financing activities                    (862,680)               -              -
Issuance of stock for consulting fees
  ($4.00 per share)                                                -                -        172,000
Accrual of stock issued January 1998
  pursuant to penalty provision of bridge
  financing ($2.00 per share)                             (2,000,000)               -              -
Amortization of unearned financing costs                   8,426,793                -      8,426,793
Net loss                                                           -      (12,441,242)   (12,441,242)
                                                        -------------    -------------   ------------
Balance - December 31, 1997                             $ (1,315,317)    $(16,431,451)   $(4,849,723)
                                                        =============    =============   ============


See notes to financial statements.


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                     AND THE THREE MONTHS ENDED MARCH 31, 2000

                                                                     Common Stock            Additional
                                                  Date of    ---------------------------       Paid-in
                                                Transaction     Shares        Amount           Capital
                                                -----------  ------------   ------------     ------------
                                                                  (1)
Year Ended December 31, 1998:
----------------------------

Balance - December 31, 1997                                   18,928,836    $     4,732      $12,892,313
Issuance of stock for consulting fees
  ($2.58 per share)                                03/98          43,000             11          110,930
Issuance of stock for consulting fees
  ($0.85 per share)                                06/98         143,000             35          215,895
Issuance of stock for consulting fees
  ($0.32 per share)                                09/98         126,617             32          107,503
Issuance of stock for consulting fees              12/98         155,427             39           81,505
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($1.0625 per share)                              04/98         500,000            125          531,124
Value assigned to conversion feature of
  Convertible Debentures and 60,000
  warrants issued as additional interest           02/98               -              -        1,100,000
Value assigned to conversion feature of
  Convertible Debentures and 125,000 warrants
  issued as additional interest                    07/98               -              -          475,000
Cancellation of stock issued for consulting
  fees                                             07/98        (375,000)           (94)         (93,656)
Issuance of stock for conversion of debenture
  note payable ($0.32 per share)               09/98, 11/98      100,002             25           32,169
Amortization of unearned financing costs                               -              -                -
Net loss                                                               -              -                -
                                                             ------------   ------------     ------------
Balance - December 31, 1998                                   19,621,882    $     4,905      $15,452,783
                                                             ============   ============     ============

     (1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

See notes to financial statements.


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                     AND THE THREE MONTHS ENDED MARCH 31, 2000


                                                                           Deficit
                                                                         Accumulated
                                                           Unearned      During the
                                                          Financing      Development
                                                            Costs            Stage           Total
                                                        -------------    -------------   ------------
Year Ended December 31, 1998:
----------------------------

Balance - December 31, 1997                             $ (1,315,317)    $(16,431,451)   $(4,849,723)
Issuance of stock for consulting fees
  ($2.58 per share)                                                -                -        110,941
Issuance of stock for consulting fees
  ($0.85 per share)                                                -                -        215,930
Issuance of stock for consulting fees
  ($0.32 per share)                                                -                -        107,535
Issuance of stock for consulting fees                              -                -         81,544
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($1.0625 per share)                                       (531,249)               -              -
Value assigned to conversion feature of
  Convertible Debentures and 60,000
  warrants issued as additional interest                  (1,100,000)               -              -
Value assigned to conversion feature of
  Convertible Debentures and 125,000
  warrants issued as additional interest                    (475,000)               -              -
Cancellation of stock issued for consulting
  fees                                                             -                -        (93,750)
Issuance of stock for conversion of
  debenture note payable ($0.32 per share)                         -                -         32,194
Amortization of unearned financing costs                   3,374,066                -      3,374,066
Net loss                                                           -       (7,814,143)    (7,814,143)
                                                        -------------    -------------   ------------
Balance - December 31, 1998                             $    (47,500)    $(24,245,594)   $(8,835,406)
                                                        =============    =============   ============


See notes to financial statements.


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                     AND THE THREE MONTHS ENDED MARCH 31, 2000

                                                                     Common Stock            Additional
                                                  Date of    ---------------------------       Paid-in
                                                Transaction     Shares        Amount           Capital
                                                -----------  ------------   ------------     ------------
                                                                  (1)
Year Ended December 31, 1999:
----------------------------

Balance - December 31, 1998                                   19,621,882    $     4,905      $15,452,783
Issuance of stock for consulting fees
  ($0.77 per share)                                  03/99        78,613             20           62,381
Issuance of stock for consulting fees
  ($0.72 per share)                                  06/99       611,572            153          429,035
Issuance of stock for consulting fees
  ($0.98 per share)                                  09/99       496,002            124          520,116
Issuance of stock for conversion of debenture
  note payable ($0.35 per share)                     02/99       987,201            247          341,029
Issuance of stock for finder's fee
  ($1.94 per share)                                  12/99        29,518              7           46,302
Issuance of stock for finder's fee
  ($0.77 per share)                                  09/99        82,580             20           63,727
Issuance of stock for consulting fees
  ($2.04 per share)                                  12/99       100,374             25          190,769
Value assigned to conversion feature of
  Convertible Debentures and 84,750 warrants
  issued as additional interest                      01/99             -              -          175,425
Value assigned to additional consideration
  for financing activities ($0.72 per share)         05/99       100,000             25           71,975
Issuance of stock ($0.25 per share)                  06/99     1,000,000            250          474,750
Issuance of stock ($0.25 per share)                  09/99     2,000,000            500          499,500
Issuance of stock ($0.38 per share)                  12/99     3,035,000            759        1,179,241
Issuance of stock ($0.25 per share)                  12/99       930,000            233          232,267
Issuance of stock ($0.50 per share)                  12/99       240,000             60          119,940
Issuance of stock for settlement of
  litigation ($2.51 per share)                       11/99       181,784             45          456,233


     (1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

See notes to financial statements.


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                     AND THE THREE MONTHS ENDED MARCH 31, 2000

                                                                           Deficit
                                                                         Accumulated
                                                           Unearned      During the
                                                          Financing      Development
                                                            Costs            Stage           Total
                                                        -------------    -------------   ------------
Year Ended December 31, 1999:
----------------------------

Balance - December 31, 1998                             $    (47,500)    $(24,245,594)   $(8,835,406)
Issuance of stock for consulting fees
  ($0.77 per share)                                                -                -         62,401
Issuance of stock for consulting fees
  ($0.72 per share)                                                -                -        429,188
Issuance of stock for consulting fees
  ($0.98 per share)                                                -                -        520,240
Issuance of stock for conversion of
  debenture note payable ($0.35 per share)                         -                -        341,276
Issuance of stock for finder's fee
  ($1.94 per share)                                                -                -         46,309
Issuance of stock for finder's fee
  ($0.77 per share)                                                -                -         63,747
Issuance of stock for consulting fees
  ($2.04 per share)                                                -                -        190,794
Value assigned to conversion feature of
  Convertible Debentures and 84,750 warrants
  issued as additional interest                             (175,425)               -              -
Value assigned to additional consideration
  for financing activities ($0.72 per share)                 (72,000)               -              -
Issuance of stock ($0.25 per share)                                -                -        475,000
Issuance of stock ($0.25 per share)                                -                -        500,000
Issuance of stock ($0.38 per share)                                -                -      1,180,000
Issuance of stock ($0.25 per share)                                -                -        232,500
Issuance of stock ($0.50 per share)                                -                -        120,000
Issuance of stock for settlement of
  litigation ($2.51 per share)                                     -                -        456,278

See notes to financial statements.


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                     AND THE THREE MONTHS ENDED MARCH 31, 2000

                                                                     Common Stock            Additional
                                                  Date of    ---------------------------       Paid-in
                                                Transaction     Shares        Amount           Capital
                                                -----------  ------------   ------------     ------------
                                                                  (1)
Year Ended December 31, 1999: (Continued)
----------------------------

Issuance of stock for exercise of warrants
  ($1.50 per share)                           11/99/ 12/99       200,000    $        50      $   299,950
Acquisition of 6,795,000 shares of Kurchatov
  Research Holdings, Ltd. ($1.07 per share)          09/99     4,530,000          1,133        4,840,305
Acquisition from KRHL for Ekor Technology
  interest ($1.069 per share)                        11/99     2,000,000            500        2,137,000
Issuance of stock to retire debt of KRHL
  assumed with purchase of Ekor Technology
  interest ($1.06 per share)                         11/99     1,000,000            250        1,068,500
Issuance of stock for exercise of warrants
  ($0.36 per share)                                  11/99        75,000             19           26,981
Issuance of stock for conversion of debenture
  note payable, interest and penalties
  ($0.36 per share)                                  11/99       217,464             54          230,458
Issuance of stock in private sale
  ($1.59 per share)                                  12/99     1,882,353            471        2,831,529
Modification of warrants issued                                        -              -          123,500
Amortization of unearned financing costs                               -              -                -
Net loss                                                               -              -                -
                                                             ------------   ------------     ------------
Balance - December 31, 1999                                   39,399,343    $     9,850      $31,873,696
                                                             ============   ============     ============

     (1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.


See notes to financial statements.


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                     AND THE THREE MONTHS ENDED MARCH 31, 2000

                                                                           Deficit
                                                                         Accumulated
                                                           Unearned      During the
                                                          Financing      Development
                                                            Costs            Stage           Total
                                                        -------------    -------------   ------------
Year Ended December 31, 1999: (Continued)
----------------------------

Issuance of stock for exercise of warrants
  ($1.50 per share)                                     $          -     $         -     $   300,000
Acquisition of 6,795,000 shares of Kurchatov
  Research Holdings, Ltd. ($1.07 per share)                        -                -      4,841,438
Acquisition from KRHL for Ekor Technology
  interest ($1.069 per share)                                      -                -      2,137,500
Issuance of stock to retire debt of KRHL
  assumed with purchase of Ekor Technology
  interest ($1.06 per share)                                       -                -      1,068,750
Issuance of stock for exercise of warrants
  ($0.36 per share)                                                -                -         27,000
Issuance of stock for conversion of
  debenture note payable, interest and
  penalties ($0.36 per share)                                      -                -        230,512
Issuance of stock in private sale
  ($1.59 per share)                                                -                -      2,832,000
Modification of warrants issued                                    -                -        123,500
Amortization of unearned financing costs                     294,925                -        294,925
Net loss                                                           -       (6,492,312)    (6,492,312)
                                                        -------------    -------------   ------------
Balance - December 31, 1999                             $          -     $(30,737,906)   $ 1,145,640
                                                        =============    =============   ============

See notes to financial statements.


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                     AND THE THREE MONTHS ENDED MARCH 31, 2000

                                                                     Common Stock            Additional
                                                  Date of    ---------------------------       Paid-in
                                                Transaction     Shares        Amount           Capital
                                                -----------  ------------   ------------     ------------
                                                                  (1)
Three Months Ended March 31, 2000
---------------------------------

Balance - December 31, 1999                                   39,399,343    $     9,850      $31,873,696

Issuance of stock for consulting fees
 ($4.99 per share)                                   03/00        73,880             18          368,727
Issuance of stock for conversion of note
  payable and related interest
 ($0.28 per share)                                   01/00       200,000             50           56,343
Issuance of stock for interest on convertable
 debentures ($1.56 per share)                        01/00       289,655             74          451,064
Issuance of stock for exercise of warrants
 ($2.00 per share)                                   02/00        60,000             15          119,985
Issuance of stock for exercise of warrants
 ($1.06 per share)                                   02/00       125,000             31          132,469
Issuance of stock ($5.00 per share)                  02/00     1,200,000            300        5,999,700
Stock issued in connection with acquired
 technology                                          03/00        54,000             13          311,837
Issuance of stock and warrants to settle
 penalties of convertible debentures
 ($2.00 per share)                                   03/00       300,000             75        1,119,925
Issuance of stock for conversion of
  debentures and interest ($1.06 per share)          03/00       965,661            242        1,023,358
Issuance of stock for exercise of warrants
 ($1.50 per share)                                   03/00       100,000             24          149,976
Net loss                                                               -              -                -
                                                             ------------   ------------     ------------
Balance - March 31, 2000                                      42,767,539    $    10,692      $41,607,080
                                                             ============   ============     ============


     (1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.



See notes to financial statements.


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                     AND THE THREE MONTHS ENDED MARCH 31, 2000



                                                             Deficit
                                                           Accumulated
                                                           During the
                                                           Development
                                                              Stage                Total
                                                          ---------------     ---------------
Three Months Ended March 31, 2000
---------------------------------

Balance - December 31, 1999                               $  (30,737,906)     $    1,145,640

Issuance of stock for consulting fees
 ($4.99 per share)                                                     -             368,745
Issuance of stock for conversion of note
  payable and related interest
 ($0.28 per share)                                                     -              56,393
Issuance of stock for interest on
  convertable debentures ($1.56 per share)                             -             451,138
Issuance of stock for exercise of warrants
 ($2.00 per share)                                                     -             120,000
Issuance of stock for exercise of warrants
 ($1.06 per share)                                                     -             132,500
Issuance of stock ($5.00 per share)                                    -           6,000,000
Stock issued in connection with acquired
 technology                                                            -             311,850
Issuance of stock and warrants to settle
 penalties of convertible debentures
 ($2.00 per share)                                                     -           1,120,000
Issuance of stock for conversion of
  debentures and interest ($1.06 per share)                            -           1,023,600
Issuance of stock for exercise of warrants
 ($1.50 per share)                                                     -             150,000
Net loss                                                     (2,901,268)         (2,901,268)
                                                          ---------------     ---------------
Balance - March 31, 2000                                  $  (33,639,174)     $    7,978,598
                                                          ===============     ===============


See notes to financial statements.


                                                      EUROTECH, LTD.
                                               (A Development Stage Company)

                                                 STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)


                                                                    For the Three Months Ended         For the Period
                                                                              March 31,               from Inception
                                                                ---------------------------------    (May 26, 1995) to
                                                                      1999              2000          March 31, 2000
                                                                ---------------   ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $     (951,029)   $   (2,901,268)     $  (33,639,174)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                                      2,565           404,871             563,227
      Amortization of deferred and unearned financing
        costs                                                          131,726                 -          13,276,619
      Stock issued for license                                               -                 -              37,500
      Issuance of stock for acquisition of technology                        -           311,850             311,850
      Compensatory element of stock issuances                           89,900           368,745           4,152,651
      Modification of warrants issued                                        -                 -             123,500
      Issuance of stock in settlement of litigation                          -                 -             456,278

      Cash provided by (used in) the change in assets
        and liabilities:
           Increase in prepaid expenses                                 (5,347)                -                (200)
           Increase in other assets                                     (2,200)           (3,000)            (12,751)
           Increase (decrease) in accrued liabilities                  206,235          (629,415)          2,317,742
           Increase in deferred revenue                                100,000                 -             225,000
                                                                ---------------   ---------------     ---------------
      NET CASH USED IN OPERATING ACTIVITIES                           (428,150)       (2,448,217)        (12,187,758)
                                                                ---------------   ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Organization and patent costs                                              -                 -             (31,358)
  Capital expenditures                                                       -                 -             (42,192)
                                                                ---------------   ---------------     ---------------
      NET CASH USED IN INVESTING ACTIVITIES                                  -                 -             (73,550)
                                                                ---------------   ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                    -                 -                 150
  Proceeds from issuance of common stock                                     -         6,000,000          12,187,000
  Proceeds from exercise of warrants                                         -           402,500             729,500
  Offering costs                                                             -                 -              (2,898)
  Repayment by stockholders                                                  -                 -               3,000
  Proceeds from Convertible Debentures                                 450,000                 -           7,000,000
  Proceeds from notes payable                                                -                 -             450,000
  Repayment of notes payable                                                 -          (400,000)           (400,000)
  Proceeds from bridge notes                                                 -                 -           2,000,000
  Repayments of bridge notes                                                 -                 -          (2,000,000)
  Borrowings from stockholders                                               -                 -             561,140
  Repayment to stockholders                                                  -                 -            (561,400)
  Deferred financing costs                                                   -                 -            (604,150)
                                                                ---------------   ---------------     ---------------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                                      450,000         6,002,500          19,362,602
                                                                  ------------       -----------         -----------
(DECREASE) INCREASE IN CASH                                             21,850         3,554,283           7,101,294

CASH - BEGINNING                                                         1,940         3,547,011                   -
                                                                ---------------   ---------------     ---------------

CASH - ENDING                                                   $       23,790    $    7,101,294      $    7,101,294
                                                                ===============   ===============     ===============
Supplemental Disclosure of Cash Flow Information:
------------------------------------------------
  Cash paid during the period for:
    Interest                                                    $            -    $      508,244      $      824,691
                                                                ===============   ===============     ===============
    Income taxes                                                $            -    $            -      $            -
                                                                ===============   ===============     ===============

See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000



NOTE  1 -  BASIS OF PRESENTATION

The accompanying financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ( the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

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

NOTE  2 - BUSINESS

Eurotech, Ltd. (the "Company") was incorporated under the laws of the District of Columbia on May 26, 1995. The Company is a development-stage, technology transfer, holding, marketing and management company, formed to commercialize new, existing but previously unrecognized, and previously "classified" technologies, with a particular current emphasis on technologies developed by prominent research institutes and individual researchers in the former Soviet Union and in Israel, and to license those technologies for business and other commercial applications principally in Western and Central Europe, Ukraine, Russia and North America. Since the Company's formation, it has acquired development and marketing rights to a number of technologies by purchase, assignments, and licensing arrangements. The Company intends to operate its business by licensing its technologies to end- users and through development and operating joint ventures and strategic alliances. To date, the Company has not generated any substantial revenues from operations.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000



NOTE  3 -  TECHNOLOGY INTERESTS ACQUIRED

a) On August 26, 1996, the Company entered into an agreement with KRHL pursuant to which it assigned to KRHL a 50% interest in the net profits (after deducting development costs and related expenses attributable to EKOR) derived by the Company from the sale or licensing of EKOR.

         During 1999, the Company acquired from a former member of the Company's board of directors doing business as CIS Development Corp. ("CIS") 6,795,000 shares, representing approximately 40% of the voting stock, of KRHL. In exchange for the KRHL shares, the Company issued 4,530,000 shares of its own common stock valued at $4,841,438. The beneficial owners of the exchanged KRHL shares consist of various Russian scientists and researchers.

         In an agreement, dated as of November 30, 1999, KRHL released to the Company all of its rights in EKOR for the following consideration provided by the Company:

         o Released to KRHL all of the Company's royalty rights in the Re-sealable Container Systems and TetraPak Container technologies.

         o Surrendered to KRHL the shares the Company had acquired from CIS valued at $4,841,438.

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

         The total consideration provided to KRHL for the acquired technology interest in EKOR totalled $8,047,688 and is being amortized over a 5-year period commencing November 30, 1999. Amortization expense related to this intangible asset was $134,128 for the period ended December 31, 1999 and $402,385 fro the three months ended March 31, 2000.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000



NOTE 3 - TECHNOLOGY INTERESTS ACQUIRED (Continued)

b) During the quarter ended March 31, 2000, the Company made additional investments, aggregating $725,000, in its six Israeli technology companies in return for increased ownership interests.

         The additional investments of $725,000 were charged to research and development expenses during the quarter ended March 31, 2000, which reduced the Company's carrying value of its investments in these companies to zero.

c) During February 2000, the Company entered into a technology acquisition agreement with a developer. The Company will form and fund a corporation for the purpose of this agreement named Crypto.Com, Inc. The Company agrees to pay the developer a salary of $6,000 per month, plus usual Company benefits, for a period of one year. The Company will be the controlling shareholder of Crypto.Com, Inc. upon the formation of Crypto.Com, Inc.

d) Pursuant to a technology purchase agreement dated January 1, 1998, the Company acquired the rights to a certain technology from Oleg L. Figovsky, Ph.D., a consultant to the Company. The acquisition was subject to a royalty, payable to Professor Figovsky, equal to 49% of the net profits derived by the Company from such technology. During February 2000, the Company acquired all of such royalty interest in the net profits derived by the Company from such technologies, along with rights to certain other technologies, for a cash payment to Professor Figovsky of $235,000, 54,000 shares of the Company's common stock valued at $311,850, a payment of $15,000 to an Israeli research institute and a 1% royalty from gross revenue generated by the sales of such technology for a period of 15 years.

         Since the acquired technology is in the development stage, the Company charged the purchase consideration of $561,850 to research and development costs during the quarter ended March 31, 2000.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000



NOTE  4 - 8% CONVERTIBLE DEBENTURES

Convertible debentures consist of the following:

                                                        At December 31,         At March 31,
                                                              1999                  2000
                                                        ---------------        ---------------
November 27, 1997 8% Convertible
  Debentures                                           $     2,660,000         $    2,660,000

February 23, 1998 8% Convertible
  Debentures                                                 3,000,000              3,000,000

July 20, 1998 8% Convertible Debenture                         900,000                      -
                                                        ---------------        ---------------
       Total                                                 6,560,000              5,660,000

Less: Current maturities                                     2,660,000              5,660,000
                                                        ---------------        ---------------
        Long-term Portion                               $    3,900,000         $            -
                                                        ===============        ===============

During the quarter ended March 31, 2000, accrued interest through December 31, 1999 on the November 1997 and the February 1998 Convertible Debentures totalling $902,276 was satisfied for a cash payment of $451,138 and the issuance of 289,655 shares of common stock valued at $451,138.

During the quarter ended March 31, 2000, the obligation under the Convertible Debenture dated July 1998 of $900,000, plus accrued interest of $123,600, was satisfied by the issuance of 965,661 shares of common stock.

In January 2000, the Company settled penalties outstanding under the November 1997 and February 1998 Convertible Debentures, resulting from a failure to obtain an effective registration statement during July 1998 and part of 1999. The penalty was settled in full by Eurotech issuing to the holders of the debentures 300,000 shares of the Company's common stock and warrants to purchase 250,000 shares of common stock at an exercise price of $3. The consideration issued to the debenture holders was valued at $1,120,000, which was equal to the penalty assessed. This obligation of $1,120,000 was included in accrued liabilities as of December 31, 1999.

In addition, in January 2000, the holders of these Convertible Debentures agreed to a conversion price floor of $2 per share on all outstanding indebtedness under the November 1997 and February 1998 Convertible Debentures.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000



NOTE  5 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                         At December 31,        At March 31,
                                                              1999                   2000
                                                        ---------------        ---------------
          Interest                                      $    1,087,490         $      113,200

          Penalties related to
          registration                                       1,120,000                      -
            rights

          Professional fees                                    471,119                240,818

          Consulting fees                                      272,894                272,894

          Other                                                187,701                181,746
                                                        ---------------        ---------------
                                                        $    3,139,204         $      808,658
                                                        ===============        ===============

NOTE  6 - STOCKHOLDERS' EQUITY

Secured Promissory Note
-----------------------

On January 6, 1999, the Company's then Chairman and the majority convertible debt holder provided $450,000 of short-term financing to the Company evidenced by two secured promissory notes. Each secured promissory note bore interest at 13% per annum and is due January 6, 2000. The promissory notes are collateralized by the Company's intangible assets. These notes were satisfied in full in January 2000, as discussed below.

During the quarter ended March 31, 2000, the obligation under a note payable dated January 1999 of $452,142 was paid in full, including accrued interest of $52,142.

During the quarter ended March 31, 2000, the obligation under a convertible promissory note dated January 1999 of $50,000, plus accrued interest, payable to a former Chairman of the Board of the Company, was satisfied by the issuance of 200,000 shares of common stock. In connection with this transaction, warrants to purchase 9,750 shares of common stock were cancelled.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000



NOTE  6 - STOCKHOLDERS' EQUITY (Continued)

On December 31, 1999, the Company completed the sale, to an accredited investor, of 1,882,353 shares of its common stock and warrants to purchase 200,000 of its common shares to one investor, resulting in net proceeds to the Company of $2,832,000. Pursuant to the terms of the sale, the Company could have been compelled to issue to the investor additional shares of common stock based on certain average closing prices of its common stock over the four-month period following December 31, 1999.

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

Warrants
--------

At March 31, 2000, the Company had outstanding warrants to purchase 1,381,500 shares of the Company's common stock at prices ranging from $0.75 to $5.02 as described below.

Warrants Exercised
------------------

During the quarter ended March 31, 2000, various individuals exercised warrants and purchased a total of 285,000 shares of the Company's common stock, for net proceeds to the Company of $402,500.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000



NOTE  6 - STOCKHOLDERS' EQUITY (Continued)

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

     Options to purchase common stock                                          650,000
     Warrants to purchase common stock                                       1,381,500
     Convertible Debentures (assumed conversion at March
       31, 2000 market value price and at largest                            2,386,000
       discount)                                                            -----------

     Total as of March 31, 2000                                              4,417,500
                                                                            ===========
     Substantial issuance after March 31, 2000 through May 6,2000:
     Sale of common stock for cash of $10 million and
       other consideration                                                   2,000,000
                                                                            ===========
     Warrants to purchase common stock issued to
       purchaser of common stock                                               500,000
                                                                            ===========


NOTE  7  - OTHER MATTERS

Risk of Environmental Liability; Present Lack of Environmental Liability
Insurance
--------------------------------------------------------------------------------

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

                                 MARCH 31, 2000



NOTE 7  - OTHER MATTERS (Continued)

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

NOTE  8 - SUBSEQUENT EVENTS

Sale of Common Stock
--------------------

The Company sold 2,000,000 shares of its common stock to Woodward, LLC for gross proceeds of $10,000,000 plus other consideration. In addition, the purchaser was issued warrants to purchase 500,000 shares of the Company's common stock at $10 per share.

Investments in Israel Technology Companies
------------------------------------------

During the period commencing April 1, 2000 to April 30, 2000, the Company made additional investments, aggregating $140,000, in six Israeli technology companies in return for increased ownership interests.

The additional investments will be charged to research and development expenses during the three months ended June 30, 2000.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000



NOTE  8 - SUBSEQUENT EVENTS (Continued)

Stock Repurchase Program
------------------------

The Board of Directors has authorized to repurchase up to 1,000,000 shares of the Company's common stock to be purchased on the open stock market. In addition, we purchased 1,000,000 shares from one shareholder at $2.00 per share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF
OPERATION.


The following is a discussion of our financial condition, results of our operations and liquidity. This discussion should be read together with our financial statements and notes included in this 10-Q.

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

Until recently, we had been principally engaged in identifying, monitoring, reviewing and assessing technologies for their commercial applicability and potential, and in acquiring selected technologies by equity investment, purchase, assignment and licensing arrangements. Although we intend to continue identifying, monitoring, reviewing and assessing new technologies, our primary emphasis will be focused on commercializing our present technologies ("Technologies").

We believe that most of the Technologies are presently ready for commercialization and marketing. To that end, we have decided to devote our business activities and resources principally to the marketing and sale of the Technologies. We recently have initiated a marketing and sales program for the Technologies, and also have initiated discussions with a number of prominent potential users of the Technologies with a view towards the future negotiation and execution of licensing and/or joint venture marketing and sales agreements.

We intend to operate our business by licensing our technologies to end users and through development and operating joint-ventures and strategic alliances. To date, we have not generated any substantial revenues from our operations.

We have not been profitable since inception and may incur substantial operating losses over the next twelve months. For the period from inception to March 31, 2000, we incurred a cumulative net loss of approximately $33,639,000. We expect that we will generate losses until at least such time as we can commercialize our technologies, if ever. No assurance can be given that any of the our technologies can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, we are subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond our the control.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2000 vs. the Three Months Ended March 31,
------------------------------------------------------------------------------
1999
----

Other than $150,000 of revenues recognized in the fourth quarter of 1999, we have had no revenues since inception. Consulting expenses increased from $114,000 for the three months ended March 31, 1999 to $190,000 for the three months ended March 31, 2000. The increase in consulting expense resulted principally from an increase in non-cash compensation issued to consultants. Other general and administrative expenses increased from $152,000 for the three months ended March 31, 1999, to $429,000 for the three months ended March 31, 2000. The increase is attributable to the addition of salaried employees at our Washington, D.C. headquarters.

Research and development expenses increased for the three months ended March 31, 1999 from $294,000 to $1,418,000, for the three months ended March 31, 2000. During 2000, we acquired, from Professor Oleg L. Figovsky, Ph.D., the remaining 49% of net profits of three Technologies for cash of $250,000 and 54,000 shares of common stock. Such consideration of $562,000 was charged to research and development expenses during the first quarter of 2000. Research an development expenditures for 2000 also included $760,000 related to our continuing investments in six Israeli technology companies and $96,000 for our Russian technologies.

The depreciation and amortization increased from $3,000 for the three months ended March 31, 1999 to $405,000 for the three months ended March 31, 2000. This was due to the amortization expense of $402,000 related to the November 1999 purchase of technology rights from KRHL. Amortization expense related to this asset for the year 2000 is expected to approximate $1,600,000.

For the three months ended March 31, 1999 and 2000, we incurred operating losses of $651,000 and $2,809,000, respectively. The losses are principally due to expenses incurred in the acquisition and development of the Technologies, consulting costs, general and administrative expenses and the lack of revenues.

Other expenses, consisting of interest expense and amortization of deferred and unearned finance costs, decreased from $299,000 for the three months ended March 31, 1999 to $92,000 for the three months ended March 31, 2000. Amortization of deferred and unearned financing costs decreased from $131,000 for the three months ended March 31, 1999 to $-0- for the three months ended March 31, 2000. The decrease in the amortization of deferred and unearned financing costs is principally attributable principally to portions of unearned financing costs having been fully amortized during 1999.

We have reason to believe that we will begin to earn revenues in 2000, but such revenues, if recognized, may be offset to a considerable extent by expenses incurred by us in our continuing efforts to commercialize, sell and market our technologies, as well as the amortization of intangible assets.

Liquidity and Capital Resources
-------------------------------

Our primary sources of working capital from inception have been net proceeds of:

o        $842,000 from a limited offering of our common stock;
o $2,000,000 from a bridge financing completed in 1996 and subsequently repaid;
o        $3,000,000, $3,000,000 and $1,000,000 from private placements of 8%
         Convertible Debentures due November 2000, February 2001 and July 2001, respectively.
o $450,000 from a secured financing obtained in January 1999 and repaid in January 2000;
o $975,000 from a private offering of 3,900,000 shares of our common stock in the third quarter of 1999; and
o $3,000,000 from the issuance on December 31, 1999 of 1,882,353 shares and of warrants to buy an additional 200,000 shares of the Company's common stock to a single investor on December 31, 1999.
o $6,315,790 from the sale in March 2000 of 1,200,000 shares to such investor.
o $10,000,000 and other consideration from the sale in April 2000 of 2,000,000 shares, and warrants to buy additional 500,000 shares, to such investor.
o In connection with the last three items, we paid a total of $965,790 in consulting fees.

The Debentures discussed above may be converted into shares of our common stock at beneficial conversion rates based on the timing of the conversion. During the three months ended March 31, 2000, a debenture holder converted the remaining balance of the July 1998 obligation of $900,000 and related accrued interest in exchange for 965,661 shares of our common stock. During 1999, a debenture holder exercised the conversion right under the November 27, 1997 and July 20, 1998 Convertible Debenture agreements and converted principal of $410,000 and accrued interest of $161,788 into 1,204,665 shares of our common stock. During 1998, a debenture holder exercised the conversion right under the November 27, 1997 Convertible Debenture agreement and converted principal of $30,000 and accrued interest of $2,194 into 100,002 shares of our common stock. Based on the bid price of our common stock at March 31, 2000, the debentures' principal currently outstanding could be converted into approximately 2.4 million shares of our common stock. In January 2000, we reached an agreement with the holders of the convertible debentures pursuant to which we paid all interest arrearages and the holders agreed to a $2.00 per share conversion price floor on the debentures that remain outstanding.

On January 6, 1999, our former Chairman and the majority convertible debt holder provided $450,000 of short-term financing to us, evidenced by a $50,000 and a $400,000 secured promissory notes, respectively. Each secured promissory note bears interest at 8% per annum and is due January 6, 2000. The promissory notes are collateralized by our intangible assets and can be exchanged for 8% Convertible Debentures under terms similar to the current outstanding debentures. We repaid the $400,000 note on its due date from the proceeds of the December 31, 1999 $3,000,000 stock and warrant issue. In January 2000, our former Chairman converted his $50,000 note, plus accrued interest, into 200,000 shares of our common stock.

We have agreed in principle to fund the commercialization of certain technologies developed in the former Soviet Union by scientists and researchers at Kurchatov Institute (which is not related to KRHL) and members of Euro-Asian Physical Society (EAPS). Kurchatov Institute will provide the materials, facilities and personnel to complete the necessary work to commercialize such technologies. We also have agreed in principle to provide funding in connection with the marketing and sale of three of our other technologies. Total expenditures under these programs approximated $856,000 during the three months ended March 31, 2000. Our principal source of funding for these expenditures during the three months ended March 31, 2000 was the proceeds of private sales of our stock.

As part of the December 31, 1999 transaction, pursuant to which we issued 1,882,353 shares and a warrant to buy an additional 200,000 shares of our common stock for $3,000,000, the investor agreed to permit us to sell to it additional shares of common stock over time and subject to certain conditions for up to a total of an additional $22,000,000. As mentioned above, another 1,200,000 shares were issued to such investor in March 2000 for a further financing under this commitment of $6,315,790, and in April 2000 for a further financing under this commitment amounting to $10,000,000. We believe that this commitment provides us with sufficient resources to launch the Company on a revenue-producing track.

As of March 31, 2000, we had working capital of $407,000 and stockholders' equity of $7,979,000, respectively.

The improvement since December 31, 1999 is attributable principally to the $6,000,000 of net proceeds from the sale of common stock in March 2000.

                                 EUROTECH, LTD.
                                 EXHIBIT INDEX

                                                                       Location
Exhibit No.                       Description                         Reference
-----------                       -----------                         ---------

3.1      Articles of Incorporation of Eurotech, Ltd.                           1

3.2.1    Bylaws of Eurotech Ltd.                                               1

3.2.2    Amendment to Bylaws adopted February 23, 2000 to fix the number of    *
         directors at 5.

4.1      Form of Common Stock certificate                                      1

10.1.1   License Agreement dated September 6, 1996 between Euro-Asian
         Physical Society and ERBC Holding, Ltd.                               1

10.1.2   Sub-License Agreement dated September 16, 1996 between ERBC
         Holding, Ltd. and Eurotech, Ltd.                                      1

10.1.3   Agreement dated January 28, 1997 between Eurotech, Ltd. and
         Kurchatov Research Holdings, Ltd.                                     1

10.1.4   Memorandum of Intent among Chernobyl Nuclear Power Plant, I. V.
         Kurchatov Institute, Ukrstroj and Eurotech, Ltd.                      1

10.1.5   Agreement dated December 6, 1996 between Ukrstoj and Chernobyl
         Nuclear Power Plant                                                   1

10.1.6   Agreement dated December 11, 1996 among Ukrstroj, Eurotech, Ltd. and
         Euro-Asian Physical Society                                           1

10.2.1   Technology Purchase Agreement between Eurotech, Ltd. and Oleg L.
         Figovsky                                                              2

10.2.2   Technology Purchase Agreement between Eurotech , Ltd. and Oleg L.
         Figovsky                                                              2

10.2.3   Technology Purchase Agreement between the Company and Oleg L.
         Figovsky                                                              2

10.2.4   Agreement dated February 27, 2000 between Eurotech, Ltd. and Oleg L.
         Figovsky (acquisition of the rights to 49% of net profits)            8

10.3     Preliminary EKOR (Component A)/Block Copolymer manufacturing
         licensing agreement between Eurotech, Ltd. and NuSil Technology       *

10.4     Reserved

10.5     Reserved

10.6.1   Form of Agreement among Eurotech, Ltd., V. Rosenband and C.
         Sokolinsky, and Ofek Le-Oleh Foundation                               2

10.6.2   Equity Sharing Agreement between the Company, V. Rosenband and C.
         Sokolinsky                                                            2

10.6.3   Voting Agreement among Eurotech, Ltd., V. Rosenband and C.
         Sokolinsky                                                            2

10.7.1   Investment Agreement between Eurotech, Ltd. and Chemonol, Ltd.        2

10.7.2   Equity Sharing Agreement between the Company and Leonid
         Shapovalov                                                            2

10.7.3   Voting Agreement between Eurotech, Ltd. and Leonid Shapovalov         2

10.8.1   Agreement between Eurotech, Ltd. and Separator, Ltd.                  2

10.8.2   Equity Sharing Agreement between Eurotech, Ltd. and Efim Broide       2

10.8.3   Voting Agreement between Eurotech, Ltd. and Efim Broide               2

10.9.1   Form of Agreement among Eurotech, Ltd., Ofek Le-Oleh Foundation and
         Y. Kopit                                                              2

10.9.2   Equity Sharing Agreement among Eurotech, Ltd., Y. Kopit and V.
         Rosenband                                                             2

10.9.3   Voting Agreement among Eurotech, Ltd., Y. Kopit and V. Rosenband      2

10.10    Form of License Agreement between the Company and ERBC Holdings,
         Ltd.                                                                  2

10.11.1  Cooperation Agreement between Eurotech, Ltd. and Forschungszentrum
         Julich GmbH                                                           2

10.11.2  Agreement among Eurotech, Ltd., Forschungszentrum Julich and two
         other entities for the testing of EKOR in Germany                     7

10.12.1  Convertible Debenture Purchase Agreement among Eurotech, Ltd., JNC
         Opportunity Fund, Ltd. and Diversified Strategies Fund, L.P.          2

10.12.2  Escrow Agreement among Eurotech, Ltd., JNC Opportunity Fund, Ltd.
         and Diversified Strategies Fund, L.P. and Robinson, Silverman, Pearce,
         Aronsohn & Berman, LLP                                                2

10.12.3  Registration rights Agreement among Eurotech, Ltd., JNC Opportunity
         Fund, Ltd. and Diversified Strategies Fund, L.P.                      2

10.12.4  Form of 8% Convertible Debenture Due November 27, 2000 issued by
         Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                          2

10.12.5  Form of 8% Convertible Debenture Due November 27, 2000 issued by
         Eurotech, Ltd. to Diversified Strategies Fund, L.P.                   2

10.12.6  Warrant No. 1 issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.  2

10.12.7  Warrant No. 2 issued by Eurotech, Ltd. to Diversified Strategies Fund,
         L.P.                                                                  2

10.12.8  Warrant No. 3 issued by Eurotech, Ltd. to Diversified Strategies Fund,
         L.P.                                                                  2

10.13.1  Convertible Debenture Purchase Agreement between Eurotech, Ltd. and
         JNC Opportunity Fund, Ltd.                                            2

10.13.2  Escrow Agreement among Eurotech, Ltd., JNC Opportunity Fund, Ltd.
         and Robinson, Silverman, Pearce, Aronsohn and Berman, LLP             2

10.13.3  Registration Rights Agreement between Eurotech, Ltd. and JNC
         Opportunity Fund Ltd.                                                 2

10.13.4  Form of 8% Convertible Debenture Due February 23, 2001 issued by
         Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                          2

10.13.5  Warrant No. 3 issued by Eurotech, Ltd. to JNC Opportunity Fund Ltd.   2

10.14.1  Debenture Purchase Agreement between Eurotech, Ltd and JNC
         Strategic Fund Ltd.                                                   2

10.14.2  Form of 8% Convertible Debenture No.1 Due July 20, 2001 issued by
         Eurotech, Ltd. to JNC Strategic Fund Ltd.                             3

10.14.3  Form of 8% Convertible Debenture No.2 Due February 23, 2001 issued
         by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                       3

10.14.4  Warrant No. 4 issued by Eurotech, ltd. to JNC Strategic Fund Ltd.     3

10.14.5  Registration Rights Agreement issued by Eurotech, Ltd. to JNC
         Strategic Fund Ltd.                                                   3

10.14.6  Amended and Revised 8% Convertible Debenture No.1 Due February 23,
         2001 issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.           3

10.14.7  Amended and Revised 8% Convertible Debenture No.2 Due July 20, 2001
         issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.                   3

10.14.8  Amended and Revised 8% Convertible Debenture No.13 Due November 27,
         2000 issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.           3

10.14.9  Amended and Revised 8% Convertible Debenture No.14 due November 27,
         2000 issued by Eurotech, Ltd. to Diversified Strategies Fund, L.P.    3

10.14.10 Agreement dated February 25, 2000 regarding conversion price          3

10.15.1  Agreement between Eurotech, Ltd. and David Wilkes                     3

10.15.2  Secured Promissory Note issued by Eurotech, Ltd. to JNC Strategic
         Fund Ltd.                                                             3

10.15.3  Secured Promissory Note issued by Eurotech, Ltd. to David Wilkes      3

10.15.4  Secured Promissory Note issued by Eurotech, Ltd. to David Wilkes      3

10.15.5  Escrow Agreement among the Company, JNC Strategic Fund Ltd. and
         Encore Capital Management, L.L.C.                                     3

10.15.6  Security Agreement by Eurotech, Ltd. in favor of JNC Strategic Fund
         Ltd. and David Wilkes                                                 3

10.15.7  Warrant issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.           3

10.15.8  Warrant issued by the Company to David Wilkes                         4

10.15.9  Form of 8% Convertible Debenture Due Three Years from Original Issue
         Date issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.              4

10.15.10 Employment Agreement between Eurotech, Ltd. and Frank Fawcett         4

10.15.11 Disengagement Agreement between Eurotech, Ltd. and Frank Fawcett      7

10.16.1  Employment Agreement between Eurotech, Ltd. and Don V. Hahnfeldt      4

10.16.2  Revised employment agreement between Eurotech, Ltd. and Don V.
         Hahnfeldt                                                             7

10.17    Agreement dated September 9, 1999 between Eurotech, Ltd. and Peter
         Gulko (acquisition of KRHL shares)                                    5

10.18    Agreement dated as of November 30, 1999 between Eurotech, Ltd. and
         Kurchatov Research Holdings, Ltd.                                     7

10.19    Agreement dated as of December 15, 1999 between Eurotech, Ltd. and
         Spinneret Financial Systems, Inc.                                     7

10.20.1  Common Stock Purchase Agreement dated December 31, 1999 between
         Eurotech, Ltd. and Woodward LLC                                       7

10.20.2  Warrant issued by the Company to Woodward LLC on December 31, 1999    7

10.20.3  Registration Rights Agreement dated December 31, 1999 between
         Eurotech, Ltd. and Woodward LLC                                       7

10.20.4  Commitment Agreement ($22,000,000) between Eurotech, Ltd. and
         Woodward LLC                                                          7

10.20.5  Escrow Agreement dated December 31, 1999 among Eurotech, Ltd.,
         Woodward LLC and Krieger & Prager                                     7

10.20.6  Common Stock Purchase Agreement dated as of March 1, 2000 between
         Eurotech, Ltd. and Woodward LLC                                       *

10.21    Technology Acquisition and Development Agreement related to
         Cypto.Com, Inc.                                                       *

23.1     Consent of Tabb, Conigliaro & McGann                                  8

27       Financial data schedule                                               8

Legend:
-------

*        Filed as an Exhibit to the current filing

+        To be filed as an amendment to the current filing

1 Incorporated by reference to such Exhibit filed with our registration statement on Form 10 on file with the Commission, file number 000-22129

2 Incorporated by reference to such Exhibit filed with Pre-Effective Amendment No. 2 to our registration statement on Form S-1, File No. 333-26673, on file with the Commission

3 Incorporated by reference to such Exhibit filed with our current report on Form 8-K as of August 3, 1998, on file with the Commission

4 Incorporated by reference to such Exhibit filed with Post-Effective Amendment No. 1 to our registration statement on Form, S-1, File No. 333-26673, on file with the Commission

5 Incorporated by reference to such Exhibit filed by Peter Gulko with his Statement on Schedule 13D

6 Incorporated by reference to such Exhibit filed with our current report on Form 8-K as of November 30, 1999, on file with the Commission

7 Incorporated by reference to such Exhibit filed with Post-Effective Amendment No. 2 to our registration statement on Form S-1, File No. 333-26673, on file with the Commission

8 Incorporated by reference to such Exhibit filed with our annual report on Form 10-K for the year ended December 31, 1999, on file with the Commission

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The registrant is not currently a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable

         (b)      Not applicable

         (c) On March 2, 2000, the registrant sold to Woodward, LLC, a Cayman Islands investment fund, 1,200,000 shares of its common stock, $.00025 par value, for $6,315,790 cash. Such shares were not registered in reliance on
Section 4(2) of the Securities Act of 1933. Pursuant to an further agreement dated April 24, 2000, pursuant to which the registrant sold additional 2,000,000 shares to the same investor (together with a warrant to purchase a further 500,000 shares), the registrant agreed to register, and intends to file a registration statement on Form S-3 with respect to, these shares under the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The registrant has distributed a notice of meeting and proxy statement for an annual meeting of its shareholders to be held on June 13, 2000. A report thereon will be included in the registrant's quarterly report on Form 10-Q for the quarterly period to end June 30, 2000.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The Exhibits listed in the attached Exhibit Index are filed herewith or incorporated herein by reference, as indicated in therein.

         (b) Reports on Form 8-K. None filed during the quarter being reported on.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.

May 11, 2000                          EUROTECH, LTD.,



                                      By /s/ Jon W. Dowie
                                         ----------------------------------
                                         Jon W. Dowie
                                         Vice President, Chief Financial Officer

May 11, 2000