Form 10-Q
period 2000-06-30
EUROTECH LTD
filed 2000-08-11
CIK 1033030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]         QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from..................to......................

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                 Yes    X       No
                                       -----       ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE LAST FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes ___________ No____________ NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's shares of common stock, as of the latest practicable date. 44,022,800 shares common stock, $.00025 par value, as of August 4, 2000

                                EUROTECH, LTD.
                        (A Development Stage Company)

                             INDEX TO FORM 10-Q

                                JUNE 30, 2000


                                                                       Page Nos.
                                                                       ---------

PART I - FINANCIAL INFORMATION:

       BALANCE SHEETS                                                     1-2
         At December 31, 1999 and June 30, 2000

       STATEMENTS OF OPERATIONS                                           3-4
         For the Six Months Ended June 30, 1999 and 2000
         For the Three Months Ended June 30, 1999 and 2000
         For the Period from Inception (May 26, 1995) to
           June 30, 2000

       STATEMENTS OF STOCKHOLDERS' EQUITY                                 5-17
         For the Period from Inception (May 26, 1995) to
           December 31, 1999
         For the Six Months Ended June 30, 2000

       STATEMENTS OF CASH FLOWS                                            18
         For the Six Months Ended June 30, 1999
         For the Six Months Ended June 30, 2000
         For the Period from Inception (May 26, 1995) to
           June 30, 2000

       NOTES TO FINANCIAL STATEMENTS                                     19-28


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

ITEM I - FINANCIAL STATEMENTS.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                                 BALANCE SHEETS



                                     ASSETS
                                     ------

                                                    At December 31,  At June 30,
                                                         1999           2000
                                                      ------------  ------------
                                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                           $ 3,547,011   $11,453,860
  Other current assets                                        200           200
                                                      ------------  ------------

      TOTAL CURRENT ASSETS                              3,547,211    11,454,060


PROPERTY AND EQUIPMENT - net of accumulated
  depreciation of $21,540 at June 30, 2000                 24,750        20,652


OTHER ASSETS:
  Technology rights - net of accumulated
    amortization of $938,897 at June 30, 2000           7,913,559     7,108,791
  Patent costs - net of accumulated
    amortization of $6,105 at June 30, 2000                24,573        23,696
  Other assets                                              9,751        12,751
                                                      ------------  ------------
      TOTAL ASSETS                                    $11,519,844   $18,619,950
                                                      ============  ============






See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                                BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                   At December 31,   At June 30,
                                                       1999             2000
                                                   -------------   -------------
                                                                    (Unaudited)
CURRENT LIABILITIES:
  Notes payable                                    $    450,000    $          -
  Accounts payable and accrued liabilities            3,139,204         840,494
  Deferred revenue                                      225,000         225,000
  Current portion of convertible debentures           2,660,000       5,660,000
                                                   -------------   -------------
      TOTAL CURRENT LIABILITIES                       6,474,204       6,725,494
                                                   ------------    ------------

CONVERTIBLE DEBENTURES                                3,900,000               -
                                                   -------------   -------------
      TOTAL LIABILITIES                              10,374,204       6,725,494
                                                   -------------   -------------

COMMITMENTS AND OTHER MATTERS (Notes 3, 4, 5,
  6, 7 and 8)


STOCKHOLDERS' EQUITY:
  Preferred stock - $0.01 par value; 1,000,000
   and 5,000,000 shares authorized at December
   31, 1999 and June 30, 2000, respectively,
    -0- shares issued and outstanding                         -               -
  Common stock - $0.00025 par value; 50,000,000
    and 100,000,000 shares authorized at
    December 31, 1999 and June 30, 2000,
    respectively; 39,399,343 shares issued and
    outstanding at December 31, 1999 and
    46,826,817 shares issued and 45,470,017
    outstanding at June 30, 2000                          9,850          11,707
  Additional paid-in capital                         31,873,696      51,628,378
  Unearned compensation                                       -        (177,319)
  Deficit accumulated during the development
    stage                                           (30,737,906)    (36,162,687)
  Treasury stock, at cost;  -0- shares at
    December 31, 1999; 1,356,800 shares at
    June 30, 2000                                             -      (3,405,623)
                                                   -------------   -------------
      TOTAL STOCKHOLDERS' EQUITY                      1,145,640      11,894,456
                                                   -------------   -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 11,519,844    $ 18,619,950
                                                   =============   =============




See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       For the Period
                                          For the Six Months Ended     from Inception
                                                 June 30,              (May 26, 1995)
                                       -----------------------------     to June 30,
                                            1999            2000            2000
                                       -------------   -------------   -------------
REVENUES                               $          -    $          -    $    150,000
                                       -------------   -------------   -------------
OPERATING EXPENSES:
  Research and development                  493,149       1,842,880       6,372,015
  Depreciation and amortization               5,128         809,743         968,099
  Consulting fees                           317,486         488,442       2,357,059
  Compensatory element of stock
    issuances pursuant to consulting
    and other agreements                    660,088         678,768       4,462,675
  Other general and administrative
    expenses                                392,424       1,476,685       6,836,522
                                       -------------   -------------   -------------
    TOTAL OPERATING EXPENSES              1,868,275       5,296,518      20,996,370
                                       -------------   -------------   -------------
OPERATING LOSS                           (1,868,275)     (5,296,518)    (20,846,370)
                                       -------------   -------------   -------------
OTHER EXPENSES/(INCOME):
  Interest expense                          341,107         197,110       1,652,267
  Interest income                                 -         (68,847)        (68,847)
  Amortization of deferred and
   unearned financing costs                 292,413               -      13,276,619
  Litigation settlement                           -               -         456,278
                                       -------------   -------------   -------------
    TOTAL OTHER EXPENSES                    633,520         128,263      15,316,317
                                       -------------   -------------   -------------
NET LOSS                               $ (2,501,795)   $ (5,424,781)   $(36,162,687)
                                       =============   =============   =============

BASIC AND DILUTED LOSS PER COMMON
  SHARE                                $       (.12)   $       (.13)
                                       =============   =============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                      20,622,701      42,271,772
                                       =============   =============


See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   For the Three Months Ended
                                                            June 30,
                                                 -------------------------------
                                                      1999             2000
                                                 -------------     -------------
REVENUES                                         $          -      $          -
                                                 -------------     -------------
OPERATING EXPENSES:
  Research and development                            199,376           424,838
  Depreciation and amortization                         2,564           404,871
  Consulting fees                                     203,586           299,317
  Compensatory element of stock
    issuances pursuant to consulting
    and other agreements                              570,188           310,024
  Other general and administrative
    expenses                                          240,772         1,047,994
                                                 -------------     -------------
    TOTAL OPERATING EXPENSES                        1,216,486         2,487,044
                                                 -------------     -------------
OPERATING LOSS                                     (1,216,486)       (2,487,044)
                                                 -------------     -------------
OTHER EXPENSES/(INCOME):
  Interest expense                                    173,593           105,316
  Interest income                                           -           (68,847)
  Amortization of deferred and
   unearned financing costs                           160,687                 -
  Litigation settlement                                     -                 -
                                                 -------------     -------------
    TOTAL OTHER EXPENSES                              334,280            36,469
                                                 -------------     -------------
NET LOSS                                         $ (1,550,766)     $ (2,523,513)
                                                 =============     =============

BASIC AND DILUTED LOSS PER COMMON
  SHARE                                          $       (.07)     $       (.06)
                                                 =============     =============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                21,170,622        43,243,950
                                                 =============     =============


See notes to financial statements.


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                       AND THE SIX MONTHS ENDED JUNE 30, 2000

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

See notes to financial statements.
                                       5

                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                       AND THE SIX MONTHS ENDED JUNE 30, 2000
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


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                       AND THE SIX MONTHS ENDED JUNE 30, 2000

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


See notes to financial statements.


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                       AND THE SIX MONTHS ENDED JUNE 30, 2000


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


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                       AND THE SIX MONTHS ENDED JUNE 30, 2000

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

See notes to financial statements.


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                       AND THE SIX MONTHS ENDED JUNE 30, 2000


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


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                       AND THE SIX MONTHS ENDED JUNE 30, 2000

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

See notes to financial statements.


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                       AND THE SIX MONTHS ENDED JUNE 30, 2000

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


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                       AND THE SIX MONTHS ENDED JUNE 30, 2000

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


See notes to financial statements.


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                       AND THE SIX MONTHS ENDED JUNE 30, 2000

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


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                       AND THE SIX MONTHS ENDED JUNE 30, 2000

                                                                     Common Stock
                                                  Date of    ---------------------------
                                                Transaction     Shares        Amount
                                                -----------  ------------   ------------
                                                                  (1)
Six Months Ended June 30, 2000
------------------------------

Balance - December 31, 1999                                   39,399,343    $     9,850

Issuance of stock for consulting fees
 ($4.99 per share)                                   03/00        73,880             18
Issuance of stock for conversion of note
  payable and related interest
 ($0.28 per share)                                   01/00       200,000             50
Issuance of stock for interest on convertible
 debentures ($1.56 per share)                        01/00       289,655             74
Issuance of stock for exercise of warrants
 ($2.00 per share)                                   02/00        60,000             15
Issuance of stock for exercise of warrants
 ($1.06 per share)                                   02/00       125,000             31
Issuance of stock ($5.00 per share)                  02/00     1,200,000            300
Stock issued in connection with acquired
 technology                                          03/00        54,000             13
Issuance of stock and warrants to settle
 penalties of convertible debentures
 ($2.00 per share)                                   03/00       300,000             75
Issuance of stock for conversion of
  debentures and interest ($1.06 per share)          03/00       965,661            242
Issuance of stock for exercise of warrants
 ($1.50 per share)                                   03/00       100,000             24
Issuance of stock for consulting fees
 ($3.93 per share)                                   06/00        24,278              6
Issuance of stock on exercise of warrants
 ($1.00 per share)                                   05/00        35,000              9
Issuance of stock ($5.00 per share)                  04/00     2,000,000            500
Value assigned to options to purchase 325,000
 shares issued to employee as additional
 compensation                                        05/00             -              -
Value assigned to warrants issued to employees       05/00             -              -
Accrual of shares under reset provisions             06/00     2,000,000            500
Shares repurchased                                05/00; 06/00         -              -
Net loss                                                               -              -
                                                             ------------   ------------
Balance - June 30, 2000                                       46,826,817    $    11,707
                                                             ============   ============


     (1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.



See notes to financial statements.


                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                      AND THE SIX MONTHS ENDED JUNE 30, 2000



                                                              Treasury Stock          Additional
                                                      ---------------------------       Paid-in          Unearned
                                                          Shares         Amount         Capital        Compensation
                                                      ------------    -----------     ------------     -------------
Six Months Ended June 30, 2000
---------------------------------

Balance - December 31, 1999                                    -      $         -     $ 31,873,696     $          -

Issuance of stock for consulting fees
 ($4.99 per share)                                             -                -          368,727                -
Issuance of stock in payment of note
  payable and related interest
 ($0.28 per share)                                             -                -           56,343                -
Issuance of stock for interest on convertible
 debentures ($1.56 per share)                                  -                -          451,064                -
Issuance of stock on exercise of warrants
 ($2.00 per share)                                             -                -          119,985                -
Issuance of stock on exercise of warrants
 ($1.06 per share)                                             -                -          132,469                -
Issuance of stock ($5.00 per share)                            -                -        5,999,700                -
Stock issued in connection with acquired
 technology                                                    -                -          311,837                -
Issuance of stock and warrants to settle
 penalties of convertible debentures
 ($2.00 per share)                                             -                -        1,119,925                -
Issuance of stock on conversion of
  debentures and interest ($1.06 per share)                    -                -        1,023,358                -
Issuance of stock on exercise of warrants
 ($1.50 per share)                                             -                -          149,976                -
Issuance of stock for consulting fees
 ($3.93 per share)                                             -                -           94,869                -
Issuance of stock on exercise of warrants
 ($1.00 per share)                                             -                -           34,991                -
Issuance of stock ($5.00 per share)                            -                -        9,499,470                -
Value assigned to options to purchase 325,000
 shares issued to employee as additional
 compensation                                                  -                -          187,750         (177,319)
Value assigned to warrants issued to employees                 -                -          204,718                -
Accrual of shares under reset provisions                       -                -             (500)
Shares repurchased                                    (1,356,800)      (3,405,623)               -                -
Net loss                                                       -                -                -                -
                                                     ------------     ------------     ------------     ------------
Balance - June 30, 2000                               (1,356,800)     $(3,405,623)     $51,628,378      $  (177,319)
                                                     ============     ============     ============     ============



See notes to financial statements.

                                                  EUROTECH, LTD.
                                           (A Development Stage Company)
                                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                      AND THE SIX MONTHS ENDED JUNE 30, 2000


                                                                   Deficit
                                                                 Accumulated
                                                                 During the
                                                                 Development
                                                                    Stage             Total
                                                                -------------     -------------
Six Months Ended June 30, 2000
---------------------------------

Balance - December 31, 1999                                     $(30,737,906)     $  1,145,640

Issuance of stock for consulting fees
 ($4.99 per share)                                                         -           368,745
Issuance of stock in payment of note
  payable and related interest
 ($0.28 per share)                                                         -            56,393
Issuance of stock for interest on convertible
 debentures ($1.56 per share)                                              -           451,138
Issuance of stock on exercise of warrants
 ($2.00 per share)                                                         -           120,000
Issuance of stock on exercise of warrants
 ($1.06 per share)                                                         -           132,500
Issuance of stock ($5.00 per share)                                        -         6,000,000
Stock issued in connection with acquired
 technology                                                                -           311,850
Issuance of stock and warrants to settle
 penalties of convertible debentures
 ($2.00 per share)                                                         -         1,120,000
Issuance of stock on conversion of
  debentures and interest ($1.06 per share)                                -         1,023,600
Issuance of stock on exercise of warrants
 ($1.50 per share)                                                         -           150,000
Issuance of stock for consulting fees
 ($3.93 per share)                                                         -            94,875
Issuance of stock on exercise of warrants
 ($1.00 per share)                                                         -            35,000
Issuance of stock ($5.00 per share)                                        -         9,499,970
Value assigned to options to purchase 325,000
 shares issued to employee as additional
 compensation                                                              -            10,431
Value assigned to warrants issued to                                       -        (3,405,623)
 employees
Accrual of shares under reset provisions                                   -                 -
Shares repurchased                                                         -           204,718
Net loss                                                          (5,424,781)       (5,424,781)
                                                                -------------     -------------
Balance - June 30, 2000                                         $(36,162,687)     $ 11,894,456
                                                                =============     =============



See notes to financial statements.

                                                  EUROTECH, LTD.
                                           (A Development Stage Company)

                                             STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                           For the Six Months Ended      For the Period
                                                                                    June 30,             from Inception
                                                                         ----------------------------- (May 26, 1995) to
                                                                              1999           2000        June 30, 2000
                                                                         -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                               $ (2,501,795)   $ (5,424,781)   $(36,162,687)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                                             5,128         809,744         968,099
      Amortization of deferred and unearned financing
        costs                                                                 292,413               -      13,276,619
      Stock issued for license                                                      -               -          37,500
      Issuance of stock for acquisition of technology                               -         311,850         311,850
      Compensatory element of stock issuances                                 660,089         678,768       4,462,675
      Modification of warrants issued                                               -               -         123,500
      Issuance of stock in settlement of litigation                                 -               -         456,278

      Cash provided by (used in) the change in assets
       and liabilities:
           Increase in prepaid expenses                                        (6,281)              -            (200)
           Increase in other assets                                            (2,199)         (3,000)        (12,751)
           Increase (decrease) in accrued liabilities                         632,592        (597,579)      2,349,578
           Increase in deferred revenue                                       150,000               -         225,000
                                                                         -------------   -------------   -------------
      NET CASH USED IN OPERATING ACTIVITIES                                  (770,053)     (4,224,998)    (13,964,539)
                                                                         -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Organization and patent costs                                                     -               -         (31,358)
  Capital expenditures                                                              -               -         (42,192)
                                                                         -------------   -------------   -------------
      NET CASH USED IN INVESTING ACTIVITIES                                         -               -         (73,550)
                                                                         -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                           -               -             150
  Net proceeds from issuance of common stock                                        -      15,499,970      21,684,072
  Proceeds from exercise of warrants                                          475,000         437,500         764,500
  Repayment by stockholders                                                         -               -           3,000
  Proceeds from Convertible Debentures                                              -               -       7,000,000
  Proceeds from notes payable                                                 450,000               -         450,000
  Repayment of notes payable                                                        -        (400,000)       (400,000)
  Proceeds from bridge notes                                                        -               -       2,000,000
  Repayments of bridge notes                                                        -               -      (2,000,000)
  Borrowings from stockholders                                                      -               -         561,140
  Repayment to stockholders                                                         -               -        (561,140)
  Deferred financing costs                                                          -               -        (604,150)
  Purchase of treasury stock                                                        -      (3,405,623)     (3,405,623)
                                                                         -------------   -------------   -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                925,000      12,131,847      25,491,949
                                                                         -------------   -------------   -------------
(DECREASE) INCREASE IN CASH                                                   154,947       7,906,849      11,453,860

CASH - BEGINNING                                                                1,940       3,547,011               -
                                                                         -------------   -------------   -------------
CASH - ENDING                                                            $    156,887    $ 11,453,860    $ 11,453,860
                                                                         =============   =============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                             $        526    $    508,244    $    824,691
                                                                         =============   =============   =============
    Income taxes                                                         $          -    $          -    $          -
                                                                         =============   =============   =============


See notes to financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000



NOTE  1 -  BASIS OF PRESENTATION

The accompanying financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ( the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments necessary to state fairly the financial position and results of operations as of and for the periods indicated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

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

                                  JUNE 30, 2000



NOTE  3 -  TECHNOLOGY INTERESTS ACQUIRED

a) On August 26, 1996, the Company entered into an agreement with Advanced Technology Industries, Inc. ("ATI"), previously Kurchatov Research Holdings, Ltd., pursuant to which it assigned to ATI a 50% interest in the net profits (after deducting development costs and related expenses attributable to EKOR) derived by the Company from the sale or licensing of ATI.

         During 1999, the Company acquired from a former member of the Company's board of directors doing business as CIS Development Corp. ("CIS") 6,795,000 shares, representing approximately 40% of the voting stock, of ATI. In exchange for these ATI shares, the Company issued 4,530,000 shares of its own common stock valued at $4,841,438. The beneficial owners of the exchanged ATI shares consist of various Russian scientists and researchers.

         In an agreement, dated as of November 30, 1999, ATI released to the Company all of its rights in EKOR for the following consideration provided by the Company:

         o Released to ATI all of the Company's royalty rights in the Re-sealable Container Systems and TetraPak Container technologies.

         o Surrendered to ATI the shares the Company had acquired from CIS valued at $4,841,438.

         o Issued to ATI 2,000,000 shares of Eurotech's common stock valued at $2,137,500.

         o Agreed to pay to ATI a royalty of 2% of gross sales, as defined, received by Eurotech from all products and services of ATI by Eurotech, and

         o        Assumed ATI's obligations to Spinneret Financial Systems, Inc.
                  Spinneret had previously loaned to ATI $750,000 pursuant to convertible notes on which ATI was in default and on which interest and penalties had accrued. Subsequently, and before year-end, Spinneret converted this liability into 1,000,000 shares of Eurotech common stock valued at $1,068,750.

         The total consideration provided to ATI for the acquired technology interest in EKOR totalled $8,047,688 and is being amortized over a 5-year period commencing November 30, 1999. Amortization expense related to this intangible asset was $134,128 for the period ended December 31, 1999 and $804,768 for the six months ended June 30, 2000.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000



NOTE 3 - TECHNOLOGY INTERESTS ACQUIRED (Continued)

b) During the six months ended June 30, 2000, the Company made additional investments, aggregating $895,000, in six Israeli technology companies in return for increased ownership interests.

         The additional investments of $895,000 were charged to research and development expenses during the six months ended June 30, 2000, which reduced the Company's carrying value of its investments in these companies to zero.

c) During February 2000, the Company entered into a technology acquisition agreement with a developer. The Company will form and fund a corporation for the purpose of this agreement named Crypto.Com, Inc. The Company agreed to pay the developer a salary of $6,000 per month, plus usual Company benefits, for a period of one year.

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

         Since the acquired technology is in the development stage, the Company charged the purchase consideration of $561,850 to research and development costs during the three months ended March 31, 2000.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000



NOTE  4 - 8% CONVERTIBLE DEBENTURES

Convertible debentures consist of the following:


                                              At December 31,     At June 30,
                                                   1999              2000
                                               -------------     -------------
November 27, 1997 8% Convertible
  Debentures (Due November 27, 2000)           $  2,660,000      $  2,660,000

February 23, 1998 8% Convertible
  Debentures (Due February 23, 2001)              3,000,000         3,000,000

July 20, 1998 8% Convertible Debenture              900,000                 -
                                               -------------     -------------
       Total                                      6,560,000         5,660,000

Less: Current maturities                          2,660,000         5,660,000
                                               -------------     -------------
        Long-term ortion                       $  3,900,000      $          -
                                               =============     =============

During the three months ended March 31, 2000, accrued interest through December 31, 1999 on the November 1997 and the February 1998 Convertible Debentures totalling $902,276 was satisfied for a cash payment of $451,138 and the issuance of 289,655 shares of common stock valued at $451,138.

During the three months ended March 31, 2000, the obligation under the Convertible Debenture dated July 1998 of $900,000, plus accrued interest of $123,600, was satisfied by the issuance of 965,661 shares of common stock.

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

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000



NOTE  5 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:


                                              At December 31,     At June 30,
                                                   1999              2000
                                               -------------     -------------
Interest                                       $  1,087,490      $    226,400

Penalties related to
  registration rights                             1,120,000                 -

Professional fees                                   471,119           171,068

Consulting fees                                     272,894           340,578

Other                                               187,701           102,448
                                               -------------     -------------

                                               $  3,139,204      $    840,494
                                               =============     =============

NOTE  6 - STOCKHOLDERS' EQUITY

Amendment of Authorized Shares
------------------------------

On June 20, 2000, the Company adopted an amendment to its Articles of Incorporation providing an increase to the authorized number of shares of common stock to 100,000,000 and an increase to the authorized number of shares of preferred stock to 5,000,000.

Secured Promissory Note
-----------------------

On January 6, 1999, the Company's then Chairman and the majority convertible debt holder provided $450,000 of short-term financing to the Company evidenced by two secured promissory notes. Each secured promissory note bore interest at 13% per annum and is due January 6, 2000. The promissory notes were collateralized by the Company's intangible assets. These notes were satisfied in full in January 2000, as discussed below.

During the quarter ended March 31, 2000, the obligation under a note payable dated January 1999 of $452,142 was paid in full, including accrued interest of $52,142.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000



NOTE  6 - STOCKHOLDERS' EQUITY (Continued)

Secured Promissory Note (Continued)
-----------------------

During the six months ended June 30, 2000, the obligation under a convertible promissory note dated January 1999 of $50,000, plus accrued interest, payable to a former Chairman of the Board of the Company, was satisfied by the issuance of 200,000 shares of common stock. In connection with this transaction, warrants to purchase 9,750 shares of common stock were cancelled.

Common Stock Financing
----------------------

On December 31, 1999, the Company completed the sale to Woodward LLC, an institutional investor, of 1,882,353 shares of its common stock and a warrant to purchase 200,000 of its common stock, resulting in net proceeds to the Company of $2,832,000. Pursuant to the terms of the sale, the Company could have been compelled to issue to the investor additional shares of common stock based on certain average closing prices of its common stock over the four-month period following December 31, 1999.

In addition, another agreement was entered into with the same investor, under which the Company, at its option, could sell to the investor up to $22 million value of its common shares. The shares must be registered and the agreement is subject to monthly limits of $4,000,000, and various other limitations and restrictions. The purchase price of the common stock for each sale is based on 90% of the average of certain closing prices of its common stock of the preceding 20 days.

The commitment agreement was amended on June 29, 2000 so that the aggregate purchase price of the Company's common stock that Woodward may be required to purchase pursuant thereto is increased to $75,000,000.

On March 2, 2000, pursuant to a further agreement with Woodward LLC, the Company sold another 1,200,000 shares of its common stock for total proceeds of $6,315,790. Woodward LLC agreed to hold these shares for at least six months, during which time the Company agreed to register these shares under the Securities Act of 1933 for possible resale. The agreement, pursuant to which these shares were sold, provides that the Company may be required to issue to Woodward LLC additional shares of common stock in the event that the average bid price in the market for outstanding Eurotech shares during September and October 2000 is below $6.58.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000



NOTE  6 - STOCKHOLDERS' EQUITY (Continued)

Common Stock Financing (Continued)
----------------------

The Company entered into another agreement with Woodward LLC on April 24, 2000. Pursuant to this agreement, the Company sold to Woodward LLC an additional 2,000,000 shares, together with a warrant to purchase 500,000 shares at $10 per share, for $10,000,000 and certain other consideration. These 2,000,000 shares, the shares issuable upon the exercise of the warrant and the additional shares issuable upon "repricing", are also required to be registered under the Securities Act of 1933. Finally, the shares are subject to "repricing" after March 31, 2001 if the bid price of outstanding Eurotech shares is not then at least $9.375. The parties amended this agreement on June 29, 2000 to provide for the payment by Woodward LLC of a further $1,250,000 upon the effectiveness of the registration statement registering the shares issued to Woodward LLC in, or issuable pursuant to "repricing" provisions included in agreements made in, March and April 2000 or pursuant to warrants.

Based on the current market price of Eurotech shares, the Company estimates that as many as 2,000,000 additional shares may need to be issued on account of the "repricing" provisions described above and, accordingly, has recorded the issuance of such additional shares in the stockholders' equity section of the June 30, 2000 balance sheet.

Stock Repurchase Program
------------------------

During the six months ended June 30, 2000, the Company repurchased 1,356,800 shares of its common stock for $3,405,623. Of such amount, 1,000,000 shares were repurchased from CIS for $2,000,000.

Warrants
--------

At June 30, 2000, the Company had outstanding warrants to purchase 1,904,500 shares of the Company's common stock at prices ranging from $0.75 to $5.02 through March 2004.

Warrants Exercised
------------------

During the six months ended June 30, 2000, various individuals exercised warrants and purchased a total of 320,000 shares of the Company's common stock, for net proceeds to the Company of $437,500.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000



NOTE  6 - STOCKHOLDERS' EQUITY (Continued)

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:


     Options to purchase common stock                                 975,000
     Warrants to purchase common stock                              1,904,500
     Convertible Debentures (assumed conversion at June
       30, 2000 market value price and at largest
       discount)                                                    2,960,000
                                                                    ---------
     Total as of June 30, 2000                                      5,839,500
                                                                    =========

NOTE  7  - EMPLOYEE BENEFIT PLAN

The Company adopted a non-contributory 401(k) plan effective January 1, 2000. The plan covers all employees who are at least 21 years of age with no minimum service requirements. Contributions to the plan for the six months ended June 30, 2000 totalled $2,582.

NOTE  8  - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Risk of Environmental Liability; Present Lack of Environmental Liability
Insurance
--------------------------------------------------------------------------------

The Company's radioactive contaminant technology is subject to numerous national and local laws and regulations relating to the storage, handling, emission, transportation and discharge of such materials, and the use of specialized technical equipment in the processing of such materials. There is always the risk that such materials might fail to perform as expected or be mishandled, or that there might be equipment or technology failures, which could result in significant claims for personal injury, property damage, and clean-up or remediation. Any such claims against the Company could have a material adverse effect on the Company. The Company does not presently carry any environmental liability insurance, and may be required to obtain such insurance in the future in amounts that are not presently predictable. There can be no assurance that such insurance will provide coverage against all claims, and claims may be made against the Company (even if covered by insurance policies) for amounts substantially in excess of applicable policy limits. Any such event could have a material adverse effect on the Company.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000



NOTE  8  - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

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

Business Risks
--------------

The Company requires additional funds to commercialize its technologies and continue research and development efforts. Until the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology not yet completely developed, or that with respect to any technology that is fully developed it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

New Employment Agreement
------------------------

On May 3, 2000, the Company entered into a three-year employment agreement with its Chief Operating Officer, providing for an annual base salary of $160,000 and non-qualified stock options to purchase a total of 325,000 shares of common stock. Of the options granted, options on 25,000 shares vested immediately at $1.00 per share and on 100,000 shares will vest on each subsequent anniversary date at exercise prices of $2.50, $3.00 and $3.50, respectively. All stock options expire on May 2, 2010.

The Company recorded a total of $187,750 as unearned stock compensation during the six months ended June 30, 2000, representing the aggregate value of the common stock based on the market price at the date of the award. The unearned stock compensation is being amortized over the vesting periods. During the six months ended June 30, 2000, the Company recorded $10,431 of compensation expense related to such stock options.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000



NOTE  8  - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

New Consulting Agreements
-------------------------

The Company entered into a consulting agreement for marketing services to be provided for $14,000 per month, beginning May 1, 2000 and continuing until terminated by 120 days written notice.

On May 8, 2000, the Company entered into a consulting agreement for international product and service marketing and environmental law advice to be provided for one year at $5,000 per month.

New Technology Transfer Agreement
---------------------------------

On April 6, 2000, the Company entered into a one-year manufacturing and technology transfer agreement with a California corporation, providing for the transfer of certain EKOR technology and the manufacture of certain EKOR products. The agreement will continue automatically from year to year unless terminated in writing 30 days prior to the annual renewal anniversary.

NOTE  9 - SUBSEQUENT EVENTS

Pursuant to an agreement dated June 20, 2000 between the Company and ATI, the Company repurchased from ATI, for $1,350,000 cash, 500,000 of the shares of the Company's common stock that the Company had issued to ATI in November 1999. From the total consideration, the parties agreed that the Company would deduct the $350,000 that ATI owed to the Company on account of the sale by the Company to ATI of the TetraPak technology. The transaction closed on July 14, 2000, whereupon the Company recognized the $350,000 as revenue.

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

Until recently, we had been principally engaged in identifying, monitoring, reviewing and assessing technologies for their commercial applicability and potential, and in acquiring selected technologies by equity investment, purchase, assignment and licensing arrangements. Although we intend to continue identifying, monitoring, reviewing and assessing new technologies, our primary emphasis will be focused on commercializing our present technologies.

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

We have not been profitable since inception and may incur substantial operating losses over the next twelve months. For the period from inception to June 30, 2000, we incurred a cumulative net loss of approximately $36,162,687. We expect that we will generate losses until at least such time as we can commercialize our technologies, if ever. No assurance can be given that any of the our technologies can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, we are subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond our the control.

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2000 vs. the Six Months Ended June 30,1999
---------------------------------------------------------------------------

Other than $150,000 of revenues recognized in the fourth quarter of 1999, we have had no revenues since inception. Consulting expenses increased from $317,000 for the six months ended June 30, 1999 to $488,000 for the six months ended June 30, 2000. The increase in consulting expense resulted principally from an increase in non-cash compensation to consultants. Other general and administrative expenses increased from $392,000 for the six months ended June 30, 1999, to $1,477,000 for the six months ended June 30, 2000. The increase is attributable to the addition of salaried employees at our Washington, D.C. headquarters.

Research and development expenses increased from $294,000 for the six months ended June 30, 1999 to $1,418,000 for the six months ended June 30, 2000. During 2000, we acquired from Professor Oleg L. Figovsky, Ph.D., the remaining 49% of the net profits of three Technologies for $250,000 cash and 54,000 shares of common stock. Such consideration of $562,000 was charged to research and development expenses during the first quarter of 2000. Research and development expenditures for 2000 also included $895,000 related to our continuing investments in six Israeli technology companies and $326,000 for our Russian technologies.

The depreciation and amortization increased from $5,000 for the six months ended June 30, 1999 to $810,000 for the six months ended June 31, 2000. This was due to the amortization expense of $805,000 related to the November 1999 purchase of technology rights from ATI. Amortization expense related to this asset for the year 2000 is expected to approximate $1,600,000.

For the six months ended June 30, 1999 and 2000, we incurred operating losses of $1,868,000 and $5,297,000, respectively. The losses are principally due to expenses incurred in the acquisition and development of our technologies, consulting costs, general and administrative expenses, amortization expense and the lack of revenues.

Other expenses and income, consisting of interest expense, interest income and amortization of deferred and unearned finance costs, decreased from $634,000 for the six months ended June 30, 1999 to $128,000 for the six months ended June 30, 2000. Amortization of deferred and unearned financing costs decreased from $292,000 for the six months ended June 30, 1999 to $-0- for the six months ended June 31, 2000. The decrease in the amortization of deferred and unearned financing costs is attributable to unearned financing costs having been fully amortized during 1999.

If we begin to earn revenues in 2000, such revenues, if recognized, may be offset to a considerable extent by expenses incurred by us in our continuing efforts to commercialize, sell and market our technologies, as well as the amortization of intangible assets.

For the Three Months Ended June 30, 2000 vs. the Three Months Ended June 30,
1999:
--------------------------------------------------------------------------------

Consulting expenses increased from $204,000 for the three months ended June 30, 1999 to $299,000 for the three months ended June 30, 2000. The increase in consulting expense resulted principally from an increase in non-cash compensation to consultants. Other general and administrative expenses increased from $241,000 for the three months ended June 30, 1999, to $1,048,000 for the three months ended June 30, 2000. The increase is attributable to the addition of salaried employees at our Washington, D.C. headquarters.

Research and development expenses increased for the three months ended June 30, 1999 from $199,000 to $425,000, for the three months ended June 30, 2000. Investments in our six Israeli technology companies increased from $96,000 for the three months ended June 30, 1999 to $170,000 for the three months ended June 30, 2000.

The depreciation and amortization increased from $2,600 for the three months ended June 30, 1999 to $405,000 for the three months ended June 30, 2000. This was due to the amortization expense of $402,000 related to the November 1999 purchase of technology rights from ATI.

For the three months ended June 30, 1999 and 2000, we incurred operating losses of $1,216,000 and $2,487,000, respectively. The losses are principally due to expenses incurred in the acquisition and development of our technologies, consulting costs, general and administrative expenses, amortization expense and the lack of revenues.

Other expenses and income, consisting of interest expense and amortization of deferred and unearned finance costs, decreased from $334,280 for the three months ended June 30, 1999 to $36,469 for the three months ended June 30, 2000. Amortization of deferred and unearned financing costs decreased from $161,000 for the three months ended June 30, 1999 to $-0- for the three months ended June 30, 2000. The decrease in the amortization of deferred and unearned financing costs is attributable to unearned financing costs having been fully amortized during 1999.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of working capital from inception have been net proceeds of:

o        $842,000 from a limited offering of our common stock;
o $2,000,000 from a bridge financing completed in 1996 and subsequently repaid;
o        $3,000,000, $3,000,000 and $1,000,000 from private placements of 8%
         Convertible Debentures due November 2000, February 2001 and July 2001, respectively.
o $450,000 from a secured financing obtained in January 1999 and repaid in January 2000;
o $975,000 from a private offering of 3,900,000 shares of our common stock in the third quarter of 1999; and
o $3,000,000 from the issuance on December 31, 1999 of 1,882,353 shares and of warrants to buy an additional 200,000 shares of the Company's common stock to a single investor on December 31, 1999.
o $6,315,790 from the sale in March 2000 of 1,200,000 shares to such investor.
o $10,000,000 from the sale in April 2000 of 2,000,000 shares, and warrants to buy additional 500,000 shares, to such investor.
o In connection with the last three items, we paid a total of $965,790 in consulting fees.

The Debentures discussed above may be converted into shares of our common stock at beneficial conversion rates based on the timing of the conversion. During the three months ended March 31, 2000, a debenture holder converted the remaining balance of the July 1998 obligation of $900,000 and related accrued interest in exchange for 965,661 shares of our common stock. During 1999, a debenture holder exercised the conversion right under the November 27, 1997 and July 20, 1998 Convertible Debenture agreements and converted principal of $410,000 and accrued interest of $161,788 into 1,204,665 shares of our common stock. During 1998, a debenture holder exercised the conversion right under the November 27, 1997 Convertible Debenture agreement and converted principal of $30,000 and accrued interest of $2,194 into 100,002 shares of our common stock. Based on the bid price of our common stock at June 30, 2000, the debentures' principal currently outstanding could be converted into approximately 2.9 million shares of our common stock. In January 2000, we reached an agreement with the holders of the convertible debentures pursuant to which we paid all interest arrearages and the holders agreed to a $2.00 per share conversion price floor on the debentures that remain outstanding.

On January 6, 1999, our former Chairman and the majority convertible debt holder provided $450,000 of short-term financing to us, evidenced by a $50,000 and a $400,000 secured promissory notes, respectively. We repaid the $400,000 note on its due date from the proceeds of the December 31, 1999 $3,000,000 stock and warrant financing. In January 2000, our former Chairman converted his $50,000 note, plus accrued interest, into 200,000 shares of our common stock.

We have agreed in principle to fund the commercialization of certain technologies developed in the former Soviet Union by scientists and researchers at Kurchatov Institute (which is not related to ATI) and members of Euro-Asian Physical Society (EAPS). These scientists and researchers are providing the materials, facilities and personnel to complete the necessary work to commercialize such technologies.

We also have agreed in principle to provide funding in connection with our continuing investments in six Israeli technology companies. Total expenditures under these programs approximated $1,843,000 during the six months ended June 30, 2000. Our principal source of funding for these expenditures during the six months ended June 30, 2000 was the proceeds of private sales of our stock.

As part of the December 31, 1999 transaction, pursuant to which we issued 1,882,353 shares and a warrant to buy an additional 200,000 shares of our common stock for $3,000,000, the investor agreed to permit us to sell to it additional shares of common stock over time and subject to certain conditions for up to a total of $25,000,000, increased to $75,000,000 pursuant to an amendment dated June 29, 2000. As mentioned above, another 1,200,000 shares were issued to such investor in March 2000 for a further financing under this commitment of $6,315,790, and in April 2000 for a further financing under this commitment amounting to $10,000,000.

During the six months ended June 30, 2000, we repurchased 356,800 shares of our common stock in the open market for $1,405,623. Further, we repurchased 1,000,000 shares of our common stock held by CIS for $2,000,000.

As of June 30, 2000, we had working capital of $4,729,000 and stockholders' equity of $11,894,000, respectively.

The improvement since December 31, 1999 is attributable to the $15,499,970 of net proceeds from the sale of common stock during the six months ended June 30, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The registrant is not currently a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable.

         (b)      Not applicable.

         (c) On April 25, 2000, the registrant sold to Woodward LLC, a Cayman Islands investment fund, 2,000,000 shares of its common stock, $.00025 par value, together with a warrant to purchase further 500,000 such shares at an exercise price of $10 per share, for consideration consisting of $10,000,000 cash and other consideration. The investor subsequently agreed to pay for these shares additional consideration of $1,250,000 upon the effectiveness of the registration statement referred to in the next sentence. None of these shares were registered upon their issuance in reliance on Section 4(2) of the Securities Act of 1933 but are expected to be registered, together with other shares issued to this investor and other investors and shares issuable to this investor and other investors in the event of "repricing" of these shares or upon the exercise of warrants, in accordance with various registration rights agreements with this investor and such other investors, pursuant to a registration statement that the registrant presently intends to file a few days after this report. The proceeds of this issuance were used to effect the share repurchases described in the next paragraph, for general corporate purposes and for working capital.

         Since March 31, 2000, the registrant effected the following repurchases of shares of its common stock:

         o On May 3, 2000, the registrant repurchased for Peter Gulko d/b/a CIS Development Corp. 1,000,000 shares for $2,000,000 cash.

         o On June 7, 2000, the registrant repurchased from Phillips, Nizer, Benjamin, Krim & Ballon LLP, for $215,000 cash, 50,000 shares that the registrant had previously issued to that firm as collateral security for the payment of legal fees.

         o On July 14, 2000, the registrant repurchased 500,000 shares from Advanced Technology Industries, Inc. (formerly Kurchatov Research Holdings, Ltd.) for $1,350,000 cash.

         o Between March 31 and June 30, 2000, the registrant purchased in the market 306,800 shares for an aggregate consideration of $1,190,623.

         (d)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The registrant's shareholders held an annual meeting on June 13, 2000. At this meeting (or, in the case of the fourth item of business described below, at an adjourned meeting on June 20, 2000), the shareholders -

1. Elected the following persons as the directors of the registrant for the period to end at the 2001 annual meeting:

                              Randolph A. Graves, Jr.
                              Don V. Hahnfeldt
                              Leonid Khotin
                              Simon Nemzov
                              Chad A. Verdi

2. Ratified the selection of Tabb, Conigliaro & McGann, P.C. as the independent accountants to audit the registrant's financial statements for the year ending December 31, 2000.

3.       Approved the registrant's 1999 Incentive Stock Option Plan.

4. Approved the amendment of the registrant's Articles of Incorporation to increase its authorized capital stock from 50,000,000 shares of common stock, $.00025 par value and 1,000,000 shares of blank check preferred stock, $.01 per value, to 100,000,000 shares of such common stock and 5,000,000 shares of such preferred stock.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The Exhibits listed in the attached Exhibit Index are filed herewith or incorporated herein by reference, as indicated in therein.

         (b) Reports on Form 8-K. None filed during the quarter being reported on.


            [The rest of this page has been left blank intentionally]

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2000                         EUROTECH, LTD.,



                                        By /s/ Don V. Hahnfeldt
                                           -------------------------------------
                                           Don V.  Hahnfeldt
                                           President and Chief Executive Officer


                                            /s/ Jon W. Dowie
                                            ---------------------------------
                                            Jon W. Dowie
                                            Chief Financial Officer


                                 EUROTECH, LTD.
                                  EXHIBIT INDEX

                                                                                  Location
Exhibit No.                       Description                                     Reference
-----------                       -----------                                     ---------
3.1.1          Articles of Incorporation of Eurotech, Ltd. and amendment thereto      1

3.1.2          Articles of Amendment adopted June 20, 2000 and corresponding
               Certificate of Amendment dated June 21, 2000                           *

3.2.1          Bylaws of Eurotech Ltd.                                                1

3.2.2          Amendment to Bylaws adopted February 23, 2000 to fix the number
               of directors at 5.                                                     9

4.1            Form of Common Stock certificate                                       1

10.1.1         License Agreement dated September 6, 1996 between Euro-Asian
               Physical Society and ERBC Holding, Ltd.                                1

10.1.2         Sub-License Agreement dated September 16, 1996 between ERBC
               Holding, Ltd. and Eurotech, Ltd.                                       1

10.1.3         Agreement dated January 28, 1997 between Eurotech, Ltd. and
               Kurchatov Research Holdings, Ltd.                                      1

10.1.4         Memorandum of Intent among Chernobyl Nuclear Power Plant, I. V.
               Kurchatov Institute, Ukrstroj and Eurotech, Ltd.                       1

10.1.5         Agreement dated December 6, 1996 between Ukrstoj and Chernobyl
               Nuclear Power Plant                                                    1

10.1.6         Agreement dated December 11, 1996 among Ukrstroj, Eurotech, Ltd.
               and Euro-Asian Physical Society                                        1

10.2.1         Technology Purchase Agreement between Eurotech, Ltd. and Oleg L.
               Figovsky                                                               2

10.2.2         Technology Purchase Agreement between Eurotech, Ltd. and Oleg L.
               Figovsky                                                               2

10.2.3         Technology Purchase Agreement between the Company and Oleg L.
               Figovsky                                                               2

10.2.4         Agreement dated February 27, 2000 between Eurotech, Ltd. and Oleg
               L. Figovsky (acquisition of the rights to 49% of net profits)          8

10.3           Preliminary EKOR (Component A)/Block Copolymer manufacturing
               licensing agreement between Eurotech, Ltd. and NuSil Technology        9

10.4           Agency Contract dated May 19, 2000 between Eurotech, Ltd. and
               McPhee Environmental Supply                                            *

10.5.1         Share Purchase Agreement dated June 29, 2000 between Zohar
               Gendler and Europtech, Ltd. (Rademate Ltd.)                            *

10.5.2         Share Purchase Agreement dated June 29, 2000 between Technion
               Entrepreneurial Incubator Co., Ltd. and Eurotech, Ltd. (Rademate
               Ltd.)                                                                  *

10.5.3         Share purchase agreement date July 23, 2000 between Sorbtech Ltd.
               and Eurotech, Ltd.                                                     *

10.5.4         Investment Agreement entered into in May, 2000 between Amsil,
               Ltd. and Eurotech, Ltd.                                                *

10.6.1         Form of Agreement among Eurotech, Ltd., V. Rosenband and C.
               Sokolinsky, and Ofek Le-Oleh Foundation                                2

10.6.2         Equity Sharing Agreement between the Company, V. Rosenband and C.
               Sokolinsky                                                             2

10.6.3         Voting Agreement among Eurotech, Ltd., V. Rosenband and C.
               Sokolinsky                                                             2

10.7.1         Investment Agreement between Eurotech, Ltd. and Chemonol, Ltd.         2

10.7.2         Equity Sharing Agreement between the Company and Leonid
               Shapovalov                                                             2

10.7.3         Voting Agreement between Eurotech, Ltd. and Leonid Shapovalov          2

10.8.1         Agreement between Eurotech, Ltd. and Separator, Ltd.                   2

10.8.2         Equity Sharing Agreement between Eurotech, Ltd. and Efim Broide        2

10.8.3         Voting Agreement between Eurotech, Ltd. and Efim Broide                2

10.9.1         Form of Agreement among Eurotech, Ltd., Ofek Le-Oleh Foundation
               and Y. Kopit                                                           2

10.9.2         Equity Sharing Agreement among Eurotech, Ltd., Y. Kopit and V.
               Rosenband                                                              2

10.9.3         Voting Agreement among Eurotech, Ltd., Y. Kopit and V. Rosenband       2

10.10          Form of License Agreement between the Company and ERBC Holdings,
               Ltd.                                                                   2

10.11.1        Cooperation Agreement between Eurotech, Ltd. and
               Forschungszentrum Julich GmbH                                          2

10.11.2        Agreement among Eurotech, Ltd., Forschungszentrum Julich and two
               other entities for the testing of EKOR in Germany                      7

10.12.1        Convertible Debenture Purchase Agreement among Eurotech, Ltd.,
               JNC Opportunity Fund, Ltd. and Diversified Strategies Fund, L.P.       2

10.12.2        Escrow Agreement among Eurotech, Ltd., JNC Opportunity Fund, Ltd.
               and Diversified Strategies Fund, L.P. and Robinson, Silverman,
               Pearce, Aronsohn & Berman, LLP                                         2

10.12.3        Registration rights Agreement among Eurotech, Ltd., JNC
               Opportunity Fund, Ltd. and Diversified Strategies Fund, L.P.           2

10.12.4        Form of 8% Convertible Debenture Due November 27, 2000 issued by
               Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                           2

10.12.5        Form of 8% Convertible Debenture Due November 27, 2000 issued by
               Eurotech, Ltd. to Diversified Strategies Fund, L.P.                    2

10.12.6        Warrant No. 1 issued by Eurotech, Ltd. to JNC Opportunity Fund,
               Ltd.                                                                   2

10.12.7        Warrant No. 2 issued by Eurotech, Ltd. to Diversified Strategies
               Fund, L.P.                                                             2

10.12.8        Warrant No. 3 issued by Eurotech, Ltd. to Diversified Strategies
               Fund, L.P.                                                             2

10.13.1        Convertible Debenture Purchase Agreement between Eurotech, Ltd.
               and JNC Opportunity Fund, Ltd.                                         2

10.13.2        Escrow Agreement among Eurotech, Ltd., JNC Opportunity Fund, Ltd.
               and Robinson, Silverman, Pearce, Aronsohn and Berman, LLP              2

10.13.3        Registration Rights Agreement between Eurotech, Ltd. and JNC
               Opportunity Fund Ltd.                                                  2

10.13.4        Form of 8% Convertible Debenture Due February 23, 2001 issued by
               Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                           2

10.13.5        Warrant No. 3 issued by Eurotech, Ltd. to JNC Opportunity Fund
               Ltd.                                                                   2

10.14.1        Debenture Purchase Agreement between Eurotech, Ltd and JNC
               Strategic Fund Ltd.                                                    2

10.14.2        Form of 8% Convertible Debenture No.1 Due July 20, 2001 issued by
               Eurotech, Ltd. to JNC Strategic Fund Ltd.                              3

10.14.3        Form of 8% Convertible Debenture No.2 Due February 23, 2001
               issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                 3

10.14.4        Warrant No. 4 issued by Eurotech, ltd. to JNC Strategic Fund Ltd.      3

10.14.5        Registration Rights Agreement issued by Eurotech, Ltd. to JNC
               Strategic Fund Ltd.                                                    3

10.14.6        Amended and Revised 8% Convertible Debenture No.1 Due February
               23, 2001 issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.        3

10.14.7        Amended and Revised 8% Convertible Debenture No.2 Due July 20,
               2001 issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.               3

10.14.8        Amended and Revised 8% Convertible Debenture No.13 Due November
               27, 2000 issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.        3

10.14.9        Amended and Revised 8% Convertible Debenture No.14 due November
               27, 2000 issued by Eurotech, Ltd. to Diversified Strategies Fund,
               L.P.                                                                   3

10.14.10       Agreement dated February 25, 2000 regarding conversion price           3

10.15.1        Agreement between Eurotech, Ltd. and David Wilkes                      3

10.15.2        Secured Promissory Note issued by Eurotech, Ltd. to JNC Strategic
               Fund Ltd.                                                              3

10.15.3        Secured Promissory Note issued by Eurotech, Ltd. to David Wilkes       3

10.15.4        Secured Promissory Note issued by Eurotech, Ltd. to David Wilkes       3

10.15.5        Escrow Agreement among the Company, JNC Strategic Fund Ltd. and
               Encore Capital Management, L.L.C.                                      3

10.15.6        Security Agreement by Eurotech, Ltd. in favor of JNC Strategic
               Fund Ltd. and David Wilkes                                             3

10.15.7        Warrant issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.            3

10.15.8        Warrant issued by the Company to David Wilkes                          4

10.15.9        Form of 8% Convertible Debenture Due Three Years from Original
               Issue Date issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.         4

10.15.10       Employment Agreement between Eurotech, Ltd. and Frank Fawcett          4

10.15.10       Disengagement Agreement between Eurotech, Ltd. and Frank Fawcett       7

10.16.1        Employment Agreement between Eurotech, Ltd. and Don V. Hahnfeldt       4

10.16.2        Revised employment agreement between Eurotech, Ltd. and Don V.
               Hahnfeldt                                                              7

10.17          Agreement dated September 9, 1999 between Eurotech, Ltd. and
               Peter Gulko (acquisition of KRHL shares)                               5

10.18.1        Agreement dated as of November 30, 1999 between Eurotech, Ltd.
               and Kurchatov Research Holdings, Ltd.                                  7

10.18.2        Agreement dated June 20, 2000 between Eurotech, Ltd. and Advanced
               Technology Industries, Inc. (formerly Kurchatov Research
               Holdings, Ltd.)                                                        *

10.19          Agreement dated as of December 15, 1999 between Eurotech, Ltd.
               and Spinneret Financial Systems, Inc.                                  7

10.20.1        Common Stock Purchase Agreement dated December 31, 1999 between 1
               Eurotech, Ltd. and Woodward LLC                                        7

10.20.2        Warrant issued by Eurotech, Ltd. to Woodward LLC on December 31,
               1999                                                                   7

10.20.3        Registration Rights Agreement dated December 31, 1999 between
               Eurotech, 1 Ltd. and Woodward LLC                                      7

10.20.4        Commitment Agreement ($22,000,000) between Eurotech, Ltd. and
               Woodward LLC                                                           7

10.20.5        Escrow Agreement dated December 31, 1999 among Eurotech, Ltd.,
               Woodward LLC and Krieger & Prager                                      7

10.20.6        Common Stock Purchase Agreement dated as of March 1, 2000 between
               Eurotech, Ltd. and Woodward LLC                                        9

10.20.7        Common Stock Purchase Agreement dated as of April 24, 2000
               between Eurotech, Ltd. and Woodward LLC                                *

10.20.8        Registration Rights Agreement dated as of April 24, 2000 between
               Eurotech, Ltd. and Woodward LLC                                        *

10.20.9        Warrant issued by Eurotech, Ltd. to Woodward LLC on June 22, 2000      *

10.20.10       Amendment Agreement dated June 29, 2000 between Eurotech, Ltd.
               and Woodward LLC, amending April 24, 2000 Common Stock Purchase
               Agreement and Registration Rights Agreement and December 31, 2000
               Commitment Agreement                                                   *

10.21          Technology Acquisition and Development Agreement related to
               Cypto.Com, Inc.                                                        9

23.1           Consent of Tabb, Conigliaro & McGann, P.C.                             8

27             Financial data schedule                                                *



(for Legend, see next page)

Legend:
------

*        Filed as an Exhibit to the current filing

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

6 Incorporated by reference to such Exhibit filed with our current report on Form 8-K as of November 30, 1999, on file with the Commission

7 Incorporated by reference to such Exhibit filed with Post-Effective Amendment No. 2 to our registration statement on Form S-1, File No. 333-26673, on file with the Commission

8 Incorporated by reference to such Exhibit filed with our annual report on Form 10-K for the year ended December 31, 1999, on file with the Commission

9 Incorporated by reference to such Exhibit filed with our quarterly report of Form 10-Q for the quarter ended March 31, 2000, on file with the Commission