Form 10-Q
period 2000-09-30
EUROTECH LTD
filed 2000-11-14
CIK 1033030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from.....................to......................

                          COMMISSION FILE NO. 000-22129

                                 Eurotech, Ltd.
                                 --------------
              (Exact name of registrant as specified in it charter)

District of Columbia                                              33-0662435
--------------------                                              ----------
(State or other jurisdiction of                                I.R.S. Employer
incorporation or organization)                               Identification No.)
                                10306 Eaton Place
                                    Suite 220
                                Fairfax, VA 22030
                                -----------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:              (703) 352-4399

          Eurotech, Ltd., 1216 16th Street, N.W. , Washington, DC 20036
          -------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.       Yes  [X]       No   [ ]

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's shares of common stock, as of the latest practicable date. 45,117,565 SHARES COMMON STOCK, $.00025 PAR VALUE, AS OF OCTOBER 31, 2000

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                               INDEX TO FORM 10-Q

                               SEPTEMBER 30, 2000



                                                                       Page Nos.
                                                                       ---------
PART I - FINANCIAL INFORMATION:

     CONSOLIDATED BALANCE SHEETS                                          1-2
       At December 31, 1999 and September 30, 2000

     CONSOLIDATED STATEMENTS OF OPERATIONS                                3-4
       For the Nine Months Ended September 30, 1999 and 2000
       For the Three Months Ended September 30, 1999 and 2000
       For the Period from Inception (May 26, 1995) to
         September 30, 2000

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                      5-17
       For the Period from Inception (May 26, 1995) to
         December 31, 1999
       For the Nine Months Ended September 30, 2000

     CONSOLIDATED STATEMENTS OF CASH FLOWS                                 18
       For the Nine Months Ended September 30, 1999
       For the Nine Months Ended September 30, 2000
       For the Period from Inception (May 26, 1995) to
         September 30, 2000

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          19-28


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION


                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                         ASSETS
                                         ------

                                                    At December 31,  At September 30,
                                                         1999             2000
                                                      ------------    ------------
                                                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                           $ 3,547,011     $ 4,361,534
  Prepaid and other current assets                            200         156,438
                                                      ------------    ------------

     TOTAL CURRENT ASSETS                               3,547,211       4,517,972


PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  - net of accumulated depreciation of $25,211
  at September 30, 2000                                    24,750         114,336


OTHER ASSETS:
  Technology rights - net of accumulated
    amortization of $1,341,281 at September
    30, 2000                                            7,913,559       6,706,406
  Patent costs - net of accumulated
    amortization of $6,543 at September 30,
    2000                                                   24,573          23,258
  Other assets                                              9,751         236,790
                                                      ------------    ------------
     TOTAL ASSETS                                     $11,519,844     $11,598,762
                                                      ============    ============




See notes to consolidated financial statements.


                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     At December 31,  At September 30,
                                                          1999              2000
                                                     -------------     -------------
                                                                       (Unaudited)
CURRENT LIABILITIES:
  Notes payable                                       $   450,000      $          -
  Accounts payable and accrued liabilities              3,139,204           705,146
  Deferred revenue                                        225,000           225,000
  Current portion of convertible debentures             2,660,000         3,500,000
                                                     -------------     -------------
     TOTAL CURRENT LIABILITIES                          6,474,204         4,430,146
                                                     -------------     -------------
CONVERTIBLE DEBENTURES                                  3,900,000                 -
                                                     -------------     -------------
     TOTAL LIABILITIES                                 10,374,204         4,430,146
                                                     -------------     -------------

COMMITMENTS AND OTHER MATTERS (Notes 3, 4, 5,
  6, 7 and 8)


STOCKHOLDERS' EQUITY:
  Preferred stock - $0.01 par value; 1,000,000
    and 5,000,000 shares authorized at
    December 31, 1999 and September 30, 2000,
    respectively, -0- shares issued and
    outstanding                                                 -                 -
  Common stock - $0.00025 par value; 50,000,000
    and 100,000,000 shares authorized at
    December 31, 1999 and September 30, 2000,
    respectively; 39,399,343 shares issued and
    outstanding at December 31, 1999 and
    47,729,657 shares issued and 44,197,507
    outstanding at September 30, 2000                       9,850            11,932
  Additional paid-in capital                           31,873,696        54,010,177
  Unearned compensation                                         -          (161,673)
  Deficit accumulated during the development
    stage                                             (30,737,906)      (38,213,751)
  Treasury stock, at cost;  -0- shares at
    December 31, 1999; 3,532,150 shares at
    September 30, 2000                                          -        (8,478,069)
                                                     -------------     -------------
     TOTAL STOCKHOLDERS' EQUITY                         1,145,640         7,168,616
                                                     -------------     -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 11,519,844      $ 11,598,762
                                                     =============     =============


See notes to consolidated financial statements.


                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                          For the Period
                                          For the Nine Months Ended       from Inception
                                                 September 30,            (May 26, 1995)
                                        ------------------------------    to September 30,
                                             1999             2000            2000
                                        -------------    -------------    -------------
REVENUES                                $          -     $    350,000     $    500,000
                                        -------------    -------------    -------------
OPERATING EXPENSES:
  Research and development                   690,190        2,911,722        7,440,857
  Depreciation and amortization                7,695        1,216,236        1,374,592
  Consulting fees                            403,233          682,787        2,551,404
  Compensatory element of stock
    issuances pursuant to consulting
    and other agreements                   1,267,828          782,820        4,566,727
  Other general and administrative
    expenses                                 836,041        2,118,218        7,478,055
                                        -------------    -------------    -------------
    TOTAL OPERATING EXPENSES               3,204,987        7,711,783       23,411,635
                                        -------------    -------------    -------------
OPERATING LOSS                            (3,204,987)      (7,361,783)     (22,911,635)
                                        -------------    -------------    -------------
OTHER EXPENSES/(INCOME):
  Interest expense                           522,760          324,492        1,779,649
  Interest income                                  -         (210,430)        (210,430)
  Amortization of deferred and
   unearned financing costs                  292,413                -       13,276,619
  Litigation settlement                            -                -          456,278
                                        -------------    -------------    -------------
    TOTAL OTHER EXPENSES                     815,173          114,062       15,302,116
                                        -------------    -------------    -------------
NET LOSS                                $ (4,020,160)    $ (7,475,845)    $(38,213,751)
                                        =============    =============    =============

BASIC AND DILUTED LOSS PER COMMON
  SHARE                                 $       (.36)    $       (.17)
                                        =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                       19,288,291       44,069,639
                                        =============    =============




See notes to consolidated financial statements.


                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   For the Three Months Ended
                                                          September 30,
                                                 -------------------------------
                                                     1999              2000
                                                 -------------     -------------
REVENUES                                         $          -      $    350,000
                                                 -------------     -------------
OPERATING EXPENSES:
  Research and development                            197,041         1,068,842
  Depreciation and amortization                         2,567           406,493
  Consulting fees                                      85,747           194,345
  Compensatory element of stock
    issuances pursuant to consulting
    and other agreements                              607,740           104,052
  Other general and administrative
    expenses                                          443,617           641,533
                                                 -------------     -------------
    TOTAL OPERATING EXPENSES                        1,336,712         2,415,265
                                                 -------------     -------------
OPERATING LOSS                                     (1,336,712)       (2,065,265)
                                                 -------------     -------------
OTHER EXPENSES/(INCOME):
  Interest expense                                    181,653           127,382
  Interest income                                           -          (141,583)
  Amortization of deferred and unearned
    financing costs                                         -                 -
  Litigation settlement                                     -                 -
                                                 -------------     -------------
    TOTAL OTHER EXPENSES/(INCOME)                     181,653           (14,201)
                                                 -------------     -------------
NET LOSS                                         $ (1,518,365)     $ (2,051,064)
                                                 =============     =============

BASIC AND DILUTED LOSS PER COMMON SHARE          $       (.06)     $       (.04)
                                                 =============     =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                      25,755,399        44,903,018
                                                 =============     =============



See notes to consolidated financial statements.



                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000

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

See notes to consolidated financial statements.
                                       5

                                        EUROTECH, LTD. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                     Common Stock            Additional
                                                   Date of    --------------------------       Paid-in
                                                 Transaction     Shares        Amount          Capital
                                                 -----------  -----------   ------------     -----------
                                                                  (1)
Year Ended December 31, 1996:
----------------------------

Balance - December 31, 1995                                    9,500,800    $     2,375      $  557,227

Issuance of stock ($0.25 per share)                 Various    1,278,000            320         319,180
Exercise of stock options                          01/18/96      600,000            150               -
Issuance of stock for consulting fees
  ($0.34375 per share)                             03/22/96      160,000             40          54,960
Issuance of stock for consulting fees
  ($0.0625 per share)                              05/15/96    2,628,000            657         163,593
Issuance of stock for consulting fees
  ($0.590625 per share)                            06/19/96    1,500,000            375         885,563
Issuance of stock for consulting fees
  ($1.82 per share)                                11/12/96       57,036             14         104,275
Issuance of stock pursuant to bridge
  financing ($1.81325 per share)                      12/96    1,500,000            375       2,719,500
Amortization of unearned financing costs                               -              -               -
Repayment by stockholders                                              -              -               -
Net loss                                                               -              -               -
                                                              -----------   ------------     -----------
Balance - December 31, 1996                                   17,223,836    $     4,306      $4,804,298
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

See notes to consolidated financial statements.


                                        EUROTECH, LTD. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000

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


See notes to consolidated financial statements.


                                        EUROTECH, LTD. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000


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
                                                        =============    =============   ============


See notes to consolidated financial statements.


                                        EUROTECH, LTD. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000

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

See notes to consolidated financial statements.


                                        EUROTECH, LTD. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000


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
                                                        =============    =============   ============


See notes to consolidated financial statements.


                                        EUROTECH, LTD. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000

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

See notes to consolidated financial statements.


                                        EUROTECH, LTD. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000

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

See notes to consolidated financial statements.


                                         EUROTECH, LTD. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000

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


See notes to consolidated financial statements.


                                        EUROTECH, LTD. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000

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
                                                        =============    =============   ============

See notes to consolidated financial statements.


                                        EUROTECH, LTD. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                     Common Stock
                                                  Date of    ---------------------------
                                                Transaction     Shares        Amount
                                                -----------  ------------   ------------
                                                                  (1)
Nine Months Ended September 30, 2000
------------------------------------

Balance - December 31, 1999                                   39,399,343    $     9,850

Issuance of stock for consulting fees
 ($4.99 per share)                                   03/00        73,880             18
Issuance of stock for conversion of note
  payable and related interest
 ($0.28 per share)                                   01/00       200,000             50
Issuance of stock for interest on convertible
 debentures ($1.56 per share)                        01/00       289,655             74
Issuance of stock for exercise of warrants
 ($2.00 per share)                                   02/00        60,000             15
Issuance of stock for exercise of warrants
 ($1.06 per share)                                   02/00       125,000             31
Issuance of stock ($5.00 per share)                  02/00     1,200,000            300
Stock issued in connection with acquired
 technology                                          03/00        54,000             13
Issuance of stock and warrants to settle
 penalties of convertible debentures
 ($2.00 per share)                                   03/00       300,000             75
Issuance of stock for conversion of
  debentures and interest ($1.06 per share)          03/00       965,661            242
Issuance of stock for exercise of warrants
 ($1.50 per share)                                   03/00       100,000             24
Issuance of stock for consulting fees
 ($3.93 per share)                                   06/00        24,278              6
Issuance of stock on exercise of warrants
 ($1.00 per share)                                   05/00        35,000              9
Issuance of stock ($5.00 per share)                  04/00     2,000,000            500
Value assigned to options to purchase 325,000
 shares issued to employee as additional
 compensation                                        05/00             -              -
Value assigned to warrants issued to employees       05/00             -              -
Accrual of shares under reset provisions             06/00     2,000,000            500
Shares repurchased                                05/00; 06/00         -              -
Issuance of stock on conversion of debentures
  and interest ($2.75 per share)                     08/00       827,412            207
Exercise of stock options                            08/00        50,000             13
Issuance of stock for consulting fees
  ($3.50 per share)                                  09/00        25,428              5
Amortization of unearned compensation                                  -              -
Net loss                                                               -              -
                                                             ------------   ------------
Balance - September 30, 2000                                  47,729,657    $    11,932
                                                             ============   ============


     (1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.




See notes to consolidated financial statements.


                                          EUROTECH, LTD. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)
                         FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                                   AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                         Treasury Stock              Additional
                                                  ------------------------------       Paid-in         Unearned
                                                      Shares          Amount           Capital       Compensation
                                                  -------------    -------------    -------------    -------------
Nine Months Ended September 30, 2000
------------------------------------

Balance - December 31, 1999                                  -     $          -     $ 31,873,696     $          -

Issuance of stock for consulting fees
  ($4.99 per share)                                          -                -          368,727                -
Issuance of stock in payment of note
  payable and related interest
  ($0.28 per share)                                          -                -           56,343                -
Issuance of stock for interest on convertible
  debentures ($1.56 per share)                               -                -          451,064                -
Issuance of stock on exercise of warrants
  ($2.00 per share)                                          -                -          119,985                -
Issuance of stock on exercise of warrants
  ($1.06 per share)                                          -                -          132,469                -
Issuance of stock ($5.00 per share)                          -                -        5,999,700                -
Stock issued in connection with acquired
  technology                                                 -                -          311,837                -
Issuance of stock and warrants to settle
  penalties of convertible debentures
  ($2.00 per share)                                          -                -        1,119,925                -
Issuance of stock on conversion of
  debentures and interest ($1.06 per share)                  -                -        1,023,358                -
Issuance of stock on exercise of warrants
  ($1.50 per share)                                          -                -          149,976                -
Issuance of stock for consulting fees
  ($3.93 per share)                                          -                -           94,869                -
Issuance of stock on exercise of warrants
  ($1.00 per share)                                          -                -           34,991                -
Issuance of stock ($5.00 per share)                          -                -        9,499,470                -
Value assigned to options to purchase 325,000
  shares issued to employee as additional
  compensation                                               -                -          187,750         (187,750)
Value assigned to warrants issued to employees               -                -          204,718                -
Accrual of shares under reset provisions                     -                -             (500)               -
Shares repurchased                                  (3,532,150)      (8,478,069)               -                -
Issuance of stock on conversion of debentures
  and interest ($2.75 per share)                             -                -        2,276,913                -
Exercise of stock options                                    -                -           16,487                -
Issuance of stock for consulting fees
  ($3.50 per share)                                          -                -           88,399                -
Amortization of unearned compensation                        -                -                -           26,077
Net loss                                                     -                -                -                -
                                                  -------------    -------------    -------------    -------------
Balance - September 30, 2000                        (3,532,150)    $ (8,478,069)    $ 54,010,177     $   (161,673)
                                                  =============    =============    =============    =============



See notes to consolidated financial statements.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 1999
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                    Deficit
                                                  Accumulated
                                                   During the
                                                  Development
                                                      Stage            Total
                                                  -------------    -------------
Nine Months Ended September 30, 2000
------------------------------------

Balance - December 31, 1999                       $(30,737,906)    $  1,145,640

Issuance of stock for consulting fees
  ($4.99 per share)                                          -          368,745
Issuance of stock in payment of note
  payable and related interest
  ($0.28 per share)                                          -           56,393
Issuance of stock for interest on convertible
  debentures ($1.56 per share)                               -          451,138
Issuance of stock on exercise of warrants
  ($2.00 per share)                                          -          120,000
Issuance of stock on exercise of warrants
  ($1.06 per share)                                          -          132,500
Issuance of stock ($5.00 per share)                          -        6,000,000
Stock issued in connection with acquired
  technology                                                 -          311,850
Issuance of stock and warrants to settle
  penalties of convertible debentures
  ($2.00 per share)                                          -        1,120,000
Issuance of stock on conversion of
  debentures and interest ($1.06 per share)                  -        1,023,600
Issuance of stock on exercise of warrants
  ($1.50 per share)                                          -          150,000
Issuance of stock for consulting fees
  ($3.93 per share)                                          -           94,875
Issuance of stock on exercise of warrants
  ($1.00 per share)                                          -           35,000
Issuance of stock ($5.00 per share)                          -        9,499,970
Value assigned to options to purchase 325,000
  shares issued to employee as additional
  compensation                                               -                -
Value assigned to warrants issued to
  employees                                                  -          204,718
Accrual of shares under reset provisions                     -                -
Shares repurchased                                           -       (8,478,069)
Issuance of stock on conversion of debentures
  and interest ($2.75 per share)                             -        2,277,120
Exercise of stock options                                    -           16,500
Issuance of stock for consulting fees
  ($3.50 per share)                                          -           88,404
Amortization of unearned compensation                        -           26,077
Net loss                                            (7,475,845)      (7,475,845)
                                                  -------------    -------------
Balance - September 30, 2000                      $(38,213,751)    $  7,168,616
                                                  =============    =============


See notes to consolidated financial statements.


                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the Nine Months Ended      For the Period
                                                                 September 30,            from Inception
                                                         ------------------------------  (May 26, 1995) to
                                                             1999             2000       September 30, 2000
                                                         -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $ (4,020,160)    $ (7,475,845)    $(38,213,751)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                             7,695        1,216,236        1,374,592
      Amortization of deferred and unearned financing
        costs                                                 292,413                -       13,276,619
      Stock issued for license                                      -                -           37,500
      Issuance of stock for acquisition of technology               -          311,850          311,850
      Compensatory element of stock issuances               1,331,575          782,820        4,566,727
      Modification of warrants issued                               -                -          123,500
      Issuance of stock in settlement of litigation                 -                -          456,278

      Cash provided by (used in) the change in assets
        and liabilities:
           Increase in prepaid expenses and other
             current assets                                         -         (156,238)        (156,438)
           Increase in other assets                            (2,200)        (227,039)        (236,790)
           Increase (decrease) in accrued liabilities       1,125,719         (615,808)       2,331,348
           Increase in deferred revenue                       150,000                -          225,000
                                                         -------------    -------------    -------------
      NET CASH USED IN OPERATING ACTIVITIES                (1,114,958)      (6,164,024)     (15,903,565)
                                                         -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Organization and patent costs                                     -                -          (31,358)
  Capital expenditures                                              -          (97,354)        (139,546)
                                                         -------------    -------------    -------------
      NET CASH USED IN INVESTING ACTIVITIES                         -          (97,354)        (170,904)
                                                         -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                           -           16,500           16,650
  Net proceeds from issuance of common stock                  975,000       15,499,970       21,684,072
  Proceeds from exercise of warrants                                -          437,500          764,500
  Repayment by stockholders                                         -                -            3,000
  Proceeds from convertible debentures                              -                -        7,000,000
  Proceeds from notes payable                                 450,000                -          450,000
  Repayment of notes payable                                        -         (400,000)        (400,000)
  Proceeds from bridge notes                                        -                -        2,000,000
  Repayments of bridge notes                                        -                -       (2,000,000)
  Borrowings from stockholders                                      -                -          561,140
  Repayment to stockholders                                         -                -         (561,140)
  Deferred financing costs                                          -                -         (604,150)
  Purchase of treasury stock                                        -       (8,478,069)      (8,478,069)
                                                         -------------    -------------    -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES              1,425,000        7,075,901       20,436,003
                                                         -------------    -------------    -------------
(DECREASE) INCREASE IN CASH                                   310,042          814,523        4,361,534

CASH - BEGINNING                                                1,940        3,547,011                -
                                                         -------------    -------------    -------------
CASH - ENDING                                            $    311,982     $  4,361,534     $  4,361,534
                                                         =============    =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
  Cash paid during the period for:
    Interest                                             $        526     $    508,247     $    824,691
                                                         =============    =============    =============
    Income taxes                                               $    -          $     -          $     -
                                                         =============    =============    =============
    Interest converted to common stock                   $     31,276     $    691,857     $    723,133
                                                         =============    =============    =============

See notes to consolidated financial statements.

                                                        18

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000



NOTE  1 -  BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ( the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to state fairly the financial position and results of operations as of and for the periods indicated. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the consolidated financial statements, in conformity with general accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of Eurotech, Ltd. and its majority and wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE  2 - BUSINESS

Eurotech, Ltd. (the "Company") was incorporated under the laws of the District of Columbia on May 26, 1995. The Company is a development stage technology transfer, holding, marketing and management company formed to commercialize new or existing but previously unrecognized technologies. The Company's current emphasis is on technologies developed by prominent research institutes and individual researchers primarily in the former Soviet Union and Israel. Since the Company's formation we have acquired selected technologies through equity investments, assignments and licensing arrangements. To date, the Company has not generated any significant revenues from operations.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000



NOTE  3 -  TECHNOLOGY INTERESTS ACQUIRED AND SOLD

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

         The total consideration provided to ATI for the acquired technology interest in EKOR totalled $8,047,688 and is being amortized over a 5-year period commencing November 30, 1999. Amortization expense related to this intangible asset was $134,128 for the period ended December 31, 1999 and $1,207,153 for the nine months ended September 30, 2000.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000



NOTE 3 - TECHNOLOGY INTERESTS ACQUIRED AND SOLD(Continued)

b) During the nine months ended September 30, 2000, the Company made additional investments, aggregating $1,270,000, in six Israeli technology companies in return for increased ownership interests.

         The additional investments of $1,270,000 were charged to research and development expenses during the nine months ended September 30, 2000, which reduced the Company's carrying value of its investments in these companies to zero.

c) During February 2000, the Company entered into a technology acquisition agreement with a developer. The Company will form and fund a corporation for the purpose of this agreement named Crypto.Com, Inc. The Company agreed to pay the developer a salary of $6,000 per month for a period of one year.

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

e) During 1999, the Company entered into an agreement to sell its sub-licensing rights to the re-sealable container technology to ATI for $500,000. The Company received a deposit on such sale of $150,000 during 1999. During the quarter ended September 30, 2000, the Company received the balance of $350,000, which was recognized as revenues during the quarter ended September 30, 2000.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000



NOTE  4 - 8% CONVERTIBLE DEBENTURES

Convertible debentures consist of the following:


                                               At December 31,  At September 30,
                                                      1999            2000
                                                  ----------      ----------
November 27, 1997 8% Convertible
  Debentures (Due November 27, 2000)              $2,660,000      $  500,000

February 23, 1998 8% Convertible
  Debentures (Due February 23, 2001)               3,000,000       3,000,000

July 20, 1998 8% Convertible Debenture               900,000               -
                                                  ----------      ----------
       Total                                       6,560,000       3,500,000

Less: Current maturities                           2,660,000       3,500,000
                                                  ----------      ----------
        Long-term portion                         $3,900,000      $        -
                                                  ==========      ==========

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

During the three months ended September 30, 2000, the obligation under the Convertible Debenture dated November 1997 of $1,260,000, plus accrued interest of $117,120, was satisfied by the issuance of 827,412 shares of common stock.

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000



NOTE  5 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:


                                             At December 31,    At September 30,
                                                  1999                2000
                                             --------------     ---------------
Interest                                       $1,087,490          $  209,213

Penalties related to
  registration rights                           1,120,000                   -

Professional fees                                 471,119              59,026

Consulting fees                                   272,894             384,876

Other                                             187,701              52,031
                                               ----------          ----------

                                               $3,139,204          $  705,146
                                               ==========          ==========

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000



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

Common Stock Financing
----------------------

On December 31, 1999, the Company completed the sale to Woodward LLC, an institutional investor, of 1,882,353 shares of its common stock and a warrant to purchase 200,000 of its common stock, resulting in net proceeds to the Company of $2,832,000. Pursuant to the terms of the sale, the Company could have been compelled to issue to the investor additional shares of common stock based on certain average closing prices of its common stock over the four-month period following December 31, 1999. No additional common shares were required to be issued under this agreement

In addition, another agreement was entered into with the same investor, under which the Company, at its option, could sell to the investor up to $22 million value of its common shares. The shares must be registered and the agreement is subject to monthly limits of $4,000,000, and various other limitations and restrictions. The purchase price of the common stock for each sale is based on 90% of the average of certain closing prices of its common stock of the preceding 20 days.

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000



NOTE  6 - STOCKHOLDERS' EQUITY (Continued)

Common Stock Financing (Continued)
----------------------

On September 30, 2000, both parties agreed to amend its March 2000 agreement solely with respect to the number of reset periods. It was agreed that there will be four reset periods, each of one calendar month duration (20 trading days) starting September 5, 2000. Each reset period covers 25% of the principal amount of the agreed down.

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

Stock Repurchases
-----------------

During the nine months ended September 30, 2000, the Company repurchased 3,532,150 shares of its common stock for $8,478,069. Of such amount, 1,000,000 shares were repurchased from CIS for $2,000,000 during the quarter ended June 30, 2000, 1,000,000 shares were repurchased from CIS for $1,000,000 during the quarter ended September 30, 2000 and 500,000 shares were repurchased from ATI for $1,350,000 during the quarter ended September 30, 2000.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000



NOTE  6 - STOCKHOLDERS' EQUITY (Continued)

Warrants
--------

At June 30, 2000, the Company had outstanding warrants to purchase 1,784,500 shares of the Company's common stock at prices ranging from $0.75 to $5.02 through March 2004.

Warrants Exercised
------------------

During the nine months ended September 30, 2000, various individuals exercised warrants and purchased a total of 320,000 shares of the Company's common stock, for net proceeds to the Company of $437,500.

Options Exercised
-----------------

During the nine months ended September 30, 2000, an officer exercised options and purchased 50,000 shares of the Company's stock for $16,500.

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:


Options to purchase common stock                                   925,000
Warrants to purchase common stock                                1,784,500
Convertible Debentures and accrued interest
  (assumed conversion at September 30, 2000
   market value price and at largest discount)                   1,855,000
                                                                 ---------
Total as of September 30, 2000                                   4,564,500
                                                                 =========

NOTE  7  - EMPLOYEE BENEFIT PLAN

The Company adopted a non-contributory 401(k) plan effective January 1, 2000. The plan covers all employees who are at least 21 years of age with no minimum service requirements. Contributions to the plan for the nine months ended September 30, 2000 totalled $7,174.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000



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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000



NOTE  8  - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

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

The Company recorded a total of $187,750 as unearned stock compensation during the nine months ended September 30, 2000, representing the aggregate value of the common stock based on the market price at the date of the award. The unearned stock compensation is being amortized over the vesting periods. During the nine months ended September 30, 2000, the Company recorded $26,077 of compensation expense related to such stock options.

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000



NOTE  8  - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Lease Obligation
----------------

In August 2000, the Company entered in a lease agreement to rent office space located in Virginia that expires September 2005. Under the lease agreement, annual rent will amount to $224,000 with a 3% annual increase. Under the lease agreement, the Company is additionally liable for its proportionate share of real estate taxes and operating expenses.

Included in other assets is a security deposit of $224,000 provided to the landlord in August of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Certain information in this Form 10-Q may include forward-looking statements. The forward-looking statements are subject to risks and uncertainties. Therefore, actual results could differ materially from current expectations. Among the factors that could affect our actual results and could cause these results to differ from those foreseen in our forward-looking statements are:

      o We have a limited operating history and therefore little history on which to base any forecasts.
      o We have incurred substantial operating losses and risk never making any money.
      o Shareholders face substantial dilution of their equity ownership percentage if more of our convertible debentures are converted, if more of our outstanding warrants are exercised, or if more of the shares that we have issued this year are repriced.
      o We may not be able to enter into manufacturing agreements, except for EKOR, joint venture agreements, licenses, collaborative agreements or contracts with respect to our technologies.
      o There is a risk that the market will not accept any or many of our products and technologies.
      o We face unknown environmental liability risks and we don't carry environmental liability insurance.
      o Environmental regulation in various countries may prevent the cost-effective application of some or all of our technologies.
      o We are subject to significant competition and the existence or development of preferred technologies, which may keep us from selling our products and technologies at a profit or at all.
      o Resources may not be made available to fund remediation of Chernobyl's Reactor 4 and, even if the funds are made available, contractors may not choose to use EKOR.
      o Our proprietary technology and patents may not give us adequate protection.
      o The chances of our coming close to our forecasts depend on the efforts of a small number of key personnel and consultants.

OVERVIEW

         We are a development stage technology transfer, holding, marketing and management company formed to commercialize new or existing but previously unrecognized technologies. Our current emphasis is on technologies developed by prominent research institutes and individual researchers primarily in the former Soviet Union and Israel. Since our formation, we have acquired selected technologies through equity investments, assignments and licensing arrangements.

         In the following paragraphs, we will attempt to provide you with a picture of where we stand on each of the technologies on which we are currently working. These technologies were described in detail in our last annual report on Form 10-K, copies of which were mailed to all of our shareholders in connection with our year 2000 annual meeting.

         We are not a subsidiary of another corporation, entity or other person. We do not have any subsidiaries except to the extent that Israeli research and development companies and one US company in which we have invested and in the equity of which we hold a greater than 50% interest may be deemed to be subsidiaries.

EKOR - NuSil Technologies, which we have a manufacturing agreement, recently completed the first production of the major coating form of EKOR at their facilities in California. NuSil has been shipping test "coupons" to test facilities that meet Department of Energy (DOE) standards for acceptance testing. In addition, we have continued to expand our list of consultants and subcontractors. We have contracted with Florida International University, F. N. Anderson Associates, Inc. (AAI) and JAI, Inc. to assist us with development of written procedures and methods of mixing and delivering EKOR for various applications. This includes the preparation of manuals for training and certification of appliers and for the development of quality assurance programs. Although Nusil is already an ISO-9001 certified firm, AAI performed an Audit of Nuclear Quality Assurance Procedures to document NuSil's excellent quality program. We expect to complete of the U.S. testing of the primary coating form of EKOR in 2000. In the meantime, the other participants in our program to test EKOR for the German market have cancelled our contract with them. We are pursuing alternatives for certification for sale of EKOR in Europe, including Germany.

CHEMONOL, LTD., RADEMATE, LTD. AND AMSIL, LTD. - These three companies are planning to establish a pilot manufacturing facility in Israel, to be funded by us at a cost of about $3,500,000, to support the commercialization of the three technologies (HNIPU, RBHM, and highly stable organomineral polymers) developed by these companies. The companies have contracted with an engineering firm to design and acquire the equipment to be installed in a leased facility. We currently estimate that the engineering of facility construction may begin in the second quarter of 2001. It is not possible at this time to forecast the ultimate impact that this facility will have on the commercialization of these companies' technologies. In the meantime, the U.S. patent for HNIPU (6,120,905) was awarded on September 19, 2000.

REMPTECH, LTD. - On July 18, 2000, Remptech was awarded the U.S. patent (6,090,179) on its process to produce extra fine cobalt and nickel powders. Discussions with several firms in different countries on joint ventures are continuing. It is not possible to forecast the outcome of these discussions at this time.

COMSYNTECH, LTD. - Comsyntech has continued discussions for the sale of its business with the same manufacturer with which it had entered into the letter of intent that was previously announced.

SORBTECH, LTD. - In June 2000, Sorbtech received an order for four tons of SB-1 Sorbent to be manufactured and delivered to McPhee Environmental under our previously announced contract. The product was manufactured in Ukraine and it is in transit to McPhee Environmental. The objective of this arrangement is to develop a sales base in the U. S. market that will allow us to economically develop a U. S. based manufacturer. The early shipments to McPhee Environmental are not expected to make a positive contribution to the Company's profitability. We are working to identify a manufacturer of the essential basalt filament in a location closer to potential markets.

         We have hired a Business Development Director of our Advanced Performance Materials (APM) Group. He is responsible for the six Israeli firms that Eurotech will have controlling interest in by year-end and for the other technologies that we purchased directly from Professor Figovsky. We are forecasting that we will begin to see benefits from this group in 2002, except for HNIPU and SB-1 Sorbent, from which we hope to begin to see revenues in 2001.

RESULTS OF OPERATIONS

         We have not been profitable since inception and expect to incur substantial operating losses over the next twelve months. For the period from inception to September 30, 2000, we have incurred a cumulative net loss of approximately $38,214,000. We expect that we will generate losses until at least such time as we can commercialize our technologies, if ever. We are still not sure that any of our technologies, except possibly EKOR, can be manufactured on a large-scale basis or at a feasible cost. Further, we are still not sure that any of our technologies will receive market acceptance. As a start-up stage entity, we are subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of new products, many of which risks are beyond our control.

Results for the Nine Months Ended September 30, 2000 Compared With the Nine Months Ended September 30, 1999
--------------------------------------------------------------------------------

         For the nine months ended September 30, 2000 and 1999, we incurred net losses of $7,476,000 and $4,020,000, respectively. The losses are principally due to expenses incurred in the acquisition and development of our technologies, including depreciation and amortization, consulting costs, general and administrative expenses and the absence of material operating revenues.

         In addition to $150,000 of revenue recognized in the fourth quarter of 1999, we recognized $350,000 of revenue in the third quarter of 2000 to record full payment on account of the sale of our interest in the TetraPak and Re-sealable Can technologies to Advanced Technology Industries, Inc. (ATI, formerly Kurchatov Research Holdings, Ltd.) pursuant to the agreement that we entered into with that company in November 1999.

         Research and development expenses increased for the nine months ended September 30, 2000 to $2,912,000 from $690,000 for the nine months ended September 30, 1999. We included in research and development expense the $250,000 cash and the value of 54,000 shares of our common stock (together $562,000) that we paid and issued in the first quarter of 2000 to Professor Oleg L. Figovsky, Ph.D., in exchange for converting his retained 49% net profit interest in certain technologies that we had purchased from him in 1998 for a 1% of gross sales royalty. Research and development expenditures for 2000 also included $1,270,000 related to our continuing investments in six Israeli technology companies and $355,000 for further development work on our Russian technology
(EKOR).

         Consulting expenses decreased from $1,671,000 for the nine months ended September 30, 1999 to $1,466,000 for the nine months ended September 30, 2000. We were able to reduce the amount required to be paid to outside consultants as a result of our improved cash position, which permitted us to increase employed staff.

         By the same token, our results reflect a large increase in other general and administrative expenses, from $836,000 for the nine months ended September 30, 1999 to $2,118,000 for the nine months ended September 30, 2000. The increase reflects the move to our new offices in Fairfax, Virginia, toward the end of the current year's third quarter and the expansion of our salaried staff from four persons to eight, including two additional senior executives.

         Other expenses, consisting of interest expense and amortization of deferred and unearned finance costs, decreased from $815,000 for the nine months ended September 30, 1999 to $114,000 for the nine months ended September 30, 2000. Amortization of deferred and unearned financing costs was completed in 1999 and therefore decreased from $292,000 for the nine months ended September 30,1999 to nothing in 2000. As a result of our repayment of outstanding debt or its conversion into shares of common stock, our interest expense decreased from $523,000 for the nine months ended September 30, 1999 to $324,000, partially offset by $210,000 of interest earned on our cash balances, for the nine months ended September 30, 2000.

         We do not at this point expect to recognized any further material revenues in 2000 and expect our expenses to continue at approximately their present level

Results for the Three Months Ended September 30, 2000 Compared With the Three Months Ended September 30, 1999
--------------------------------------------------------------------------------

         For the three months ended September 30, 2000 and 1999, we incurred net losses of $2,051,000 and $1,518,000, respectively. The losses are principally due to expenses incurred in the acquisition and development of technologies, including depreciation and amortization, consulting costs, general and administrative expenses and the absence of material revenues.

         In addition to $150,000 of revenue recognized in the fourth quarter of 1999, we recognized $350,000 of revenue in the third quarter of 2000 to record full payment on account of the sale of our interest in the TetraPak and Re-sealable Can technologies to Advanced Technology Industries, Inc. (formerly the Kurchatov Research Holdings, Ltd.) pursuant to the agreement that we entered into with that company in November 1999.

         Research and development expenses increased for the three months ended September 30, 2000 to $1,069,000 from $197,000 for the three months ended September 30, 1999. These expenses for the three months ended September 30, 2000 included $463,000 related to our continuing investments in six Israeli technology companies, a $267,000 non-recurring fee paid to a consulting firm for an evaluation of the market for the Israeli technologies, and $102,000 for further development work on our Russian technology (EKOR), as well as a variety of smaller expenditures.

         Consulting expenses decreased from $693,000 for the nine months ended September 30, 1999 to $298,000 for the nine months ended September 30, 2000. We able to reduce the amount required to be paid to outside consultants as a result of our improved cash position, which permitted us to increase employed staff.

         By the same token, our results reflect a large increase in other general and administrative expenses, from $444,000 for the three months ended September 30, 1999 to $642,000 for the three months ended September 30, 2000. The increase reflects the move to our new offices in Fairfax, Virginia, toward the end of the current year's third quarter and the expansion of our salaried staff from four persons to eight, including two additional senior executives.

         Other expenses, consisting of interest expense, decreased, as a result of repayment or conversion of debt, from $182,000 for the three months ended September 30, 1999 to $127,000, more than offset by $142,000 of interest earned on our cash balances, for the three months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of working capital from inception have been net proceeds of:

      o   $842,000 from a limited offering of our common stock in 1996.
      o $2,000,000 from a bridge financing completed in 1996 and subsequently repaid.
      o   $3,000,000, $3,000,000 and $1,000,000 from private placements of 8%
          Convertible Debentures due November 2000, February 2001 and July 2001, respectively, all but $3,500,000 of which, due in 2000 and 2001, have been converted.
      o $450,000 from a secured financing obtained in January 1999 and repaid in January 2000.
      o $1,180,000 from a private offering of 3,035,000 shares of our common stock in the third quarter of 1999.
      o $3,000,000 from the issuance on December 31, 1999 of 1,882,353 shares and a warrant to buy an additional 200,000 shares of our common stock to a single institutional investor.
      o $6,315,790 from the sale in March 2000 of 1,200,000 shares to such investor.
      o $10,000,000 from the sale in April 2000 of 2,000,000 shares, and warrants to buy additional 500,000 shares, to such investor.

As of the date of this report, we are required to issue 741,085 additional shares with respect to one half of the 1,200,000 shares issued in March 1999, and may be required later in 2000 and in 2001 to issue further additional shares with respect to both the balance of the 1,200,000 shares issued in March 2000 and the 2,000,000 share issued in April 2000, as a result of "repricing" formulas included in our agreements with the investor. In connection with the last three items in the above listing, we paid a total of $965,790 in consulting fees.

         The debentures discussed above may be converted into shares of our common stock at beneficial conversion rates based on the timing of the conversion. During 1998, a debenture holder converted $30,000 of principal and accrued interest of $194,000 into 100,002 shares of our common stock. During 1999, a debenture holder converted principal of $410,000 and accrued interest of $161,788 into 1,204,665 shares of our common stock. In January 2000, we reached an agreement with the holders of the convertible debentures pursuant to which we paid all interest then in arrears and the holders agreed to a $2.00 per share conversion price floor on the debentures that remain outstanding. During the three months ended March 31, 2000, a debenture holder converted a further $900,000 of principal and related accrued interest in exchange for 965,661 shares of our common stock. During the three months ended September 30, 2000, a debenture holder converted another $2,160,000 of principal and related accrued interest in exchange for 827,412 shares of our common stock. Based on the agreed floor, the largest number of shares into which the $3,500,000 principal amount of debentures that remain outstanding that can be converted to is 1,750,000.

         On January 6, 1999, our former Chairman and the majority convertible debt holder provided $450,000 of short-term financing to us, evidenced by a $50,000 and a $400,000 secured promissory note, respectively. We repaid the $400,000 note on its due date from the proceeds of the December 31, 1999 $3,000,000 stock and warrant financing. In January 2000, our former Chairman converted his $50,000 note, plus accrued interest, into 200,000 shares of our common stock.

         As part of the December 31, 1999 transaction pursuant to which we issued 1,882,353 shares and a warrant to buy an additional 200,000 shares of our common stock for $3,000,000, the investor agreed to permit us to sell to it additional shares of common stock over time and subject to certain conditions for up to a total of $25,000,000, increased to $75,000,000 pursuant to an amendment dated June 29, 2000. We often refer to this commitment as an "equity line of credit." As mentioned above, we issued to this investor another 1,200,000 shares in March 2000 for a further financing under this commitment of $6,315,790, and in April 2000 2,000,000 shares for a further financing under this commitment of $10,000,000.

         Our drawings under this equity line of credit was substantially our only source of funds in 2000. Since we have had no cash revenues, these funds permitted us to pay our cash expenditures, including among others the following:

         In our above discussion of results of operations, we referred to our expenditures to promote the commercialization of the EKOR technology developed by scientists and researchers in the former Soviet Union. The total of these expenditures during the first nine month of 2000 amounted to $355,000.

         We also have agreed in principle to provide funding in connection with our continuing investments in six Israeli technology companies. Total expenditures under these programs approximated $1,270,000 during the nine months ended September 30, 2000.

         During the nine months ended September 30, 2000, we repurchased 1,032,150 shares of our common stock in the open market for a total of $4,128,068 Further, we repurchased 2,000,000 shares of our common stock held by one of our organizers for a total of $3,000,000, 500,000 shares of our common stock held by ATI for $1,350,000 and 50,000 shares from a creditor for $215,000.

         As of September 30, 2000, our current assets of $4,517,000 exceed by $87,000 our $4,430,000 of current liabilities, which include the $3,500,000 aggregate principal amount of convertible debentures due within the next year that we would not have to pay if they are converted. As of December 31, 1999, our net working capital amounted to a negative $3,017,000. Our September 30, 2000 stockholders' equity amounted to $7,169,000 compared to $1,146,000 at December 31, 1999. The improvement in both our current position and our stockholder's equity since December 31, 1999 is attributable to the $15,500,000 of net proceeds from the sale of common stock during the nine months ended September 30, 2000, net of share repurchases and other uses of cash, including operating expenses, most of which have been discussed above in some detail.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The registrant is not currently a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Not applicable.

         (d)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

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

November 13, 2000                   EUROTECH, LTD.,



                                    By /s/ Don V. Hahnfeldt
                                       -----------------------------
                                       Don V.  Hahnfeldt
                                       President and Chief Executive Officer


                                       /s/ Jon W. Dowie
                                       ---------------------------------
                                       Jon W. Dowie
                                       Chief Financial Officer


                                 EUROTECH, LTD.
                                  EXHIBIT INDEX

                                                                                  Location
Exhibit No.                       Description                                     Reference
-----------                       -----------                                     ---------
3.1.1          Articles of Incorporation of Eurotech, Ltd. and amendment thereto      1

3.1.2          Articles of Amendment adopted June 20, 2000 and corresponding
               Certificate of Amendment dated June 21, 2000                           10

3.2.1          Bylaws of Eurotech Ltd.                                                1

3.2.2          Amendment to Bylaws adopted February 23, 2000 to fix the number
               of directors at 5.                                                     9

4.1            Form of Common Stock certificate                                       1

10.1.1         License Agreement dated September 6, 1996 between Euro-Asian
               Physical Society and ERBC Holding, Ltd.                                1

10.1.2         Sub-License Agreement dated September 16, 1996 between ERBC
               Holding, Ltd. and Eurotech, Ltd.                                       1

10.1.3         Agreement dated January 28, 1997 between Eurotech, Ltd. and
               Kurchatov Research Holdings, Ltd.                                      1

10.1.4         Memorandum of Intent among Chernobyl Nuclear Power Plant, I. V.
               Kurchatov Institute, Ukrstroj and Eurotech, Ltd.                       1

10.1.5         Agreement dated December 6, 1996 between Ukrstoj and Chernobyl
               Nuclear Power Plant                                                    1

10.1.6         Agreement dated December 11, 1996 among Ukrstroj, Eurotech, Ltd.
               and Euro-Asian Physical Society                                        1

10.2.1         Technology Purchase Agreement between Eurotech, Ltd. and Oleg L.
               Figovsky                                                               2

10.2.2         Technology Purchase Agreement between Eurotech, Ltd. and Oleg L.
               Figovsky                                                               2

10.2.3         Technology Purchase Agreement between the Company and Oleg L.
               Figovsky                                                               2

10.2.4         Agreement dated February 27, 2000 between Eurotech, Ltd. and Oleg
               L. Figovsky (acquisition of the rights to 49% of net profits)          8

10.3           Preliminary EKOR (Component A)/Block Copolymer manufacturing
               licensing agreement between Eurotech, Ltd. and NuSil Technology        9

10.4           Agency Contract dated May 19, 2000 between Eurotech, Ltd. and
               McPhee Environmental Supply                                            10

10.5.1         Share Purchase Agreement dated June 29, 2000 between Zohar
               Gendler and Europtech, Ltd. (Rademate Ltd.)                            10

10.5.2         Share Purchase Agreement dated June 29, 2000 between Technion
               Entrepreneurial Incubator Co., Ltd. and Eurotech, Ltd. (Rademate
               Ltd.)                                                                  10

10.5.3         Share purchase agreement date July 23, 2000 between Sorbtech Ltd.
               and Eurotech, Ltd.                                                     10

10.5.4         Investment Agreement entered into in May, 2000 between Amsil,
               Ltd. and Eurotech, Ltd.                                                10

10.6.1         Form of Agreement among Eurotech, Ltd., V. Rosenband and C.
               Sokolinsky, and Ofek Le-Oleh Foundation                                2

10.6.2         Equity Sharing Agreement between the Company, V. Rosenband and C.
               Sokolinsky                                                             2

10.6.3         Voting Agreement among Eurotech, Ltd., V. Rosenband and C.
               Sokolinsky                                                             2

10.7.1         Investment Agreement between Eurotech, Ltd. and Chemonol, Ltd.         2

10.7.2         Equity Sharing Agreement between the Company and Leonid
               Shapovalov                                                             2

10.7.3         Voting Agreement between Eurotech, Ltd. and Leonid Shapovalov          2

10.8.1         Agreement between Eurotech, Ltd. and Separator, Ltd.                   2

10.8.2         Equity Sharing Agreement between Eurotech, Ltd. and Efim Broide        2

10.8.3         Voting Agreement between Eurotech, Ltd. and Efim Broide                2

10.9.1         Form of Agreement among Eurotech, Ltd., Ofek Le-Oleh Foundation
               and Y. Kopit                                                           2

10.9.2         Equity Sharing Agreement among Eurotech, Ltd., Y. Kopit and V.
               Rosenband                                                              2

10.9.3         Voting Agreement among Eurotech, Ltd., Y. Kopit and V. Rosenband       2

10.10          Form of License Agreement between the Company and ERBC Holdings,
               Ltd.                                                                   2

10.11.1        Cooperation Agreement between Eurotech, Ltd. and
               Forschungszentrum Julich GmbH                                          2

10.11.2        Agreement among Eurotech, Ltd., Forschungszentrum Julich and two
               other entities for the testing of EKOR in Germany                      7

10.12.1        Convertible Debenture Purchase Agreement among Eurotech, Ltd.,
               JNC Opportunity Fund, Ltd. and Diversified Strategies Fund, L.P.       2

10.12.2        Escrow Agreement among Eurotech, Ltd., JNC Opportunity Fund, Ltd.
               and Diversified Strategies Fund, L.P. and Robinson, Silverman,
               Pearce, Aronsohn & Berman, LLP                                         2

10.12.3        Registration rights Agreement among Eurotech, Ltd., JNC
               Opportunity Fund, Ltd. and Diversified Strategies Fund, L.P.           2

10.12.4        Form of 8% Convertible Debenture Due November 27, 2000 issued by
               Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                           2

10.12.5        Form of 8% Convertible Debenture Due November 27, 2000 issued by
               Eurotech, Ltd. to Diversified Strategies Fund, L.P.                    2

10.12.6        Warrant No. 1 issued by Eurotech, Ltd. to JNC Opportunity Fund,
               Ltd.                                                                   2

10.12.7        Warrant No. 2 issued by Eurotech, Ltd. to Diversified Strategies
               Fund, L.P.                                                             2

10.12.8        Warrant No. 3 issued by Eurotech, Ltd. to Diversified Strategies
               Fund, L.P.                                                             2

10.13.1        Convertible Debenture Purchase Agreement between Eurotech, Ltd.
               and JNC Opportunity Fund, Ltd.                                         2

10.13.2        Escrow Agreement among Eurotech, Ltd., JNC Opportunity Fund, Ltd.
               and Robinson, Silverman, Pearce, Aronsohn and Berman, LLP              2

10.13.3        Registration Rights Agreement between Eurotech, Ltd. and JNC
               Opportunity Fund Ltd.                                                  2

10.13.4        Form of 8% Convertible Debenture Due February 23, 2001 issued by
               Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                           2

10.13.5        Warrant No. 3 issued by Eurotech, Ltd. to JNC Opportunity Fund
               Ltd.                                                                   2

10.14.1        Debenture Purchase Agreement between Eurotech, Ltd and JNC
               Strategic Fund Ltd.                                                    2

10.14.2        Form of 8% Convertible Debenture No.1 Due July 20, 2001 issued by
               Eurotech, Ltd. to JNC Strategic Fund Ltd.                              3

10.14.3        Form of 8% Convertible Debenture No.2 Due February 23, 2001
               issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                 3

10.14.4        Warrant No. 4 issued by Eurotech, ltd. to JNC Strategic Fund Ltd.      3

10.14.5        Registration Rights Agreement issued by Eurotech, Ltd. to JNC
               Strategic Fund Ltd.                                                    3

10.14.6        Amended and Revised 8% Convertible Debenture No.1 Due February
               23, 2001 issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.        3

10.14.7        Amended and Revised 8% Convertible Debenture No.2 Due July 20,
               2001 issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.               3

10.14.8        Amended and Revised 8% Convertible Debenture No.13 Due November
               27, 2000 issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.        3

10.14.9        Amended and Revised 8% Convertible Debenture No.14 due November
               27, 2000 issued by Eurotech, Ltd. to Diversified Strategies Fund,
               L.P.                                                                   3

10.14.10       Agreement dated February 25, 2000 regarding conversion price           3

10.15.1        Agreement between Eurotech, Ltd. and David Wilkes                      3

10.15.2        Secured Promissory Note issued by Eurotech, Ltd. to JNC Strategic
               Fund Ltd.                                                              3

10.15.3        Secured Promissory Note issued by Eurotech, Ltd. to David Wilkes       3

10.15.4        Secured Promissory Note issued by Eurotech, Ltd. to David Wilkes       3

10.15.5        Escrow Agreement among the Company, JNC Strategic Fund Ltd. and
               Encore Capital Management, L.L.C.                                      3

10.15.6        Security Agreement by Eurotech, Ltd. in favor of JNC Strategic
               Fund Ltd. and David Wilkes                                             3

10.15.7        Warrant issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.            3

10.15.8        Warrant issued by the Company to David Wilkes                          4

10.15.9        Form of 8% Convertible Debenture Due Three Years from Original
               Issue Date issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.         4

10.15.10       Employment Agreement between Eurotech, Ltd. and Frank Fawcett          4

10.15.10       Disengagement Agreement between Eurotech, Ltd. and Frank Fawcett       7

10.16.1        Employment Agreement between Eurotech, Ltd. and Don V. Hahnfeldt       4

10.16.2        Revised employment agreement between Eurotech, Ltd. and Don V.
               Hahnfeldt                                                              7

10.17          Agreement dated September 9, 1999 between Eurotech, Ltd. and
               Peter Gulko (acquisition of KRHL shares)                               5

10.18.1        Agreement dated as of November 30, 1999 between Eurotech, Ltd.
               and Kurchatov Research Holdings, Ltd.                                  7

10.18.2        Agreement dated June 20, 2000 between Eurotech, Ltd. and Advanced
               Technology Industries, Inc. (formerly Kurchatov Research
               Holdings, Ltd.)                                                        10

10.19          Agreement dated as of December 15, 1999 between Eurotech, Ltd.
               and Spinneret Financial Systems, Inc.                                  7

10.20.1        Common Stock Purchase Agreement dated December 31, 1999 between 1
               Eurotech, Ltd. and Woodward LLC                                        7

10.20.2        Warrant issued by Eurotech, Ltd. to Woodward LLC on December 31,
               1999                                                                   7

10.20.3        Registration Rights Agreement dated December 31, 1999 between
               Eurotech, 1 Ltd. and Woodward LLC                                      7

10.20.4        Commitment Agreement ($22,000,000) between Eurotech, Ltd. and
               Woodward LLC                                                           7

10.20.5        Escrow Agreement dated December 31, 1999 among Eurotech, Ltd.,
               Woodward LLC and Krieger & Prager                                      7

10.20.6        Common Stock Purchase Agreement dated as of March 1, 2000 between
               Eurotech, Ltd. and Woodward LLC                                        9

10.20.7        Common Stock Purchase Agreement dated as of April 24, 2000
               between Eurotech, Ltd. and Woodward LLC                                10

10.20.8        Registration Rights Agreement dated as of April 24, 2000 between
               Eurotech, Ltd. and Woodward LLC                                        10

10.20.9        Warrant issued by Eurotech, Ltd. to Woodward LLC on June 22, 2000      10

10.20.10       Amendment Agreement dated June 29, 2000 between Eurotech, Ltd.
               and Woodward LLC, amending April 24, 2000 Common Stock Purchase
               Agreement and Registration Rights Agreement and December 31, 2000
               Commitment Agreement                                                   10

10.20.11       Amendment Agreement dated September 28, 2000 between Eurotech,
               Ltd. and Woodward LLC, amending March 1 Common Stock Purchase
               Agreement                                                              *

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

6 Incorporated by reference to such Exhibit filed with our current report on Form 8-K as of November 30, 1999, on file with the Commission

7 Incorporated by reference to such Exhibit filed with Post-Effective Amendment No. 2 to our registration statement on Form S-1, File No. 333-26673, on file with the Commission

8 Incorporated by reference to such Exhibit filed with our annual report on Form 10-K for the year ended December 31, 1999, on file with the Commission

9 Incorporated by reference to such Exhibit filed with our quarterly report of Form 10-Q for the quarter ended March 31, 2000, on file with the Commission

10 Incorporated by reference to such Exhibit filed with our quarterly report of Form 10-Q for the quarter ended June 30, 2000, on file with the Commission.