Form 10-K/A
period 1999-12-31
EUROTECH LTD
filed 2000-12-13
CIK 1033030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ........... TO ...........

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

As of Wednesday, March 15, 2000:                              $173,601,740.00

                                     PART I

ITEM 1. BUSINESS.

I. GENERAL.

         We are a development stage technology transfer, holding, marketing and management company formed to commercialize new or existing but previously unrecognized technologies. Our current emphasis is on technologies developed by prominent research institutes and individual researchers in the former Soviet Union and Israel. Since our formation, we have acquired selected technologies through equity investments, assignments or licensing arrangements. With respect to each of these technologies, we have the right (and are expected) to market them or products incorporating them throughout the world outside of the country of their origin.

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

         Our executive office is located at 1216 16th Street, N.W., Washington, DC 20036.

II. EKOR - SILICON GEOPOLYMERS

1. BACKGROUND. EKOR was developed jointly by scientists at I.V. Kurchatov Institute, Moscow ("Kurchatov") and members of the Euro-Asian Geophysical Society ("EAPS) as a material that could be used for long-term hazardous radioactive materials. As a silicon-based elastomer, EKOR has adhesive properties that allow it to stick to a wide variety of surfaces and materials. When applied, EKOR surrounds and "glues down" nuclear debris ranging from fine dust to broken fuel rods and, in combination with its fire-resistant and water-proof properties, prevents such debris from migrating by water or as air-borne particles by providing a seal against the transport of radioactive particles and water-water-soluble radio nuclides. EKOR can be applied by a number of methods, but generally will be sprayed onto contaminated areas by means of a hose and nozzle arrangement. The foaming rate and curing time for the EKOR compound can be varied to allow it to penetrate cracks and crevices before curing. The application of the EKOR compound to nuclear accident sites would constitute a containment measure pending the removal and permanent storage or other disposal of the radioactive contaminants.

         In tests conducted at Kurchatov, EKOR has been shown to be highly resistant to radiation and structural degradation from exposure to radiation. It has also proven to be highly fire-resistant, waterproof, and capable of being formulated in densities that display considerable structural strength and weight-bearing properties of 100 pounds per square inch. In high-dosage radiation tests EKOR has met or exceeded all specifications for containment materials developed by the Chernobyl authorities. We believe that EKOR is the most technologically advanced material for comprehensive long-term containment of both solid and liquid radioactive materials, suppressing radioactive dust and preventing such materials and dust from escaping into the atmosphere and from leaching into and contaminating ground-water supplies. On November 28, 1997, the Ministry of Health of the Russian Federation certified EKOR and its components as non-toxic, thereby allowing for EKOR's production, delivery, sale and use in the Russian Federation.

2. INTELLECTUAL PROPERTY; REGULATION. Kurchatov is a pre-eminent nuclear physics and scientific research institute, which in the former Soviet Union enjoyed a position of prestige, sophistication and importance roughly equivalent to that of the Lawrence-Livermore National Laboratory in the United States. EAPS is a professional society of over 5,000 scientists, physicists, and engineers in the former Soviet Union. Under a sub-licensing agreement, we are the exclusive licensee until August 1, 2014, of all right, title and interest (inclusive of all patent and other intellectual property rights) in and to the EKOR technology in Canada, China, Japan, the Republic of Korea, the United States of America, Ukraine, and all member countries of the European Patent Agreement, subject to royalties aggregating 3% of our EKOR revenues payable to EAPS and to the intermediate licensee of the EKOR technology and a further 2% royalty on certain of our EKOR revenues payable to another entity that until November 30, 1999 owned a 50% interest in the EKOR sublicense. On March 23, 1999, the U.S. Patent and Trademark Office issued to EAPS Patent No. 5,886,060 on the process for manufacturing the EKOR foamed compound.

         We do not at this point know whether EAPS or we will be in a position to file for patents on any other aspect of EKOR, whether any future patent applications, if filed, will be approved, whether we will develop additional proprietary technology that is patentable, whether any patents issued to EAPS or us will provide us with competitive advantages or will not be challenged by third parties, whether the patents of others will not have an adverse effect on our ability to conduct our business or whether one or more of our technologies might infringe on the patents of others. Furthermore, it is possible that others may independently develop similar or superior technologies, duplicate any of our processes, or design around any technology that is patented by us. It is possible that we may need to acquire licenses to, or to contest the validity of, issued or pending patents of third parties relating to our products. We cannot be sure that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any patent contest. In addition, we could incur substantial costs in defending suits brought against us on our patents or in bringing patent suits against other parties.

         In addition to patent protection, we also hope to rely on trade secrets and proprietary know-how and technology that we seek to protect, in part, by confidentiality agreements with our prospective working partners and collaborators, employees and consultants. We cannot, however, be sure that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

         The use of EKOR is subject to U.S., Russian and Western European environmental safety laws and regulations pertaining to the containment and remediation of radioactive contamination and the toxicity of radioactive materials used in connection therewith. Based on the results of tests conducted at Kurchatov, we believe that the EKOR compound can meet applicable U.S. and German regulatory standards for containment materials. It is, however, possible that more stringent or different standards may be adopted or applied in the future, depending on EKOR's intended use, and it is also possible that the standards, if adopted or applied, may materially increase the cost to us of licensing and using the EKOR compound or prevent its use altogether. We are not aware of any other U.S. or foreign laws or regulations that govern the marketing, sale or use of EKOR.

3. INVESTMENT. Since our organization through December 31, 1999, we have expended an aggregate on the order of $25,000,000 on the promotion of EKOR, including costs of materials, testing, and consulting fees and travel expense reimbursements paid to the Russian scientists and others but not including our corporate overhead.

4. COMMERCIALIZATION. We expect that one of the first commercial uses of EKOR will be to contain and stabilize the extensive radioactive debris and dust that continues to accumulate and contaminate the environment at Chernobyl Nuclear Power Plant (an industrial amalgamation of the State Committee of Ukraine on Atomic Energy - "ChNNP") Reactor 4 in Ukraine. This would help mitigate the consequences of the potential structural collapse of the concrete and steel "sarcophagus" that was built over Reactor 4 as an interim containment measure. The rapid deterioration of the sarcophagus, caused by the intense radiation persisting at Reactor 4, has occasioned international concern that without the implementation of effective site containment measures, a second nuclear disaster and possible spread of significant amounts of contaminated dust may occur. To this end, the G-7 group of industrialized nations (the United States, United Kingdom, Italy, France, Canada, Japan and Germany) and Russia have pledged up to U.S. $3.1 billion to assist in a multi-step project of remediating and closing the plant, with approximately U.S. $300 million budgeted for the project's first containment and site stabilization phase.

         Based on the properties demonstrated by the EKOR compound, Ukrstroj (the Ukrainian state construction company), Kurchatov/EAPS and Shelter of Chernobyl entered into a Memorandum of Intent with us that acknowledged the successful completion of the laboratory development of EKOR compound for the purpose of its application for radioactive contamination remediation of ChNPP Reactor 4. Pursuant to this Memorandum of Intent, we have provided financing for demonstrating the technical and mechanical feasibility of applying the EKOR compound for ChNPP Reactor 4 remediation, while Ukrstroj and ChNPP entered into an agreement, the Ukrstroj-ChNPP Agreement, to conduct such demonstration of the EKOR compound as is necessary to ascertain the specification requirements for its application to the containment of ChNPP Reactor 4. The Ukrstroj-ChNPP Agreement also provides for our participation in and financing of the first EKOR demonstration.

         On April 24, 1997, demonstration of equipment for synthesizing and applying the EKOR compound was successfully conducted for officials of ChNPP and Ukrstroj at the Sverdlosk Chimmash manufacturing facility in Ekaterinburg, Russia. Following this demonstration, the management of the ChNPP Reactor 4 Shelter Project, Ukrstroj, EAPS and we entered into a Joint Working Group Agreement for the purpose of preparing the industrial-scale equipment, machinery and other items that would be required to apply the EKOR compound at ChNPP Reactor 4, if and when the EKOR compound is applied in connection with the remediation project. On June 30, 1998, EUROTECH and EAPS finalized the design specifications for the application machinery. The use of such equipment has been approved by the management of the ChNPP Reactor 4's Shelter Project. We have paid for the construction of industrial-scale machinery for application of the EKOR compound at ChNPP Reactor 4, based on the application machinery successfully demonstrated on April 24, 1997. This machinery was used in the demonstration project mentioned above. Our receipt of revenues from the ChNPP Reactor 4 project remains subject to the selection of a general contractor for the project, the negotiation of satisfactory arrangements for the release of funds from the European Bank of Reconstruction and Development ("EBRD") to the general contractor, and our selection by the general contractor as a sub-contractor.

         Coordination and management of the formal selection of contractors and technologies for studies relating to the ChNPP Reactor 4 remediation project have been delegated to the EBRD. Contractors, as well as the technology to be used in connection with the remediation project, will be determined on the basis of submitted bids, to be passed on by EBRD and management of the ChNPP Reactor
4. EBRD has appointed a consortium of Bechtel, Electricite de France and Batelle to review the technical aspects and feasibility of the various proposals and bids received. (Batelle is a not-for-profit U.S. company which operates Pacific Northwest National Laboratories, a research entity located in the State of Washington that is funded in part by the U.S. Department of Energy.)

         Toward the end of 1999, we initiated a joint project with Ukrstroj and the Chernobyl Shelter Project to validate application techniques by actually encapsulating a fuel containing mass on the floor of ChNPP Reactor 4 and by suppressing radioactive dust; this project was completed successfully in March 2000 As a result, the management of the ChNPP Shelter Project has designated EKOR as a preferred technology for the remediation project.

         On December 16, 1998, at the request of EAPS, the EKOR compound was officially approved by the Russian authorities for use in voice recorders (known as "black boxes"), which are contained in airplanes and record relevant in-flight voice and other in-flight data relative to the aircraft's performance. Approval was granted based on test reports compiled by the Russian authorities. EAPS is currently fabricating black boxes incorporating EKOR for delivery to the Russian governmental authorities. We do not have any rights to EKOR in Russia.

5. CURRENT STATUS. In addition to remediation of Reactor 4, our near- and mid-term commercialization and marketing efforts relative to the EKOR compound principally are directed at nuclear waste remediation projects throughout the U.S., Europe and Japan. Separately from our contemplated ChNPP bid, we are preparing to bid on U.S. nuclear waste transportation, containment, storage and burial projects utilizing the EKOR compound technology. In this connection, we are currently negotiating a teaming agreement with a major U.S. engineering firm with a view to submitting a joint bid to perform a first-round demonstration project on the U.S. Department of Energy's ("DOE") reactor decommissioning technology program at a DOE facility, utilizing the EKOR compound. Additionally, bids are presently being prepared for other DOE demonstration projects. In anticipation of being awarded these projects, we have entered into a preliminary agrteement with a U.S. chemical company to arrange for the manufacture of the EKOR compound in this country. Visas have been obtained for several of the Russian scientists to travel to the U.S. for the purpose of assisting in this process.

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

         In addition, we are also in the process of identifying potential licensees of the EKOR technology. For instance, we have commenced initial licensing discussions with a Japanese corporation. We do not yet know, however, whether the EKOR compound will in fact be certified for use in Germany or whether anything will come from our discussions with the Japanese, or whether the DOE demonstration will be successful, or whether, if successful, it will result an award to us and our partner of a project contract, or whether various licensing discussions will actually result in the execution of any EKOR licenses.

III. ISRAELI TECHNOLOGY INCUBATOR COMPANIES.

         We have developed arrangements with three Israeli technology companies:
(i) Technion Entrepreneurial Incubator Co., Ltd. ("Technion"), and (ii) Ofek Le-Oleh Foundation and (iii) Incubator for Technological Entrepreneurship-Kiryat Weizmann, Ltd. to participate in certain technology research and development projects sponsored by the respective company. Under these informal arrangements, we provide all or a portion on the financing for, and receive a 20% or greater equity interest in, research and development projects selected by these companies and us. (Another portion of the financing, of up to $300,000 per company, is provided as a loan by the Israeli government.) To this end, we have opened a representative office in the premises of Technion in Haifa, Israel. Pursuant to these arrangements, we have made investments in the following companies:

     o CHEMONOL, LTD., which has developed materials and processes for manufacturing hybrid non-isocyanate polyurethane industrial coatings ("HNIPU");

     o RADEMATE, LTD., which has developed biodegradable hydrophobic materials;

     o REMPTECH, LTD., which has developed processes for the production of extra-fine cobalt and nickel powders and a continuous combustion synthesis technology;

     o COMSYNTECH, LTD., which is developing a process for the continuous combustion synthesis of ceramic, composite and intermetallic powders;

     o SORBTECH, LTD., which has developed a new inorganic sorbent for petroleum product removal; and

     o AMSIL, LTD., which is developing high-thermostable organomineral polymers.

         Under those agreements, we received initially 20% of each company's common equity, in exchange for an initial investment of U.S. $60,000. Subsequently we made, and are committed to make, further investments in each of them. The current status of our investment in each of these companies is discussed in connection with our further description of the respective technologies.

1. CHEMONOL LTD. (HYBRID NON-ISOCYANATE POLYURETHANE ["HNIPU"])

a. BACKGROUND. HNIPU is a modified polyurethane that does not contain the toxic isocyanates contained in the production of conventional polyurethane, and has lower permeability and greater chemical resistance qualities as compared to conventional polyurethane. We believe that these advanced characteristics make HNIPU superior to conventional polyurethanes in connection with their use in a number of industrial application contexts such as manufacturing automotive bumpers, paints, plastics and truck beds; airplane and rocket sealant, interior components and seating; construction adhesives, coatings, flooring, glues and rooftops; industrial equipment and machinery; and consumer goods such as appliances, footwear, furniture and plastic products. In November 1998, we presented our HNIPU technology at the International Exhibition for Ideas, Inventions and New Products ("IENA"), a conference in Nuremberg, Germany. We were awarded the two highest awards for our HNIPU at the exhibition.

b. INTELLECTUAL PROPERTY. We applied for a U.S. patent on HNIPU on June 15, 1999 (09/094,864) and the application is pending. On the same date, we also filed under the Patent Cooperation Treaty (PCT/US99/13413).

c. INVESTMENT. The basic idea of making polyurethane without using isocyanate was conceived by Prof. Oleg Figovsky, one of our consultants, and we purchased it from him for an initial price of $75,000, in addition to other technologies, pursuant to the January 1, 1998 Technology Purchase Agreement discussed further below. Chemonol Ltd. is developing manufacturing techniques and applications. We purchased initially a 20% participation in Chemonol's equity, then an additional 16%, and are currently committed to purchase a further 16%, making a total ownership interest of 52% for a total investment in Chemonol of $630,000, with a view to Chemonol's establishing its own research and production base in Israel for potential joint ventures for HNIPU. Pursuant to a voting agreement with us, Chemonol's principal shareholder has agreed to vote his remaining 40% of Chemonol's equity as directed by us.

d. COMMERCIALIZATION. We are attempting to market and sell HNIPU through one or more license or joint venture agreements with major chemical companies in the United States, Europe and Japan. Several major chemical companies have requested, and have been supplied with, sample HNIPU for evaluation and applications testing. We are currently in the final stages of discussions regarding HNIPU with several prospective business and joint venture partners, though of course we can't really know whether we will make any HNIPU deals until an agreement is actually signed.

2. REMPTECH, LTD. (POWDERED METALLURGY TECHNOLOGY)

a. BACKGROUND. We are participating in the further research and development of a process, developed by Remptech, to produce extra fine cobalt and nickel powders by recycling materials containing cobalt and nickel. Powdered metallurgy is generally acknowledged as being capable of yielding a product with superior structural, physical and mechanical properties. We believe that the powdered metallurgy process developed by Remptech is technologically advanced and, based on Remptech's research and testing data, is capable of producing cobalt and nickel powders of 99.8% purity and a grain size of 1-2 micro-centimeters. We believe that such purities and grain sizes are significant factors in the manufacture of materials of high quality and internal physical integrity from powdered cobalt and nickel. Cobalt and nickel are among the three naturally occurring elements that display magnetic properties at room temperature and are widely used in metal alloys. Powdered cobalt and nickel are used in a wide variety of industrial applications, including magnetic, electrical and electronic materials and products.

b. INTELLECTUAL PROPERTY. Remptech filed a patent application for powdered metallurgy technology with the U.S. Patent and Trademark Office on July 30, 1998 (60/093,508) and the application is pending. On July 12, 1999, Remptech also filed under the Patent Cooperation Treaty (PCT/IL99/00379).

c. INVESTMENT. We currently hold 48% of Remptech's common equity, which we acquired for investments aggregating $180,000. We are committed to invest a further $120,000 in 2000, which will bring our interest in Remptech's equity to 50%.

d. COMMERCIALIZATION. To market the powdered metallurgy technology, we are at this time in technical discussions with three European companies whose combined share of the world market in cobalt and nickel recovery exceeds 90%. We have sent samples for testing to two companies in Israel and one in Canada.

3. COMSYNTECH, LTD. (CONTINUOUS COMBUSTION SYNTHESIS [CSS] AND CONTINUOUS ACTION REACTOR)

a. BACKGROUND. With Comsyntech, we are currently developing two technologies:
Continuous Combustion Synthesis (CSS) and Continuous Action Reactor.

     o CSS. We are participating in the further research and development of a process for the CCS of ceramic, composite and intermetallic powders, including titanium carbide powder, developed by Comsyntech. CCS is a newly devised process utilizing the internal chemical energy of initial reactants in a continuous action reactor, a device being developed by Comsyntech. We believe this process offers competitive advantages (such as increased productivity and lower production costs) over conventional technology. Comsyntech research and testing data indicate that materials produced with the CCS technology have exhibited superior high-thermomechanical properties such as high strength, thermo and wear resistance and good corrosion stability. Based on these properties, we believe that the CCS technology has potentially significant utility in producing ceramic, composite and intermetallic powders with potential commercial application in the production of metal-cutting tools and abrasives, metal alloys, aircraft and automotive combustor, nozzle and turbine parts, piezo- and ferro-electric materials, and surgical instruments.

     o CONTINUOUS ACTION REACTOR (Method for Continuous Combustion Synthesis of ceramic, composite and intermetallic powders). Generally, various ceramic and composite powders are batch-manufactured using electrical and melting furnaces, different high-temperature sprayers, and equipment for crushing and grinding. Synthesis conventionally occurs in a closed reactor by the cyclical technique of loading, synthesis, cooling and unloading. While effective, this technique has limitations that negatively affect productivity. Not only is the cyclical process time consuming, the process requires additional grinding of the end product. Where high temperatures are involved, a closed reactor has the added danger of an accidental pressure increase that could ultimately result in destruction of the apparatus.

b. INTELLECTUAL PROPERTY

     o CSS. A patent application (127109) for a method of obtaining powders of inorganic compounds under combustion conditions was filed by Comsyntech with the Israeli Patent Office on November 17, 1998 and is pending.

     o CONTINUOUS ACTION REACTOR. A patent application for an apparatus for self-propagating high-temperature synthesis was filed by Comsyntech with the U.S. Patent and Trademark Office (09/535,805) on March 28, 2000 and is pending.

c. INVESTMENT. We currently hold a 46% share in the equity of Comsyntech, which we acquired for our initial investment of $60,000. We are committed to investing $120,000 in 2000, which will bring our share of the equity to 52%.

d. CURRENT STATUS. We have signed a non-binding letter of intent with a company to sell our entire interest in Comsyntech.

4. RADEMATE, LTD. (RAPIDLY BIODEGRADABLE HYDROPHOBIC MATERIAL [RHBM])

a. BACKGROUND. Rademate Ltd has developed a cellulose-based, rapidly biodegradable hydrophobic material (RBHM). RBHM is a new, hydrophobic, strong, cheap and completely biodegradable composite material that is environmentally friendly. The idea of RBHM is to improve the properties of both paper and plastic packaging materials. Due to its biodegradable nature, Rapid Biodegradable Hydrophobic Material is an ideal coating for disposable loose fill bags and packages. The material can be used as a commodity in trade, industry and agriculture for a wide range of applications. To date, most attempts to produce biodegradable products for consumers focused on developing plastics that could biodegrade. RBHM approaches biodegradable products from the other direction - making cellulose-based material with the same physical properties as plastic, except the material biodegrades completely in the same time as regular paper bags.

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

     o Relatively Low Cost -- The main obstacle to widespread use of biodegradable polymers is cost. Biodegradable polymers are significantly more expensive ($10-$1000) than commodity polymers ($2-$5). The high costs involved in the production of biodegradable polymers means that they cannot compete favorably with conventional polymers. RBHM does not have the cost barriers that are characteristic of all the other biodegradable plastics. This high cost deterred the widespread adoption of biodegradable plastics in major consumer application. As RBHM is a cellulose-based material, it should be only insignificantly more expensive to produce than paper itself. Currently available degradable materials, on the other hand, can cost twice as much.

         The number of potential applications for RBHM is immense. Because RBHM can be applied on sheets, films and fibers, it is suitable for a range of single-use products, including grocery and waste bags, the top and back sheets of disposable diapers, and disposable eating utensils. It can be used to create agricultural films and bags that cover ripening fruit. RBHM products such as disposable plates and cups, films for food packaging, miscellaneous everyday items and sanitary products are but a few of the possible applications. Box and bag consumers are generally commercial and industrial users requiring a particular packaging container for a specific product. Below is the list of possible applications for RBHM:

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

b. INTELLECTUAL PROPERTY. Rademate applied for patents for hydrophobic biodegradable cellulose-containing material with the U.S. Patent and Trademark Office (09/401,197) on September 23, 1999 and with the Israeli Patent Office (126306) on September 23, 1998; both are pending.

c. INVESTMENT. For a total investment to date of $90,000, we currently hold a 44% interest in Rademate, the Israeli company that developed RHBM.

d. COMMERCIALIZATION. We are engaged in discussions with a paper coatings manufacturer for production of the material in the U.S. Samples have been sent to more than 30 companies worldwide that have indicated an interest in RHBM.

e. CURRENT STATUS. We are working on ways to adapt our product to paper manufacturers' production processes.

5. SORBTECH, LTD. (SB-1)

a. BACKGROUND. There are already many oil spill sorbents on the market. SB-1 is an innovative new product that can be used to absorb oil from oil spills, harbors, industries and storage areas. SB-1 is composed of basalt non-woven fabric - an ultra-fine basalt filament. A special thermal vacuum and chemical treatment creates the extremely high absorption capacity as compared to products currently on the market.

         The major advantages of SB-1 are:

     o The extremely high absorption capacity - Regular absorption capacity for products currently on the market is in the range of 0.8 - 30.0 grams of petroleum products per gram of sorbent weight (gr/gr). The new SB-1 absorption capacity is in the range of 40.0 - 70.0 gr/gr, depending on oil viscosity.

     o Reuse - Extracted petroleum products may be reused. SB-1 may be used for multiple oil extractions.

     o Low cost / non-hazardous waste disposal - SB-1 can be used as an auxiliary component in road construction after multiple uses as an oil spill absorbent.

     o Naturally-occurring mineral - SB-1 itself is an environmentally clean material, though if improperly handled it could expose workers to fiber-inhalation lung damage.

     o   Nonflammable - SB-1 is thermally resistant (up to 700(degree) C).

         Applications of SB-1 can be easily machined into different forms to facilitate the clean-up of petroleum products for different types of oil spills: sea water, open surfaces, soil contamination, industrial areas, machinery, gas stations, etc. Manufactured SB-1 takes many forms: pillows, booms, sleeves, and mats - according to the specific user requirements. Mats with dimensions of 1.0 x 1.0 x 0.007m are possible for large spill areas.

         When the SB-1 is applied over polluted water, oil is absorbed, but no water is incorporated into the SB-1 bulk, thus improving the sorbent floating ability. The extracted oil products can be reused with little, if any, reprocessing.

         Extracted SB-1 can be used as a foundation for asphalt roads for noise reduction. Because the material and the petroleum product residual on the absorbent are totally compatible with asphalt, there is no additional environmental stress added by the reused material.

b. INTELLECTUAL PROPERTY. Sorbtech has applied for patents for oil and waste sorbent and method of manufacturing the same with the U.S. Patent and Trademark Office (09/497,489) on February 4, 2000 and with the Israeli Patent Office (128402) on July 2, 1999; both are pending

c. INVESTMENT. To date we have invested $114,000 in Sorbtech and are committed to invest an additional $150,000 in 2000, for an eventual 52% of Sorbtech's equity.

d. COMMERCIALIZATION. A manufacturer in the U.S. has indicated an interest in buying Sorbtech SB-1for resale.

6. AMSIL, LTD. (HIGHLY STABLE ORGANOMINERAL POLYMERS)

a. BACKGROUND. Organomineral polymers based on quaternary ammonium silicates
(QAS) are a new kind of silicate material with excellent adhesion properties to hydrophilic and hydrophobic surfaces, high chemical resistance against water and acids and fire resistance, and are environmentally compatible. QAS have superior properties in comparison to epoxy resins and traditional silicates, including: high adhesion to metallic and concrete surfaces; extreme stability in water; thermostability to 2000(degree) K; resistance to corrosion and erosion; and excellent mechanical characteristics.

         QAS may be used as ammonia compounds; as biocides; in textiles (if two long chains) - as textile softeners for home use; as the final rinse in the washing machine; as a rinse after shampooing, as emulsifiers; in metal working - as additives to acid used in the cleaning and pickling of steel to prevent hydrogen corrosion; in road building, as bentonite treatment; in oilfields; as antistatic in polymers - e.g., in PVC belting; for the preparation of excellent quality toner; as components in special systems of water purification; as components in elf-setting aqueous mixtures for the manufacture of chemically resisting materials; as additives in concrete and coatings; in structure-directing agents, e.g., for the synthesis of molecular sieves with high-modulus silica; in silicate salts - for blends of hydrophilic medical use; as raw material for preparation of organosilanes; with aggregated titanium pigment products containing QAS - for pigment preparation; as silicates, anti-corrosion coating of different surfaces (metals, concrete, wood, etc.); as fire-protection coating; and for specific application as glue.

b. INTELLECTUAL PROPERTY. With respect to QAS, Amsil has pending four patent applications, two in the United States (09/438,542 filed November 12, 1999 and 09/501,140 filed February 9, 2000) and two in Israel (128282 filed January 24, 1999 and 129977 filed May 16, 1999).

c. INVESTMENT. To date we have invested $114,000 in Amsil, the Israeli entity that is developing QAS, and are committed to invest an additional $150,000 in 2000, for an eventual 52% of Amsil's equity.

IV. OTHER TECHNOLOGIES THAT WE PURCHASED FROM PROF. FIGOVSKY

1.  LIQUID EBONITE MATERIAL ("LEM")

a. BACKGROUND. LEM is a synthetic liquid rubber with enhanced mechanical, permeability and anti-corrosive qualities as compared to conventional sheet rubber coverings. In laboratory testing, coverings made with LEM, as compared to conventional sheet rubber coverings, have displayed greater resistance to harsh chemicals such as acids, alkalis and benzene, and have been successfully applied to intricate and complex surfaces such as sieve meshing. Based on the physical and chemical properties of LEM, and on the basis of such tests, we believe that LEM coverings are capable of providing superior protection to small-diameter piping and to the intricate parts of pumps, fans and centrifuge rotors. LEM can be applied to form surface coverings using standard coating techniques, including spraying and dipping.

b. INTELLECTUAL PROPERTY. We filed a patent application (09/123,989) for Liquid Ebonite mixtures and coatings, and concretes formed therefrom, with the U.S. Patent and Trademark Office on July 28, 1998; the application is pending. We also filed under the Patent Cooperation Treaty (PCT/US99/16883) on July 26,1999.

c. INVESTMENT. LEM was independently developed by Prof. Figovsky and was acquired by us pursuant to a Technology Purchase Agreement dated January 1, 1998 for a purchase price of $15,000, plus royalties equal to 49% of our net revenues from sales or licenses of any products incorporating LEM, payable over a period of 15 years commencing on January 1, 1998. To date, we have not derived any revenues from LEM. Prof. Figovsky is one of our consultants. In March 2000, we entered into an amended agreement with Prof. Figovsky pursuant to which he surrendered his 49% royalty interest in LEM and the other technologies discussed below for a payment to him of an aggregate of $245,000 plus 54,000 shares of our common stock and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies.

d. COMMERCIALIZATION. Discussions of the potential licensing of LEM are in progress with five companies to the point where samples have been provided to three companies in Germany and two in the U.S. for testing and evaluation.

2. RUBBER CONCRETE (RUBCON)

a. BACKGROUND. RubCon is a technologically advanced, polymer-based, rubberized concrete that utilizes polybutadiene, a polymer derived from liquid rubber, as a binding material for the various aggregates that, together with binders, constitute concrete. In laboratory testing, RubCon has exhibited high degrees of compression, bending and tensile strength, a high degree of water-resistance and a high degree of resistance to aggressive, corrosive chemicals as compared to conventional "cement" concrete. We believe that RubCon has significant potential utility in the manufacture of industrial flooring, equipment operating in aggressive chemical media such as galvanic and electrolysis "baths," foundations, concrete pipes and other underground structures, seismic reinforcement materials, and outdoor structures such as bridges that are routinely exposed to harsh weather and corrosive conditions. Other applications may be for pads in vibration-sensitive machinery such as compressors and pumps.

b. INTELLECTUAL PROPERTY. RubCon is covered under our LEM patent applications.

c. INVESTMENT. RubCon was independently developed by Prof. Figovsky and was acquired by us pursuant to a Technology Purchase Agreement dated January 1, 1998 for a purchase price of $35,000, plus royalties equal to 49% of our net revenues from sales or licenses of any products incorporating RubCon, payable for a period of 15 years commencing on January 1, 1998. As described above, Professor Figovsky's remaining interest has been changed to 1% of gross revenues.

d. COMMERCIALIZATION. Discussions about the manufacture and sale of RubCon are ongoing with seven companies, five of them European. One company in Luxembourg and one in the U.S. are studying samples while additional companies are being contacted. Preliminary contacts in the U.S. chemical transportation industry indicate a possible interest by the Association of American Railroads to test this material for railroad ties.

3. ANTICORROSIVE ADDITIVES FOR POLYMERS - Upgrades chemical resistance characteristics of base polymers.

a. BACKGROUND. Anticorrosive Additives (AAdd) are an innovative approach to creating highly chemical resistant polymer materials. Anticorrosive Additives are specially designed to upgrade the chemical resistance characteristics of base polymers to achieve optimal performance capabilities of materials operating in aggressive environments. AAdd can be mixed into a wide range of polymer materials offering a significant increase in product life and reducing product permeability. These custom-made specialty formulations are designed to meet specific client requirements. When cured with polymer-based materials, AAdd can dramatically improve the capabilities of poly-based materials by upgrading their chemical resistance properties. The additives are inorganic powders that react with aggressive environments into which they are introduced, forming a new phase of high-strength hydrate complexes. This enhanced bonding occurs upon the penetration of aggressive media into the AAdd-containing polymer material. The chemical resistant properties of AAdd are activated by harsh environmental conditions where polymer systems without additives remain defenseless to chemical corrosion.

         AAdd can be mixed into a wide range of polymer materials such as epoxies, polyurethanes, glues, nylons, polyolephines, synthetic rubbers and PVC offering performance-enhancing attributes that increase the value of the end product. We have developed an extensive product range of additives for upgrading the most common polymers against a wide variety of aggressive media including acids, seawater, fluorine, alkalies, and more. AAdd are an effective solution for many applications. More than 80 products have been tested for use in the chemical industry.

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

         Products that have been enhanced with AAdd yield a higher impact strength than products without the additive. In addition, material permeability is reduced significantly - aproximately 15-20 times. The percentages of AAdd mixed with a polymer matrix is relatively low, requiring only a small amount to obtain upgraded resistance characteristics of polymer materials.

b. INTELLECTUAL PROPERTY. We are drafting multiple patents covering various applications of AAdd for filing with the U.S. Patent and Trademark Office.

c. INVESTMENT. AAdd was independently developed by Prof. Figovsky, and was acquired by us pursuant to the Technology Purchase Agreement dated January 1, 1998 referred to above for a purchase price of $15,000 plus royalties equal to 49% of our net revenues from sales or licenses of any products incorporating AAdd, payable for a period of 15 years commencing on January 1, 1998. As described above, Professor Figovsky's remaining interest has been changed to 1% of gross revenues.

d. COMMERCIALIZATION. We have not yet begun any marketing efforts for AAdd.

4. OTHER. The technologies that we purchased from Prof Figovski include four other technologies: a family of specialty glues and technologies identified as Firesil, Kauton and Hypocorr. All of these are in the early stages of their development.

         V. POLYMATE, LTD. Professor Oleg Figovski and Mr. Alex Trossman, our two Israeli consultants, jointly own a company called Polymate, Ltd., which conducts an operation called the Israeli Research Center. The Israeli Research Center consists of a laboratory, employing three to five scientists/ technicians, in the premises of the Ofek Le-Oleh Foundation. The function of the Israeli Research Center is to continue the development of the technologies that we purchased from Prof. Figovski and to supervise the technology incubator companies in which we participate. We provide all of the funding for the Israeli Research Center of Polymate, Ltd. Between January 1, 1998 and December 31, 1999, our cumulative total contribution to Polymate, Ltd., including the compensation of Prof. Figovski and Mr. Trossman but not including technology purchase payments to Prof. Figovski, has amounted to $828,300.

         VI. EMPLOYEES. As of December 31, 1999, we had three full-time officers and one clerical employee in our office in Washington, DC. Since then, two more full time officers have joined us, of whom one works in our Washington, DC office and the other, previously a consultant, works out of his own office in La Jolla, CA. We also have various consulting arrangements with eighteen persons in the United States, Germany, Russia and Israel.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         In the following paragraphs, we will attempt to provide you with a picture of where we stand on each of the technologies on which we are currently working. These technologies are described in detail in Part I, Item 1 of this report.

         We are not a subsidiary of another corporation, entity or other person. We do not have any subsidiaries except to the extent that Israeli research and development companies in which we have invested and in the equity of which we hold a greater than 50% interest may be deemed to be subsidiaries.

EKOR - During the second half of 1999, we launched an effort to identify potential manufacturers in the United States of the base silicon copolymer for our radiation resistant product line. We identified a number of companies, made contacts with them some of them, evaluated their manufacturing potential, and analyzed forms of business agreements. We first selected and began negotiations with two of these companies but ended up following through with one, with which as of the date of this report we are engaged in final negotiations with a view to entering into a preliminary manufacturing agreement for the production of EKOR base silicon copolymer as well as the production of various commercial forms of EKOR. Once this agreement is in place, we plan to arrange for the visit of several of the key Russian scientists to transfer the manufacturing processes. In February 2000, we received an official request from the U.S. Department of Energy's Hanford Nuclear Facility to demonstrate the various forms and applications of the EKOR products to nuclear waste containment, transportation, encapsulation and disposal. The demonstration is scheduled for the second quarter of 2000. In the meantime, in March 2000, we completed a major commercialization milestone with the successful validation of EKOR application techniques within the damaged ChNPP4 nuclear facility at Chernobyl, Ukraine. We expect to expend in 2000 a total on the order of magnitude of $3,500,000 on getting EKOR ready for market, including the payment of consulting fees to and travel expenses for the Russian scientists, testing programs and other documentation, and we look forward to beginning to see some revenue from EKOR sales in 2001.

HNIPU (Hybrid Non-Isocyanate Polyurethane) - Chemonol, Ltd., one of the Israeli incubator companies in which we have invested is developing practical applications for this product, the basic concept for which is one of the technologies that we purchased from Prof. Oleg Figovsky. Chemonol has completed the development of HNIPU as a two-part commercial coatings and paint base. We expect to receive sample quantities of HNIPU paints during 2000 for use in marketing and sales. Moreover, we have under consideration the installation of a pilot plant facility for this and some of our other Israeli technology products to supply larger sample quantities and initial commercial paint products and to demonstrate the production process to potential joint venture partners and licensees. We expect to spend in 2000 on the order of $300,000 on HNIPU-related activities and, if we follow through on the contemplated pilot plant facility, look forward to beginning sales of HNIPU in 2001.

SORBTECH SB-1 (High Capacity Absorbent) - Sorbtech, Ltd., another of the Israeli incubator companies in which we have invested, has completed the development of this high capacity absorbent for petroleum products. We have located in Ukraine a low-cost industrial quantity manufacturer of the extremely fine basalt fibers which, when processed with Sorbtech's proprietary thermal vacuum chemical treatment, produces this absorbent material that does not absorb water but does absorb large quantities of oil. A U.S. environmental supply company has indicated an interest in purchasing some Sorbtech SB-1 for distribution to its customers. Because Sorbtech SB-1, while not expensive to make, is very expensive to ship, we are attempting to identify a manufacturer of basalt fiber that is located closer to the potential market. We expect to spend on Sorbtech SB-1 market development in 2000 on the order of $350,000. We may make some year 2000 sales, which we expect will not be profitable.

RBHM (Rapidly degradable hydrophobic material) - Developed by Rademate, Ltd., another of the Israeli incubator companies in which we have invested, has completed laboratory scale demonstration of this biodegradable coating for paper products. We are currently in the process of identifying potential industrial users to validate the application procedures in an industrial setting. We expect to expend in 2000 on the order of $200,000 and possibly $100,000 in 2001 on the further development and marketing of RBHM and foresee its generating some revenue for us in 2002. Rademate is one of the companies that would participate in the pilot plant facility that we refer to above in the context of HNIPU, if and when we proceed with it.

COBALT AND NICKEL POWDERS - Remptech, Ltd., also an Israeli incubator company in which we have invested, has to its satisfaction completed the development of its proprietary fluoride salt reduction process for making extra fine powders of cobalt and nickel. We have initiated discussions with several firms in different countries for possible joint ventures. It is not possible to forecast the outcome of these discussions at this time. We expect to expend for the marketing of this technology on the order of $10,000 in 2000 and 2001 in the hope that we will begin to derive some benefit from it in 2002.

QAS (Highly stable organomineral polymers based on quarternary ammonium silicates) - This silicate material with excellent fire resistance, high chemical resistance and friendly environmental characteristics is in what we understand to be the final stages of development by Amsil, Ltd., another Israeli incubator company in which we have invested. We estimate that we will expend in 2000 on the order of $170,000 on QAS related activities. If and when we proceed with the pilot plant facility referred to above in the context of HNIPU, Amsil is one of the entities that would participate in it.

CONTINUOUS COMBUSTION SYNTHESIS and CONTINUOUS ACTION REACTOR - Comsyntech, Ltd., the Israeli incubator company in which we have invested and that is developing these processes, has been approached by a manufacturer that is interested in buying its business. Nevertheless, we expect to expend in 2000 on the order of $100,000 on continuing Comsyntech development activities.

OTHER TECHNOLOGIES - In addition to the $245,000 payment that we made to Prof. Figovski in March, 2000 to change his 49% net profit interest in the technologies that we purchased directly from him to a 1% royalty, we expect to spend on these technologies, collectively, on the order of $150,000 in 2000 and $75,000 in 2001. We do not expect to see any benefits from any of these technologies before 2002.

OUR RESULTS OF OPERATIONS

COMPARISON OF 1999 AND 1998

         For the 1999 and 1998 years, we incurred operating losses of $5,151,000 and $3,018,000 respectively. The losses result principally from expenses incurred in the acquisition and development of our technologies, consulting costs, general and administrative expenses and the absence of revenues.

         In 1999 we recognized as revenue $150,000 that we received from the sale of certain technology in a transaction that we discuss further below. We have had no other revenues since inception.

         Research and development expenses increased for 1999 to $1,233,000 from $1,040,000 for 1998. During 1998, we paid $187,500 to Professor Oleg L. Figovsky, Ph.D., in connection with four technology purchase agreements. These payments were charged to research and development expenses during the first quarter of 1998. Research and development expenditures for 1999 included $701,000 related to our continuing investment in six Israeli technology companies and $352,000 for our Russian technologies. Included in research and development expense for 1999 is amortization expense of $134,000 related to our November 1999 purchase of technology rights from KRHL. This transaction is discussed further below. We expect amortization expense related to this asset for 2000 to approximate $1,600,000.

          Consulting expenses increased from $716,000 for the year ended December 31, 1998 to $1,790,000 for the year ended December 31, 1999. The increase in consulting expense resulted principally from an increase in non-cash compensation issued to consultants and members of our Board of Directors.

          Other general and administrative expenses increased to $2,277,000 for year ended December 31, 1999 from $1,263,000 for the year ended December 31, 1998. Costs, aggregating $770,000, related to the Securities Act registration of shares for resale by selling shareholders, including penalties paid to the holders of our convertible debentures for delays in achieving effectiveness of that registration, accounted for most of the $1,014,000 increase. The remainder of the increase is accounted for by a variety of expenses, including increases in rent and personnel costs.

         Other expenses, consisting of interest expense and amortization of deferred and unearned financing costs, decreased from $ 4,796,000 for the year ended December 31, 1998 to $1,342,000 for the year ended December 31, 1999. Amortization of deferred and unearned financing costs decreased from $4,243,000 for 1998 to $297,000 for 1999. The decrease in the amortization of deferred and unearned financing costs is attributable principally to our having fully amortized most of them during 1998 and 1987. Other expenses in 1999 included shares valued at $456,000 that we issued to settle the Dirks Group - National Securities litigation, discussed in Part I, Item 3 of this report.

         It is possible that we may begin to earn revenues in 2000, but any revenues, if recognized, are likely to be more than offset by expenses incurred by us in our continuing efforts to commercialize, sell and market our technologies, as well as the amortization of intangible assets.

COMPARISON OF 1998 AND 1997

         We have had no revenues since our inception.

         For 1998 and 1997, we incurred operating losses of $3,018,000 and $3,663,000, respectively. The losses are principally due to the absence of revenues and to our having incurred the following types of expenses:

      o     the acquisition and development of technologies,

      o     consulting costs, and

      o     general and administrative expenses.

         Research and development expenses increased during 1998 to $1,040,000 from $1,008,000, during 1997. The increase was principally attributable to $185,000 that we paid to Professor Oleg L. Figovsky, Ph.D. to purchase from him five of the technologies that we describe in Part I, Item 1 of this report. This item was charged to research and development expenses during 1998. During the same period, we decreased slightly our funding for development of EKOR and our other technologies. Overall in 1998, development expenditures for the Israeli and Russian technologies aggregated $408,000 and $510,000, respectively, exclusive of consulting fees reported under operating expenses.

          Consulting expenses decreased from $1,393,000 for the year ended December 31, 1997 to $716,000 for the year ended December 31, 1998. The decrease in consulting expense is principally the result of a reduction in the number of consultants engaged during the period and the reduction in consulting fees paid by issuances of shares of our common stock. Other general and administrative expenses for 1998 compared to 1997 remained approximately constant.

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

         o $1,180,000 from a private offering of 3,035,000 shares of our common stock in the fourth quarter of 1999 (these shares were sold at deep discounts from market quotations for outstanding shares because of the large number of shares placed compared with the size of quotations in the market; the trading restrictions on the shares placed; and our precarious financial condition at the time of the placement); and

         o $3,000,000 from the issuance on December 31, 1999 of 1,882,353 shares, and of warrants to buy an additional 200,000 shares, of our common stock to a single investor on December 31, 1999.

         The debentures may be converted into shares of our common stock at beneficial conversion rates based on timing of conversions. During 1999, a debenture holder exercised the conversion right under the November 27, 1997 Convertible Debenture agreement and converted principal of $310,000 and accrued interest of $31,276 into 987,201 shares of our common stock. During 1998, a debenture holder exercised the conversion right under the November 27, 1997 Convertible Debenture agreement and converted principal of $30,000 and accrued interest of $2,194 into 100,002 shares of our common stock. Based on the bid price of our common stock at December 31, 1999, the debentures' principal currently outstanding could be converted into approximately four million shares of our common stock. In January 2000, we reached an agreement with the holders of the convertible debentures pursuant to which we paid all interest arrearages and the holders agreed to a $2.00 per share conversion price floor.

         On January 6, 1999, our then Chairman and the majority convertible debt holder provided $450,000 of short-term financing to us, evidenced by a $50,000 and a $400,000 secured promissory notes, respectively. Each secured promissory note bore interest at 13% per annum and was due January 6, 2000. The promissory notes were collateralized by our intangible assets and could be exchanged for 8% convertible debentures under terms similar to the current outstanding debentures. We repaid the $400,000 note on its due date from the proceeds of the December 31, 1999 $3,000,000 stock and warrant issue. Our former chairman has agreed to convert his $50,000 note plus accrued interest into 200,000 shares of our common stock.

         During 1999, we received a deposit of $150,000 in connection with the proposed sale to Kurchatov Research Holdings Ltd (KRHL) of our sublicensing rights to Resealable Container Systems and TetraPak Containers technologies. Our November 30, 1999 agreement with KRHL provided among other things that KRHL would pay us an additional $350,000 by September 1, 2000 for a complete release of all our rights, except a 6% royalty interest, in these technologies.

         During 1998, our principal sources of cash were the February 1998 and July 1998 debenture offerings from which we derived net proceeds of approximately $3,740,000. Of this amount, $2,000,000 was used to repay a bridge financing that we had received during the previous year, $227,500 was applied to the acquisition of technologies and the remaining funds were used for working capital.

         We are funding the commercialization of EKOR, including variants and product improvements, developed and being developed in Russia by scientists and researchers at Kurchatov Institute and members of Euro-Asian Physical Society
(EAPS). Kurchatov Institute will provide the materials, facilities and personnel to complete the necessary work to commercialize the technologies. We also have agreed in principle to provide funding in connection with the marketing and sale of three of our other technologies. Total expenditures under these programs approximated $1,200,000 during 1998. Our principal source of funding for these expenditures during the year 1998 was the proceeds of the debenture offerings.

         On January 20, 1999, we entered into an agreement to invest $300,000 in exchange for an additional 16% interest in Chemonol, the Israeli research and development company that is developing HNIPU, to give us a total interest in its equity of 36%. The agreement obligated us to make four equal payments of $75,000 on March 1, 1999,July 1, 1999, October 1, 1999 and January 1, 2000. All of these payments have been made. Later in 1999, we agreed to invest during 2000 a further $150,000, which would bring our interest in Chemonol's equity to 52%.

         Around the same time as the organization of Eurotech, our organizers also created another company, Kurchatov Research Holding, Ltd. ("KRHL"). In the organization of KRHL, one of our organizers, who is a former director of ours and at one time our President and who continues to be one of our major shareholders and a consultant to our company, was acting on behalf of the Russian scientists that have developed EKOR and whose continued collaboration in the implementation of our EKOR program was and continues to be considered by us fundamentally important. Accordingly, on August 26, 1996 we entered into an agreement with KRHL pursuant to which we assigned to KRHL a 50% interest in the net profits (after deducting development costs and related expenses attributable to EKOR) derived by us from the sale or licensing of EKOR.

         During 1999, our directors became increasingly concerned about the adverse effects on management and on public investor perception of divided ownership of our most important technology and conflicting objectives between the two companies. We acquired from the organizer the scientists' shares, representing an interest of about 40%, in KRHL, in exchange for which we issued to him, for the benefit of the scientists, 4,530,000 shares of our own common stock valued at $4,841,438. We were, however, unable to acquire privately any other KRHL shares. We thus turned to negotiations with KRHL's Board and influential shareholders with a view to reacquiring undivided ownership of the EKOR license.

         These negotiations resulted in an agreement, dated as of November 30, 1999, pursuant to which KRHL released to us all of its rights in EKOR. For this release, we

         o Released to KRHL all of our interest in the Resealable Container Systems and TetraPak Container technologies, for which we had previously received a $150,000 deposit, for additional consideration of $350,000 payable on or before September 1, 2000; as a result we recognized the $150,000 deposit as revenue;

         o Surrendered to KRHL the shares in it that we had acquired from the organizer;

         o Issued to KRHL 2,000,000 shares of our own common stock valued at $2,137,500.

         o Agreed to pay to KRHL a royalty of 2% on all our sales of EKOR; and

         o Spinneret had previously lent to KRHL $750,000 against convertible notes on which KRHL was in default and on which interest and penalties had accrued. Spinneret expressly consented to our assumption of this liability. Subsequently and before year-end, Spinneret agreed to release us from this liability in exchange for the issuance to Spinneret of 1,000,000 of our common stock, valued at $1,068,750.

         The Technology Rights item on the balance sheet, which will be amortized over five years, results from the sum of the values attributed to these transactions, minus one month's amortization.

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

         As of December 31, 1999, we had a working capital deficit of $2,927,000 and stockholders' equity of $1,146,000, compared with deficits of $1,934,000 and $8,835,000, respectively, at December 31, 1998. The change from a stockholders equity deficiency is attributable principally to the transactions that we entered into during the latter part of 1999 and that we have summarized briefly above. The increase in the working capital deficit was cause by the reclassification of $2,220,000 principal amount of convertible debentures to current liability.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Act Exchange of 1934, the registrant has duly caused this amended Annual Report be signed on its behalf by the undersigned thereunto duly authorized.



                                                    EUROTECH, LTD.



                                                    By: /s/ Don V. Hahnfeldt
                                                       -------------------------
                                                       Don V. Hahnfeldt
                                                       President and CEO

Date:  December 13, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        Person                              Capacity                          Date
        ------                              --------                          ----

/s/ Chad A. Verdi*              Chairman of the Board of Directors       December 13, 2000
----------------------------
    Chad A. Verdi


/s/ Randolph A. Graves, Jr.*    Director, Executive Vice President       December 13, 2000
----------------------------
    Randolph A. Graves, Jr.


 /s/ Don V. Hahnfeldt           Director, President, Chief Executive     December 13, 2000
----------------------------
     Don V. Hahnfeldt


/s/ Jon W. Dowie                Chief Financial and  Accounting Officer  December 13, 2000
----------------------------
    Jon W. Dowie



*By Don V. Hahnfeldt pursuant to power of attorney contained in annual report being amended.


                                            /s/ Don V. Hahnfeldt
                                            --------------------
                                                Don V. Hahnfeldt
                                                Attorney-in-fact

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