Form 10-K
period 2000-12-31
EUROTECH LTD
filed 2001-03-29
CIK 1033030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM ..................... TO ......................

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

Common Stock, $.00025 par value                 American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

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

As of close of business on Friday, March 9, 2001:             $84,215,182

                                     PART I

ITEM 1.  BUSINESS

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

         We are not a subsidiary of another corporation, entity or other person. We do not have any subsidiaries except to the extent that Israeli research and development companies in which we have invested and in the equity of which we hold a greater than 50% interest and an as yet inactive company organized in the United States may be deemed to be subsidiaries.

         Our executive office is located at 10306 Eaton Place, Suite 220, Fairfax, Virginia 22030.

II. EKOR(TM) - SILICON GEOPOLYMERS

1. BACKGROUND. EKOR(TM) was developed jointly by scientists at I.V. Kurchatov Institute, Moscow (Kurchatov) and members of the Euro-Asian Geophysical Society
(EAPS) as a family of materials designed for long-term isolation of hazardous and radioactive materials. As a silicon-based elastomer, EKOR's adhesive properties allow it to stick to a wide variety of wet or dry surfaces and materials. When applied, EKOR(TM) materials surround and "glue down" nuclear or hazardous debris ranging from fine dust to broken fuel rods and, in combination with their fire-resistant and water-proof properties, prevent such debris from migrating by water or as air-borne particles by providing a seal against the transport of radioactive particles and water-soluble radio nuclides. EKOR(TM) materials also possess other highly desirable performance characteristics such as chemical resistance, fire resistance, heat resistance, and resistance to environmental aging and derogation from radiation. Besides its unique combination of performance characteristics, EKOR(TM) comes in multiple product forms and can be applied with a variety of application methods. This allows EKOR(TM) to be used as a solution for a broad spectrum of nuclear and hazardous waste management problems.

     The EKOR(TM) product family's performance characteristics and flexibility of form make it a tool for a broad spectrum of applications. There are five basic forms of EKOR(TM):

     1. Sealer, which can be brushed, poured or sprayed to coat containers or cover contaminated surfaces;

     2. Coating, which can be brushed, poured or sprayed to isolated contaminated facilities or equipment;

     3. Foam, which is pumped in a range of densities to fill crevices, ducts or pipes;

     4. Grout, applied in a pour and mix method, which can be mixed with dry wastes to form an unleachable monolith for transportation or disposal; and

     5. Matrix, applied in a pour and mix method, which can be used with high- and low-level liquid wastes to form an unleachable monolith for transportation or disposal.

         In tests conducted at Kurchatov, EKOR(TM) was shown to be highly resistant to radiation and structural degradation from exposure to radiation. It also proved to be highly fire resistant, waterproof, and capable of being formulated in densities that display considerable structural strength and weight-bearing properties of 100 pounds per square inch. In high-dosage radiation tests EKOR(TM) has met or exceeded all specifications for containment materials developed by the Chernobyl authorities.

          We believe that EKOR(TM) is the most technologically advanced material for comprehensive long-term isolation of both solid and liquid radioactive materials, suppressing radioactive dust and preventing such materials and dust from escaping into the atmosphere and from leaching into and contaminating ground-water supplies. On November 28, 1997, the Ministry of Health of the Russian Federation certified EKOR(TM) and its components as non-toxic, thereby allowing for EKOR's production, delivery, sale and use in the Russian Federation. In March 2000, the Ukrainian government certified EKOR(TM) for use in Ukraine.

         We have successfully transferred the technology to make EKOR(TM) products in the United States. The company's manufacturing partner, NuSil Technologies, is now manufacturing EKOR(TM) components under agreement with us at its facilities in California. This agreement will allow EKOR(TM) materials to be manufactured in volumes sufficient to support initial EKOR(TM) sales both in the USA and outside the USA. We contemplate developing more local production in Europe and Asia as volume increases provide favorable production economics.

         Eurotech recently successfully completed acceptance testing for EKOR(TM) Sealer, the first product form of EKOR(TM) produced in the United States, at independent laboratories in the United States. This acceptance testing is required for EKOR(TM) materials to be used by contractors at Department of Energy (DOE) sites. We will continue to perform testing on additional product forms of EKOR(TM) in 2001. The testing of USA-produced EKOR(TM) products supports the years of development and testing of EKOR(TM) by Kurchatov and EAPS.

         In the meantime, we engaged the Hemispheric Center for Environmental Technology at Florida International University (HCET), an organization that is significantly funded by DOE, to develop training materials, certify applicators and develop spray application equipment specifications. We have taken HCET's specifications and are working with a commercial equipment fabricator to develop a mixing and spray application system that is now at the stage of final testing.

         In March 2001, the EKOR(TM) family of products was presented to waste management professionals from around the world at the annual Waste Management Symposium in Tucson, Arizona. The reception and interest in EKOR(TM) by waste management professionals was excellent. We have been presenting EKOR(TM) for use in variety of applications at DOE sites.

2. INTELLECTUAL PROPERTY. Kurchatov is a pre-eminent nuclear physics and scientific research institute in Russia, which enjoys a position of prestige, sophistication and importance roughly equivalent to that of the Lawrence-Livermore National Laboratory in the United States. EAPS is a professional society of over 5,000 scientists, physicists, and engineers in the former Soviet Union. Under sub-licensing agreements, we are the exclusive global licensee of all right, title and interest (inclusive of all patent and other intellectual property rights) in EKOR(TM). For that license and specified engineering services, we make fixed payments to EAPS at the rate of $120,000 per year until 2005 and our revenues are subject to royalties aggregating to 3% of our EKOR(TM) revenues, increasing in 2005 to 3.1% on certain such revenues. Royalties are payable at the rate of 1% to the intermediate licensee of the EKOR(TM) technology; a further 2% royalty on certain of our EKOR(TM) revenues payable to another entity that until November 30, 1999 owned a 50% interest in the EKOR(TM) sublicense; and, beginning in 2005, a 0.1% royalty on product sales payable to EAPS. On March 23, 1999, the U.S. Patent and Trademark Office issued to EAPS Patent No. 5,886,060 on the process for manufacturing one of the EKOR(TM) compound variants. We do not at this point know whether we will be in a position to file successfully for additional patents on any other aspect of EKOR(TM) and we do not know if additional proprietary technology that we develop will prove patentable.

         In addition to patent protection, we hope also rely on trade secrets and proprietary know-how and technology that we seek to protect primarily by the care that we take in the selection of prospective working partners and collaborators, employees and consultants. We cannot, however, be sure that one or more of these people will not violate the trust that we repose in them, that we would have adequate remedies for any violation, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

         The use of EKOR(TM) is subject to environmental safety laws and regulations pertaining to the safe use and containment of hazardous and nuclear waste. Based on the results of tests conducted at Kurchatov and those performed to date in the United States, we believe that the EKOR(TM) compounds can meet applicable regulations for safe use, containment and storage of hazardous and nuclear materials. It is, however, possible that more stringent or different standards may be adopted or applied in the future, depending on EKOR's intended use, and it is also possible that the standards, if adopted or applied, may materially increase the cost to us of using EKOR(TM) compounds or prevent their use altogether. We are not aware of any other U.S. or foreign laws or regulations that significantly hinder the marketing, sale or use of EKOR(TM) based materials.

3. INVESTMENT. Since our organization through December 31, 2000, we have expended in the aggregate on the order of $26,000,000 on the promotion of EKOR(TM), including costs of materials, testing, and consulting fees and travel expense reimbursements paid to the Russian scientists and others but not including our corporate overhead.

4. COMMERCIALIZATION. With the capability to produce product in the United States, the first commercial use of EKOR(TM) will be the containment of nuclear waste at United States Department of Energy (DOE) locations. In late 2000, in order to decrease time to market, we changed our United States market approach from partnering with and relying on a large contractor to building internal business development and application engineering resources. This approach would put us in a position to support a cross section of contractors and to focus product and application development. Thus, we will work on an unaligned basis with a variety of small and large contractors that have the highest interest in and are the best fit for each potential project.

         Our technical staff will be able to translate product knowledge and actual project experience from one application to the next and work effectively with each contractor's technical staff, where needed providing on-site technical application support to successfully apply EKOR(TM). Since waste management professionals consider the application technology as important as the product's unique performance characteristics, the combination of internal technical staff supporting the contractor's resources provides greater efficiency and confidence for both contractors and DOE staff that the applicable EKOR(TM) variant can meet all their success criteria. As these services provide a value, they also represent a potential source of revenue that should ultimately offset a substantial portion of our technical support costs.

         Using this approach, we are talking with contractors and DOE staff about a variety of projects where EKOR(TM) may be applied. As a result of the Symposium that we mentioned above and our early business development contacts, we anticipate that we will be able to generate a stream of demonstration and small projects that will use different materials of the EKOR(TM) family in a variety of applications. We foresee that the EKOR(TM) portion of prime contracts at DOE locations will generate in 2001 orders or subcontracts for EKOR(TM) in the range of $5,000,000 to $10,000,000. Contract values could be expected to increase over the next two or three years as project size increases with increasing acceptance of the product and application technology.

         Outside the United States, we will use more than one approach to penetrate the global hazardous and environmental waste market. While we will need to provide the technical assistance to specify the best EKOR(TM) product for a specific application and provide technical application assistance, we anticipate a mix of direct participation, as in the United States, and market development agreements. We will seek to select the best market penetration option for a given country or geographic area. While we are working with several organizations, our intention is first to prove the technology at DOE locations and then accelerate global market expansion.

         We expect that one of the early commercial uses of EKOR(TM) outside the United States will be to contain and stabilize the extensive radioactive debris and dust that continues to accumulate and contaminate the environment at Chernobyl Nuclear Power Plant (ChNPP) Reactor 4 in Ukraine. EKOR(TM) application would help mitigate the consequences of the potential structural collapse of the concrete and steel "sarcophagus" that was built over Reactor 4 as an interim containment measure. The rapid deterioration of the sarcophagus, caused by the intense radiation persisting at Reactor 4, has occasioned international concern that without the implementation of effective site containment measures, a second nuclear disaster and possible spread of significant amounts of contaminated dust may occur. To this end, the G-7 group of industrialized nations (the United States, United Kingdom, Italy, France, Canada, Japan and Germany) and Russia have pledged up to U.S. $3.1 billion to assist in a multi-step project of remediating and closing the plant, with approximately U.S. $300 million budgeted for the project's first containment and site stabilization phase. The European Bank for Reconstruction and Development (EBRD) has been put in charge of coordination and management of the formal selection of contractors and technologies to be used in connection with the remediation project. Contractors and technologies are to be determined on the basis of submitted bids, to be passed on by EBRD and management of the ChNPP Reactor 4. EBRD has appointed a consortium of Bechtel, Electricite de France and Batelle to review the technical aspects and feasibility of the various proposals and bids received.

         On April 24, 1997, demonstration of equipment for synthesizing and applying the EKOR(TM) compound was successfully conducted for officials of the Ukraine State Committee on Atomic Energy and the Ukrainian State Construction Company (Ukrstroj) at the Sverdlosk Chimmash manufacturing facility in Ekaterinburg, Russia. We thereupon paid for the construction of industrial-scale machinery for application of the EKOR(TM) compound at ChNPP Reactor 4, based on the application machinery successfully demonstrated on April 24, 1997. Toward the end of 1999, we initiated a joint project with Ukrstroj and the Chernobyl Shelter Project to validate application techniques by actually encapsulating a fuel containing mass on the floor of ChNPP Reactor 4 and by suppressing radioactive dust; this project was completed successfully in March 2000. As a result, the management of the ChNPP Shelter Project has designated EKOR(TM) as a preferred technology for the remediation project and is continuing to develop application technology for the use of EKOR(TM) at Chernobyl. Nevertheless, our receipt of revenues from the ChNPP Reactor 4 project remains subject to the selection of a general contractor for the project, the negotiation of satisfactory arrangements for the release of funds from the EBRD to the general contractor, and our selection by the general contractor as a sub-contractor.

         On December 16, 1998, at the request of EAPS, the EKOR(TM) compound was officially approved by the Russian authorities for use in voice recorders (known as "black boxes"), which are contained in airplanes and record relevant in-flight voice and other in-flight data relative to the aircraft's performance. Approval was granted based on test reports compiled by the Russian authorities. EAPS has successfully fabricated black boxes incorporating EKOR(TM) for delivery to the Russian governmental authorities.

         In 2000, the other parties cancelled the agreement, concluded in 1999, among us, Research Center Julich, a German governmental research institution, Research Center Karlsruhe, a German governmental waste storage center, and another party to provide for their assistance with acceptance testing of the EKOR(TM) compound for use in Germany. While Germany in general and Karlsruhe in particular represent an attractive market, we were not in a position last year to supply the necessary quantities of product and technical support from EAPS.

         We think that we will be establishing a European office late in 2001. While we are currently responding to business requests in Europe, our strategy in Europe is to take advantage of the United States success, put the necessary resources in place and put Eurotech in position to generate contracts in early 2002. Besides capitalizing on credibility from United States success, management believes an effective European presence is necessary for significant success in Europe.

         Asia also represents significant potential nuclear waste and encapsulation business with nuclear countries such as Japan, Taiwan and Korea. Now that we have USA-based EKOR(TM) production and are about to start applications at DOE sites, we are in position to establish meaningful market development agreements in this region. While we will undoubtedly need to make technical resources available in Asia, a market development partner will likely handle the business development and supply chain management. Interest has been expressed and, given the product's acceptance to date, we do not anticipate significant difficulty in finding a suitable partner.

III. ISRAELI TECHNOLOGY START-UP COMPANIES.

         The government of Israel has in place a program pursuant to which an inventor/developer/entrepreneur may submit to the office of the Chief Scientist a proposal to develop specified technology. If the Chief Scientist approves the proposal, arrangements are made pursuant to which (i) an Israeli company is incorporated; (ii) the entrepreneur is allocated initially 50% of the company's equity in exchange for his technology; (iii) a local technology company is brought into the picture as incubator to furnish office and laboratory facilities and support services for a period of two years in exchange for a further 20% of the equity; (iv) a venture capital partner, who is required to invest $60,000, becomes another 20% shareholder; and (v) the remaining 10% of the equity is made available to the start-up company's employees. Upon organization of the start-up company, the Israeli government will make available to it loans of up to $300,000.

         Over the years, we have worked with three Israeli technology incubator companies (TEIC - Technion Entrepreneurial Incubator Co., Ltd; Ofek La'Oleh Jesre'el Valley Initiative Center; and ITEK Incubator for Technological Entrepreneurship, Kiryat Weizmann, Ltd.), which allowed us to act as the venture capital partner in the incubation of the following six start-up companies:

     o CHEMONOL, LTD., which has developed materials and processes for manufacturing hybrid non-isocyanate polyurethane (HNIPU) for use in paints, coatings, adhesives and other industrial applications;

     o SORBTECH, LTD., which has developed a new inorganic sorbent (SB-1) for petroleum product removal;

     o RADEMATE, LTD., which has developed a biodegradable hydrophobic material with application as a packaging coating for the food industry;

     o REMPTECH, LTD., which has developed processes for the production of extra-fine cobalt and nickel powders and a continuous combustion synthesis technology;

     o COMSYNTECH, LTD., which is developing a process for the continuous combustion synthesis of ceramic, composite and intermetallic powders; and

     o AMSIL, LTD., which is developing high-thermostable organomineral polymers.

         All of these companies have completed their two-year incubation periods and are no longer housed by their respective incubators. At the end of 2000 and at the time of this report's preparation, we were concentrating management time and attention to the marketing of EKOR(TM) and the technologies developed by the first two entities named in the above list.

         As provided by Israeli law and regulations, we received initially 20% of each company's common equity in exchange for an initial investment of U.S. $60,000. Subsequently we made or are committed to make further investments in each of them. The current status of our investment in each of these companies is discussed in connection with our further description of the respective technologies.

1. CHEMONOL LTD. (HYBRID NON-ISOCYANATE POLYURETHANE [HNIPU] PROCESSES)

a. BACKGROUND. HNIPU is a hybrid polyurethane that does not involve the toxic isocyanates utilized in the production of conventional polyurethane and that has lower permeability and greater chemical resistance qualities as compared to conventional polyurethane. We believe that these advanced characteristics, in addition to the potential reduced risk from the elimination of isocyanates in its production, make HNIPU superior to conventional polyurethanes in connection with their use in a number of industrial application contexts such as manufacturing automotive components, paints, plastics and truck bed liners; aerospace sealants, industrial adhesives, coatings, flooring, glues; industrial equipment and machinery; and consumer goods such as appliances, footwear, furniture and plastic products.

b. INTELLECTUAL PROPERTY. Chemonol on December 25, 1997 filed an Israeli patent application (122763) on a process to produce HNIPU. Chemonol and Polymate (see below) jointly have filed two process patent applications in Europe (99100586.0-2110 filed on January 14, 1999 and 99114308.2-2102 filed on July 21,
1999). Chemonol and Polymate also filed an international patent application (PCT/IB99/01/01885 filed on November 24, 1999), based on the European applications.

c. INVESTMENT. Chemonol Ltd. is developing manufacturing techniques and applications for HNIPU. We initially invested $60,000 for a 20% ownership in Chemonol, Ltd. During 2000, we invested an additional $265,000, bringing our total investment $630,000, which represents 52% of ownership of the common stock outstanding. Pursuant to a voting agreement with us, Chemonol's principal shareholder has agreed to vote his remaining 40% of Chemonol's equity as directed by us. During 2000 we gave consideration to financing the establishment by Chemonol of its own research and production base in Israel for potential joint ventures for HNIPU, but for the time being that project has been deferred.

d. COMMERCIALIZATION. We are attempting to market HNIPU through one or more license or joint venture agreements with major companies in the United States, Europe and Japan that would either produce HNIPU or function as end users. Several major companies have requested, and have been supplied with, sample HNIPU for evaluation and applications testing. A market analysis performed for us shows that the market for polyurethane coatings and adhesives in the U.S. alone is projected to amount to $8.5 billion by 2005. We are currently focusing on devising ways to transfer the HNIPU technology to the United States. As a way of entering the large polyurethane market, we are seeking to identify a suitable binder production facility while, at the same time, attempting to establish a customer base of paint and coating manufacturers. It is possible that small quantity proof-of-product sales may occur in 2001 as a prelude to larger scale use by paint and coating manufacturers beginning in 2002.

2. SORBTECH, LTD. (SORBTECH SB-1)

a. BACKGROUND. There are many oil spill sorbents available in the market. SB-1 is a new product that can be used to sorb oil. SB-1 is an innovative new sorbent composed of basalt non-woven fabric - an ultra-fine basalt filament. A proprietary process results in extremely high adsorption capacity when compared to existing sorbents currently available in the marketplace.

         Major advantages of SB-1 include:

     o Extremely high adsorption capacity - Common adsorption capacity for products currently in the market range approximately from 0.8 - 30 grams of petroleum products per gram of sorbent weight (gr/gr). SB-1 adsorption capacity ranges from 12 to 82 gr/gr, depending on time and oil viscosity

     o Naturally-occurring mineral - SB-1 itself, if handled in accordance with its prescribed use, is an environmentally clean material

     o   Nonflammable - SB-1 is thermally resistant (up to 700(degree) C)

         SB-1 can be provided in a variety of forms that facilitate the clean-up of petroleum products from the multitude of spill types such as: open sea, harbors, bilges, surface skimming and finishing, large land open surfaces, rail yards, oil pump stations, oil storage depots, airports, soil contamination, industrial areas, machinery, gas stations, etc.

         When SB-1 is applied to a petroleum spill, oil is sorbed, but no water is incorporated, thus increasing the sorbent efficiency and effective life. The extracted oil products can be reused with little, if any, reprocessing.

b. INTELLECTUAL PROPERTY. Sorbtech had applied for patents for oil and waste sorbent and method of manufacturing the same with the U.S. Patent and Trademark Office (09/497,489) on February 4, 2000 and with the Israeli Patent Office (128402) on July 2, 1999. Sorbtech has withdrawn these applications.

c. INVESTMENT. We initially invested $60,000 for a 20% ownership in Sorbtech, Ltd. During 2000, we invested an additional $230,000, bringing our total investment $322,500, which represents 52% of ownership of the common stock outstanding.

d. COMMERCIALIZATION. A major North American sorbent supplier with an international distribution chain has expressed interest in Sorbtech as an adjunct to its existing product line or as a potential new product line. Discussions are in the very early stage and include material being provided for testing and evaluation; it is not possible to predict at this time whether or not these discussions will result in this company committing to the use of Sorbtech. Consequently, management is developing a contingency plan in the event these discussions do not result in a sale of Sorbtech SB-1. In 1999, we entered into an arrangement with an environmental products supplier for it to order and distribute Sorbtech and other products, but this arrangement never resulted in the consummation of any sales and accordingly has been cancelled. We also ordered a quantity of Sorbtech to be produced in Ukraine and shipped to the U.S., but that product has not been sold and remains in warehouse. Also, we have completed a testing regime for Sorbtech SB-1 to qualify and quantify any health, regulatory, environmental and performance issues and the results of these are excellent. Marketing material and material safety data sheets are being revised to reflect the positive results of the testing program.

3. REMPTECH, LTD. (POWDERED METALLURGY TECHNOLOGY)

a. BACKGROUND. Through 2000, we participated in the further research and development of a process, developed by Remptech, to produce extra fine cobalt and nickel powders by recycling materials containing cobalt and nickel. Powdered metallurgy is generally acknowledged as being capable of yielding a product with superior structural, physical and mechanical properties. We believe that the powdered metallurgy process developed by Remptech is technologically advanced and, based on Remptech's research and testing data, is capable of producing cobalt and nickel powders of 99.8% purity and a grain size of 1-2 micro-centimeters. We believe that such purities and grain sizes are significant factors in the manufacture of materials of high quality and internal physical integrity from powdered cobalt and nickel. Cobalt and nickel are among the three naturally occurring elements that display magnetic properties at room temperature and are widely used in metal alloys. Powdered cobalt and nickel are used in a wide variety of industrial applications, including magnetic, electrical and electronic materials and products.

b. INTELLECTUAL PROPERTY. Remptech filed a patent application for powdered metallurgy technology with the U.S. Patent and Trademark Office on July 30, 1998 (60/093,508) and the application is pending. On July 12, 1999, Remptech also filed under the Patent Cooperation Treaty (PCT/IL99/00379).

c. INVESTMENT. We initially invested $60,000 for a 20% ownership in Remptech, Ltd. During 2000, we invested an additional $80,000, bringing our total investment $292,500, which represents 50% of ownership of the common stock outstanding.

d. COMMERCIALIZATION. We have participated in technical discussions with three European companies whose combined share of the world market in cobalt and nickel recovery exceeds 90% and who have expressed interest. To date these discussions have been inconclusive. We have provided samples for testing to two companies in Israel and one in Canada.

4. COMSYNTECH, LTD. (CONTINUOUS COMBUSTION SYNTHESIS [CSS] AND CONTINUOUS ACTION REACTOR)

a. BACKGROUND. With Comsyntech, we participated in the development of two technologies: Continuous Combustion Synthesis (CCS) and Continuous Action Reactor.

     o CSS. During 2000, we participated in the further research and development of a process for the CCS of ceramic, composite and intermetallic powders, including titanium carbide powder, developed by Comsyntech. CCS is a newly devised process utilizing the internal chemical energy of initial reactants in a continuous action reactor, a device being developed by Comsyntech. We believe this process offers competitive advantages (such as increased productivity and lower production costs) over conventional technology. Comsyntech research and testing data indicate that materials produced with the CCS technology have exhibited superior high-thermomechanical properties such as high strength, thermo and wear resistance and good corrosion stability. Based on these properties, we believe that the CCS technology has potentially significant utility in producing ceramic, composite and intermetallic powders with potential commercial application in the production of metal-cutting tools and abrasives, metal alloys, aircraft and automotive combustor, nozzle and turbine parts, piezo- and ferro-electric materials, and surgical instruments.

     o CONTINUOUS ACTION REACTOR (Method for Continuous Combustion Synthesis of ceramic, composite and intermetallic powders). The continuous action reactor offers the competitive advantage of increased productivity and lower production costs relative to conventional high-temperature furnace reactors and powder production processes. One apparatus replaces high-temperature furnaces as well as spraying and grinding equipment. Furthermore, this method offers additional significant advantages including:

             o    RAPID PRODUCTION - large quantities can be quickly produced.
             o LOWER MANUFACTURING COSTS - expensive high-temperature furnaces, complex processes and equipment are eliminated.
             o REDUCED ENERGY CONSUMPTION - energy consumption is greatly reduced.
             o IMPROVED PURITY - mixture purification during synthesis enables high purity materials to be obtained.

b.  INTELLECTUAL PROPERTY

     o CCS. Patent application (127109) for a method of obtaining powders of inorganic compounds under combustion conditions was filed by Comsyntech with the Israeli Patent Office on November 17, 1998 and is pending.

     o CONTINUOUS ACTION REACTOR. A patent application for an apparatus for self-propagating high-temperature synthesis was filed by Comsyntech with the U.S. Patent and Trademark Office (09/535,805) on March 28, 2000 and is pending.

c. INVESTMENT. We initially invested $60,000 for a 20% ownership in Comsyntech, Ltd. During 2000, we invested an additional $200,000, bringing our total investment $292,500, which represents 52% of ownership of the common stock outstanding.

d. COMMERCIALIZATION. In mid-2000, we signed a non-binding letter of intent with a company to sell our entire interest in Comsyntech. This deal, however, has not progressed because so far the parties have not been able to agree on terms.

5. RADEMATE, LTD. (RAPIDLY BIODEGRADABLE HYDROPHOBIC MATERIAL [RBHM])

a. BACKGROUND. Rademate Ltd has developed a cellulose-based, rapidly biodegradable hydrophobic material (RBHM). RBHM is a new, hydrophobic, strong, cheap and completely biodegradable composite material that is environmentally friendly. The idea of RBHM is to improve the properties of both paper and plastic packaging materials. Due to its biodegradable nature, RBHM is an ideal coating for disposable loose fill bags and packages. The material can be used as a commodity in trade, industry and agriculture for a wide range of applications. To date, most attempts to produce biodegradable products for consumers focused on developing plastics that could biodegrade. RBHM approaches biodegradable products from the other direction - making cellulose-based material with the same physical properties as plastic, except the material biodegrades completely in the same time as regular paper bags.

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

     o Relatively Low Cost -- The main obstacle to widespread use of biodegradable polymers has been cost. Biodegradable polymers are traditionally significantly more expensive than commodity polymers. The high costs involved in the production of biodegradable polymers means that they cannot compete favorably with conventional polymers. RBHM does not have the cost barriers that are characteristic of all the other biodegradable plastics. This high cost deterred the widespread adoption of biodegradable plastics in major consumer application. As RBHM is a cellulose-based material, it should be only insignificantly more expensive to produce than paper itself. Currently available degradable materials, on the other hand, can cost twice as much.

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

b. INTELLECTUAL PROPERTY. Rademate applied for patents for hydrophobic biodegradable cellulose-containing material with the U.S. Patent and Trademark Office (09/401,197) on September 23, 1999 and with the Israeli Patent Office (126306) on September 23, 1998; both applications are pending.

c. INVESTMENT. We initially invested $60,000 for a 20% ownership in Rademate, Ltd. During 2000, we invested an additional $370,000, bringing our total investment $460,000, which represents 52% of ownership of the common stock outstanding.

d. COMMERCIALIZATION. In 1999 and 2000, we engaged in discussions with a paper coatings manufacturer for production of the material in the U.S. These discussions have not progressed as we would desire. A field test conducted at the manufacturer's facility identified aspects of RBHM that needed refinement in order to make it practicable to produce for widespread commercial use. Rademate is currently addressing the areas that were identified in the field test. Also, samples have been sent to more than 30 companies worldwide that have indicated an interest in RBHM and that might be potential users.

6. AMSIL, LTD. (HIGHLY STABLE ORGANOMINERAL POLYMERS)

a. BACKGROUND. Organomineral polymers based on quaternary ammonium silicates
(QAS) are a new kind of silicate material with excellent adhesion properties to hydrophilic and hydrophobic surfaces, high chemical resistance, fire resistance and are environmentally compatible. QAS have superior properties in comparison to epoxy resins and traditional silicates, including: high adhesion to metallic and concrete surfaces; extreme stability in water; thermostability to 2000(degree) K; resistance to corrosion and erosion; and excellent mechanical characteristics.

         Professor Figovsky has advised us that QAS may be used as ammonia compounds; as biocides; in textiles as textile softeners for home use; as the final rinse in the washing machine; as a rinse after shampooing, as emulsifiers; in metal working - as additives to acid used in the cleaning and pickling of steel to prevent hydrogen corrosion; in road building, as bentonite treatment; in oilfields; as antistatic in polymers - e.g., in PVC belting; for the preparation of excellent quality toner; as components in special systems of water purification; as components in self-setting aqueous mixtures for the manufacture of chemically resisting materials; as additives in concrete and coatings; in structure-directing agents, e.g., for the synthesis of molecular sieves with high-modulus silica; in silicate salts - for blends of hydrophilic medical use; as raw material for preparation of organosilanes; with aggregated titanium pigment products containing QAS - for pigment preparation; as silicates, anti-corrosion coating of different surfaces (metals, concrete, wood, etc.); as fire-protection coating; and for specific application as glue.

b. INTELLECTUAL PROPERTY. With respect to QAS, Amsil has pending four patent applications, two in the United States (09/438,542 filed November 12, 1999 and 09/501,140 filed February 9, 2000) and two in Israel (128282 filed January 24, 1999 and 129977 filed May 16, 1999).

c. INVESTMENT. We initially invested $60,000 for a 20% ownership in Amsil, Ltd. During 2000, we invested an additional $230,000, bringing our total investment $322,500, which represents 52% of ownership of the common stock outstanding.

d. COMMERCIALIZATION. Currently, we are calling QAS to the attention of industry through our web site and professional contacts, as a result of which we have received expressions of interest from companies that included small regional producers and one large multinational conglomerate.

IV. TECHNOLOGIES PURCHASED FROM PROF. FIGOVSKY

1. HYBRID NON-ISOCYANATE POLYURETHANE (HNIPU)

a. BACKGROUND. We described the HNIPU technology above in our discussion of Chemonol Ltd.

b. INTELLECTUAL PROPERTY. U.S. Patent Number #6120905 on HNIPU was issued to us September 19, 2000. We also filed under the Patent Cooperation Treaty (PCT/US99/13413) on June 15, 1999.

c. INVESTMENT. HNIPU was independently developed by Prof. Figovsky and was acquired by us pursuant to a Technology Purchase Agreement dated January 1, 1998 for a purchase price of $75,000, plus royalties equal to 49% of our net revenues from sales or licenses of any products incorporating HNIPU, payable over a period of 15 years commencing on January 1, 1998. To date, we have not derived any revenues from HNIPU. Prof. Figovsky is one of our consultants. As of February 27, 2000, we entered into an amended agreement with Prof. Figovsky pursuant to which he surrendered his 49% royalty interest in HNIPU and the other technologies discussed below for a payment to him of an aggregate of $235,000 and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies.

d. COMMERCIALIZATION. See the discussion above with respect to Chemonol, Ltd.

2. LIQUID EBONITE MATERIAL ("LEM")

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

c. INVESTMENT. LEM was independently developed by Prof. Figovsky and was acquired by us pursuant to a Technology Purchase Agreement dated January 1, 1998 for a purchase price of $15,000, plus royalties equal to 49% of our net revenues from sales or licenses of any products incorporating LEM, payable over a period of 15 years commencing on January 1, 1998. As described above, Prof. Figovsky's remaining interest has been changed to 1% of gross revenues.

d. COMMERCIALIZATION. Discussions of the potential licensing of LEM were conducted with five companies. Samples were provided to three companies in Germany and two in the U.S. for testing and evaluation. To date, these discussions have not resulted in any tangible progress toward a sale, and we no longer consider these to be viable contacts. At the end of 2000 and at the time of this report's preparation, we were not devoting any management time or attention to the marketing of this technology.

3. RUBBER CONCRETE (RubCon)

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

d. COMMERCIALIZATION. We have done limited marketing for the manufacture and sale of RubCon. One company in Luxembourg and one in the U.S. are studying samples while additional companies are being contacted. Preliminary contacts with U.S. industry indicate a possible interest by the Association of American Railroads to test this material for railroad ties. At the end of 2000 and at the time of this report's preparation, we were not devoting any management time or attention to the marketing of this technology.

4. ANTICORROSIVE ADDITIVES FOR POLYMERS - Upgrades chemical resistance characteristics of base polymers

a. BACKGROUND. Anticorrosive Additives (AAdd) are an innovative approach to creating highly chemical resistant polymer materials. AAdd are specially designed to upgrade the chemical resistance characteristics of base polymers to achieve optimal performance capabilities of materials operating in aggressive environments. AAdd can be mixed into a wide range of polymer materials offering a significant increase in product life and reducing product permeability. These custom-made specialty formulations are designed to meet specific client requirements. When cured with polymer-based materials, AAdd can dramatically improve the capabilities of poly-based materials by upgrading their chemical resistance properties. The additives are inorganic powders that react with aggressive environments into which they are introduced, forming a new phase of high-strength hydrate complexes. This enhanced bonding occurs upon the penetration of aggressive media into the AAdd-containing polymer material. The chemical resistant properties of AAdd are activated by harsh environmental conditions where polymer systems without additives remain defenseless to chemical corrosion.

         Prof. Figovsky has represented to us that AAdd can be mixed into a wide range of polymer materials such as epoxies, polyurethanes, glues, nylons, polyolephines, synthetic rubbers and PVC, offering performance-enhancing attributes that increase the value of the end product; that he has developed an extensive product range of additives for upgrading the most common polymers against a wide variety of aggressive media including acids, seawater, fluorine, alkalies, and more; and that AAdd is an effective solution for many applications.

b. INTELLECTUAL PROPERTY. No patent activity is presently underway. We own whatever intellectual property rights and patent rights in AAdd that may be available.

c. INVESTMENT. AAdd was independently developed by Prof. Figovsky, and was acquired by us pursuant to the Technology Purchase Agreement dated January 1, 1998 referred to above for a purchase price of $45,000 plus royalties equal to 49% of our net revenues from sales or licenses of any products incorporating AAdd, payable for a period of 15 years commencing on January 1, 1998. As described above, Prof. Figovsky's remaining interest has been changed to 1% of gross revenues.

d. COMMERCIALIZATION. We have not yet begun any marketing efforts for AAdd.

5. FIRESIL - FIRE PROTECTION ORGANOMINERAL COATING - Fire-stop for residential and commercial application

a. BACKGROUND. Firesil is an environmentally compatible fire-stop material with good adhesion properties to hydrophilic and hydrophobic surfaces and exhibits excellent fire resistance, thermostability and good water resistance.

b. INTELLECTUAL PROPERTY. The Company owns the intellectual property rights to this technology. An Israeli patent application was filed in January 2000. This application is pending.

c. INVESTMENT. Firesil was independently developed by Prof. Figovsky, and was acquired by us pursuant to an amended agreement with Prof. Figovsky dated as of February 27, 2000 for a purchase price of $5,000 as part of a larger transaction pursuant to which he surrendered his 49% royalty interest in HNIPU, LEM, RubCon, AAdd and Poly-D additives for a payment to him of an aggregate of $235,000 and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies.

d. COMMERCIALIZATION. The Company has made the Firesil product available through its web site, direct mailings, and limited marketing activities. One North American Company has communicated a possible interest in licensing the Firesil material, and we are following up on this expression of interest.

6. KAUTON - An oil and gas industry pipeline specialty coating

a. BACKGROUND. Kauton is an advanced semi-ebonite two-component liquid rubber based coating for corrosion protection of oil and gas pipelines. It contains specialized anticorrosion components and has vulcanization temperature 50% less than conventional liquid ebonite materials. Kauton would provide enhanced protection to weld joints of large diameter pipelines.

b. INTELLECTUAL PROPERTY. The Company owns the intellectual property rights to this technology.

c. INVESTMENT. Kauton was independently developed by Prof. Figovsky. We acquired a 99% interest pursuant to an agreement with Prof. Figovsky dated as of February 27, 2000 for a purchase price of $5,000 pursuant as part of a larger transaction pursuant to which he surrendered his 49% royalty interest in HNIPU, LEM, RubCon, AAdd and Poly-D additives for a payment to him of an aggregate of $235,000 and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies.

d. COMMERCIALIZATION. At present, we are not engaged in the marketing of Kauton.

7. HYPOCORR - Specialized water-based crack-resistant coating

a. BACKGROUND. Hypocorr is a water-based crack-resistant coating based on chlorine-sulphonated polyolifines with novel cross-linked agents. As such this coating is believed to be more environmentally friendly at half the expense of conventional crack resistant coatings.

b. INTELLECTUAL PROPERTY. We own the intellectual property rights to this technology. A U.S. patent application was filed in February 2000 and is pending.

c. INVESTMENT. Hypocorr was independently developed by Prof. Figovsky. We acquired a 99% interest pursuant to an agreement dated as of February 27, 2000 for a purchase price of $5,000 as part of a larger transaction pursuant to which he surrendered his 49% royalty interest in HNIPU, LEM, RubCon, AAdd and Poly-D additives for a payment to him of an aggregate of $235,000 and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies.

d. COMMERCIALIZATION. At present, we are not engaged in the marketing of Hypocorr.

8. POLYDIENE URETHANE ADHESIVES - Electronic glues for ruggedized applications

a. BACKGROUND. Polymeric adhesives are widely used in the electronic industry, mainly to protect electronic devices against conditions of vibration and impact, which can prevent the devices from functioning as designed. Our advanced polydiene urethane based (Poly-D adhesives) are specially designed to perform under rugged conditions. Poly-D adhesives used in conjunction with soldering increase the reliability of electronic devices by providing components with excellent environmental stability and improved reliability. Other noteworthy attributes include:

     o Non-corrosive - limited to no corrosion of the bonded electronic components

     o   Non-adsorbent - will not be sorbed into the components or substrate

     o Non-reactive - completely non-reactive toward electric isolation during and after hardening

     o Non-disruptive - low internal stress to remain non-disruptive to electronic parts

b. INTELLECTUAL PROPERTY. Poly-D additives are protected through U.S. Patent #5880203. Additional international patent protection activities were recently halted.

c. INVESTMENT. Poly-D adhesives were independently developed by Prof. Figovsky acquired by us pursuant to a technology purchase agreement dated January 1, 1998 for a purchase price of $15,000, plus royalties equal to 49% of our net revenues from sales or licenses of any products incorporating Poly-D adhesives, payable over a period of 15 years commencing on January 1, 1998. As of February 27, 2000, we entered into an amended agreement with Prof. Figovsky pursuant to which he surrendered his 49% royalty interest in HNIPU, LEM, RubCon, AAdd and Poly-D additives for a payment to him of an aggregate of $235,000 and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies.

d. COMMERCIALIZATION. We are marketing Poly-D adhesives through our web site and direct industry requests. Presently, no additional marketing activities are envisioned. Market analysis indicates a highly specialized niche market with limited potential to provide adequate return on investment that would justify more aggressive marketing activities. We propose to attempt to license or sell this technology in its entirety.

V. POLYMATE, LTD.

         Professor Oleg Figovsky and Mr. Alex Trossman, our two Israeli consultants, jointly own a company called Polymate, Ltd., which conducts an operation called the Israeli Research Center. The Israeli Research Center consists of a laboratory, employing other scientists/ technicians, in the premises of the Ofek La'Oleh - Jesre'el Valley Initiative Center. The function of the Israeli Research Center is to continue the development of the technologies that we purchased from Prof. Figovsky and to supervise the technology start-up companies in which we participate. We provide all of the funding for the Israeli Research Center of Polymate, Ltd. Professor Figovsky and Mr. Trossman are presently compensated by us as consultants. Their original consulting agreements have expired, but their renewal agreements are in the process of negotiation and in the meantime, our Board has resolved to continue their compensation. Peter Gulko, one of our major shareholder and an advisor to our Board, plays a significant role in the management of our relationship with Messrs, Professor Figovsky and Mr. Trossman, with Polymate and with the development of our Israeli technologies.

VI. CRYPTO.COM INC. - SECURE COMMUNICATIONS

1. BACKGROUND. In February 2000, we organized Crypto.Com Inc. as a Delaware corporation to develop cryptographic systems for secure communication. At that time, we entered into a one-year employment/development contract, extendable by us, with a mathematician-inventor, in which he agreed to develop such a system and which would restrict his ability to work on relate products even if the contract was not extended. In January 2001, we extended this agreement for an additional twelve-month period. The inventor believes that he can develop the mathematical concepts that can produce a series of secure communication products. The products' use would vary depending on the level of security and speed of the cryptographic system. The inventor's goal is to produce a product that allows secure communication. Secure communications is a growing market that is fueled by the growth of the Internet, by business use of intranets and by the growth of global electronic communications, all of which result in electronic movement of remotely processed corporate files used in multiple locations. The products when developed will be targeted to the appropriate commercial entities. As in the case of all start-up development efforts, there can be no assurance that any commercially viable products will result from our development efforts.

2. INTELLECTUAL PROPERTY. Although in the development stage, the potential intellectual property assets will be protected by trade secrecy laws. The Company has entered into confidentiality agreements with the parties directly involved in the development process. Should commercially viable products be developed, we will then decide whether to patent one or more inventions or to continue to rely on trade secrecy.

3. INVESTMENT - In 2000, in addition to committing $10,000 to Crypto.Com, Inc.'s capital, we spent $220,462 to support the development of its technology. Assuming the development process continues successfully, we anticipate spending in 2001 between $500,000 and $750,000 for the account of Crypto.Com, Inc. We own 70 % of the equity of Crypto.Com, Inc., the inventor owns 20% and our consultant who put us in touch with the inventor owns 10%.

4. COMMERCIALIZATION - The need for secure communications at varying speeds and security levels is a rapidly growing market. Increasing computer power and software continue to defeat low-level and difficult-to-break cryptographic systems and thus increase the value and need for effective absolutely secure communications and higher speed cryptographic systems, which are difficult to break. The commercialization model depends on the speed and level of security of the inventor's mathematical concepts. We envision that we would license to many different companies any product successfully developed.

     When we started Crypto.Com, we were under the impression that a patentable system could be produced by the 2000 calendar year-end. That timing has proved optimistic and we focused the inventor on the development of the necessary underlying mathematical concepts of the cryptographic systems that the inventor envisions rather than the development of the complete cryptographic system. In the latter part of 2000 we put together a multi-disciplinary team (cryptography, mathematics and internet security) of third party experts to evaluate and make recommendations on the development of the technology.

     The inventor has now developed mathematical concepts that our third party experts have and continue to evaluate in an iterative development process with the inventor. At this point in the process our third party experts believe, though they cannot yet assure us, that the inventor's mathematical concepts have promise and may have the potential to produce commercially valuable cryptography. We are routinely evaluating the development process from the perspectives of both a go/no-go decision and at what point is it more efficient to bring in outside resources to develop the cryptographic system around the mathematical concepts. It is only after a cryptographic system is in hand that we can start a formal validation process.

     While it is difficult to schedule breakthroughs in the underlying mathematical concepts of a cryptographic system, we expect to complete our evaluation shortly. If the decision is to go forward, we will move to develop the cryptographic system and encode the system. Because of the nature of the work, however, it is possible that we would complete this work only in late 2001. Then, if our experts are confident in the work completed at that time, we will start preliminary discussions with appropriate entities. We would also begin a validation process that, assuming positive results, would take an additional four to six months. The validation process could take longer if it indicates system weaknesses that require improvements. While validation costs are variable, we estimated that validation will cost about $300,000 out of the total projected investment discussed above.

VII. EMPLOYEES

          As of December 31, 2000, we had four full-time officers and two full-time clerical employees in our corporate office in Fairfax, Virginia. We had three other full-time employees working outside the corporate office; one officer who works out of his own office in La Jolla, California, one employee who works in Maryland, and one employee who works in Pennsylvania. Since then, we have hired for a full-time senior management position one person who was previously a consultant. As of December 31, 2000, we also had various consulting arrangements with 26 persons in the United States, Germany, Russia and Israel, including the person who has since become an officer.

         None of our employees is covered by a collective bargaining agreement. We consider our employee relations to be satisfactory and have not experienced any labor problems.

ITEM 2. PROPERTIES

         For our corporate headquarters, we rent an office suite with 7,861 square feet of space in Fairfax, Virginia under a lease that expires 2005 and calls for the payment of a monthly rent, including certain taxes and utilities, of $18,670, subject to customary escalation. We also pay the rent on executive, sales, and representative offices in Richland, WA and Haifa, Israel, the rentals for all of which total monthly to about $1,448. Until March 31, 2001, we also continued to pay $2,800 monthly rent on our former executive office in Washington, DC which we vacated September 1, 2000 but which the landlord was unable to lease.

ITEM 3. LEGAL PROCEEDINGS

         We were not a party to any legal proceedings that were pending on December 31, 2000, nor were we then or are we now aware of any threatened legal proceedings that would involve us.


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         No matters were put to a vote of our securities holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TRADING MARKET

         Since September 1, 2000, our common stock has been listed and traded on the American Stock Exchange under the symbol EUO. Prior to that date, our common stock was traded on the NASDAQ Electronic Bulletin Board under the symbol EURO.

NUMBER OF SHAREHOLDERS OF RECORD

         As of December 31, 2000, we had 395 shareholders of record.

DIVIDENDS

         To date we have not declared or paid any dividends on our common stock. Our present plan is to retain earnings, if any, for use in our business.

MARKET PRICE

         The following table sets forth the quarterly high and low selling prices of (for periods since September 1, 2000), or high and low closing bid prices for (for earlier periods) our common stock:

                                                      SALE OR CLOSING BID
                                                     --------------------
                                                      High           Low
                                                     -----          -----
         1999
         ----
January 1 through March 31                           1.125           .300
April 1 through June 30                              1.000           .620
July 1 through September 30                          1.560           .750
October 1 through December 31                        3.200           .960

         2000
         ----
January 1 through March 31                           7.030          2.190
April 1 through June 30                              5.310          3.250
July 1 through September 30                          6.125          3.000
October 1 through December 31                        3.625          1.125


Sources: American Stock Exchange and Bloomberg, LLC

         The foregoing data for periods prior to September 1, 2000 represent prices between dealers and do not include retail mark-ups, mark-downs or commissions, nor do such data represent actual transactions.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected data as of December 31, 1999 and 2000 and for the years ended December 31, 1998, 1999 and 2000 are derived from and should be read in conjunction with our audited financial statements and accompanying notes included in response to Item 8 below. The data presented below should also be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Response to Item 7 below.

STATEMENT OF OPERATIONS DATA

                                                                   December 31
                                                                   ------------
                                                       1998            1999            2000
                                                   -------------   -------------   -------------

REVENUES                                           $          0    $    150,000    $    350,000
                                                   -------------   -------------   -------------
OPERATING EXPENSES
     Research and development                         1,039,591       1,442,571       4,619,928
     Consulting fees                                    293,323         477,746       1,125,477
     Compensatory element of stock issuances
     pursuant to consulting agreements                  422,200       1,312,679         925,717
     Other general and administrative expenses        1,263,174       2,067,728       3,449,288
                                                   -------------   -------------   -------------
TOTAL OPERATING EXPENSES                              3,018,288       5,300,724      10,120,410
                                                   -------------   -------------   -------------

OPERATING LOSS                                       (3,018,288)     (5,150,724)     (9,770,410)
                                                   -------------   -------------   -------------
OTHER EXPENSES
      Interest expense                                  552,971         588,024         102,379
     Amortization of deferred and unearned
      financing costs                                 4,242,884         297,286               0
     Litigation settlement - in shares of stock               0         456,278               0
                                                   -------------   -------------   -------------
TOTAL OTHER EXPENSES                                  4,795,855       1,341,588         102,379
                                                   -------------   -------------   -------------
NET LOSS                                           $ (7,814,143)   $ (6,492,312)   $ (9,872,789)
                                                   =============   =============   =============
BASIC AND DILUTED LOSS PER SHARE                   $       (.40)   $       (.27)   $      (0.23)
                                                   =============   =============   =============
WEIGHTED AVERAGE COMMON SHARES USED IN BASIC AND
DILUTED LOSS PER SHARE
                                                     19,323,098      24,477,178      42,750,339
                                                   =============   =============   =============

BALANCE SHEET DATA

                                                           December 31
                                                          -------------
                                                        1999          2000
                                                   -------------  -------------

Working capital (deficiency)                       $ (2,926,993)  $  2,116,838
Total assets                                         11,519,844     11,017,263
Total liabilities                                    10,374,204      5,164,543
Deficit accumulated during development stage        (30,737,906)   (40,610,695)
Total shareholders' equity (deficiency)               1,145,640      5,852,720

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is a discussion of our financial condition, results of our operations and liquidity. This discussion should be read together with our financial statements and notes included in this report in response to Item 8 below.

         Certain information in this report, including the following discussion, may include forward-looking statements. The forward-looking statements are subject to risks and uncertainties. Therefore, actual results could differ materially from current expectations. Among the factors that could affect our actual results and could cause these results to differ from those foreseen in our forward-looking statements are:

    o We may run out of money before we begin to generate cash flow from operations.
    o We may not in fact be able to sell EKOR(TM) in significant quantities and may never find a way to commercialize our other technologies.
    o We have a limited operating history and, therefore, little history on which to base any forecasts.
    o We have incurred substantial operating losses and risk never making any money.
    o Shareholders face substantial dilution of their equity ownership percentage if more of our convertible debentures are converted, if more of our outstanding warrants are exercised, or if more of the shares that we have issued during 2000 are repriced or if we have to issue more shares to raise capital. The extent of potential dilution depends significantly on the market price of our outstanding shares.
    o There is a risk that the market will not accept any or many of our products and technologies.
    o We face unknown environmental liability risks and we don't carry environmental liability insurance.
    o Environmental regulation in various countries may prevent the cost-effective application of some or all of our technologies.
    o We may be subject to significant competition and the existence or development of preferred technologies, which may keep us from selling our products and technologies at a profit or at all.
    o Our proprietary technology and patents may not give us adequate protection, so that others may be able to develop similar technologies or may not allow us to apply our technologies, either at all or without paying license fees.
    o The chances of our coming close to our forecasts depend on the efforts of a small number of key personnel and consultants who are not bound to stay with us.

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

         We are not a subsidiary of another corporation, entity or other person. We do not have any subsidiaries except to the extent that Israeli start-up companies in which we have invested and in the equity of which we hold a greater than 50% interest, and a not yet activated U.S. company that we control, may be deemed to be subsidiaries.

EKOR(TM) - During 2000, we completed successfully the transfer to NuSil Technologies, our California-based manufacturing partner, of the technology to produce the EKOR(TM) base silicon copolymer as well as to produce various commercial forms of EKOR(TM). The technology transfer involved the visit to NuSil of several of the key Russian scientists who had developed EKOR(TM) originally and the initial testing by them of the resulting product. This process took longer than we had foreseen and as a result we did not spend in 2000 as much money on US-based testing and other measures required to ready EKOR(TM) products for market as we had projected in last year's annual report. In February 2000, we received an official request from the U.S. Department of Energy's Hanford Nuclear Facility to demonstrate the various forms and applications of the EKOR(TM) products to nuclear waste containment, transportation, encapsulation and disposal. In March 2000, we completed a major commercialization milestone with the successful validation of EKOR(TM) application techniques within the damaged ChNPP 4 nuclear facility at Chernobyl, Ukraine. During 2000, we spent about $1,000,000 on various EKOR(TM) related activities, bringing our total investment in EKOR(TM) to about $26,000,000. We expect to expend in 2001 a total on the order of magnitude of $1,500,000 on consulting fees, testing, application procedures development, application equipment development dedicated staff resources, and other expenses related to the marketing of EKOR(TM) products. We continue to look forward to beginning to see some revenue from EKOR(TM) sales in 2001.

HNIPU (Hybrid Non-Isocyanate Polyurethane) - Chemonol, Ltd., is one of the Israeli start-up companies in which we have invested. Chemonol has completed the development of HNIPU, the basic concept for which is one of the technologies that we purchased from Prof. Oleg Figovsky, that can be incorporated into commercial coatings, paints and adhesives, while continuing to work on the development of variants of this product. During 2000, we received from Chemonol sample quantities of HNIPU paints for use in marketing. At one point we considered financing the installation in Israel of a pilot plant for this and some of our other Israeli technology products in order to position ourselves to supply larger sample quantities and initial commercial products and to demonstrate the production process, but this project has been deferred. The approach that we are now taking with respect to HNIPU is to attempt to identify in the USA suitable binder production facility to which the technology for making HNIPU precursors could be transferred, with a view to sales of the resulting products to paint and coating manufacturers for incorporation in polyurethane paints, coatings and adhesives. During 2000, we invested an additional $265,000 in Chemonol, bringing our total investment to $630,000, which represents 52% of ownership of the common stock outstanding. We expect to spend in 2001 on the order of $300,000 on HNIPU-related activities and to begin to record some revenues, but because of the postponement of the Israeli pilot plant facility we do not expect to see any major HNIPU sales before 2002.

SORBTECH SB-1 (High Capacity Adsorbent) - Sorbtech, Ltd., another of the Israeli companies in which we have invested, has completed the development of this high capacity sorbent for petroleum products. We have located in Eastern Europe a low-cost manufacturer of the extremely fine basalt fibers which, when processed with Sorbtech's proprietary thermal vacuum chemical treatment, produces this adsorbent material with sorbtive capacity significantly greater than current polypropylene sorbents on the market. At one point in 2000 a U.S. environmental supply company indicated an interest in purchasing some Sorbtech SB-1 for distribution to its customers, but that contract has been terminated. In 2000, we ordered a batch to be manufactured in Eastern Europe and shipped to the United States, where it remains in a warehouse. In addition, a sample ordered from Israel by our then U.S. distributor was handled improperly by its customer and thus rendered ineffective. Since then, we have engaged an internationally respected authority in the oil spill remediation industry to design and implement a comprehensive testing program. The results of this test campaign quantified that Sorbtech SB-1, when properly used, presents no health hazards, is landfill disposable in virgin form, evidences superior sorbtive capability and may be legally sold in all 50 states.

         Because the cost of shipping Sorbtech SB-1, as a ratio of its market value, is very high, we are attempting to identify a domestic manufacturer of basalt fiber. None of the numerous basalt fiber manufacturers in the U.S. has at this time the capability to produce the unique fiber necessary for Sorbtech SB-1. To achieve the necessary production, we may need to form a joint venture with a manufacturer that would be interested in installing a dedicated production line.

         During 2000, we invested an additional $230,000 in Sorbtech, bringing our total investment to $322,500, which represents 52% of ownership of the common stock outstanding. In 2000, we spent on Sorbtech SB-1, including the activities discussed above but not including any allocation of corporate overhead or additional investment, on the order of $40,000 and we expect to spend on Sorbtech SB-1 production and market development in 2001 about $350,000. We might have sales in 2001, which we expect will not be profitable.

RBHM (Rapidly biodegradable hydrophobic material) - Developed by Rademate, Ltd., another of the Israeli start-up companies in which we have invested, has completed laboratory scale demonstration of this biodegradable coating for paper products. During 2000, an industrial scale demonstration was performed in the U.S.; this test identified areas for improvement, which are being addressed. During 2000, we invested an additional $370,000 in Rademate, bringing our total investment to $460,000, which represents 52% of ownership of the common stock outstanding. We expended on RBHM in 2000 on the order of $20,000 and may spend on further development and marketing of RBHM on the order of $100,000 in 2001. It is unlikely that we will see any RBHM revenues before 2002. Rademate is one of the companies that would participate in the pilot plant facility that we refer to above in the context of HNIPU, if and when we proceed with it.

COBALT AND NICKEL POWDERS - Remptech, Ltd., also an Israeli company in which we have invested, has to its satisfaction completed the development of its proprietary fluoride salt reduction process for making extra fine powders of cobalt and nickel. We have initiated discussions with several firms in different countries for possible joint ventures. It is not possible to forecast the outcome of these discussions at this time. During 2000, we invested an additional $80,000 in Remptech, bringing our total investment to $292,500, which represents 50% of ownership of the common stock outstanding. We expect to expend for the marketing of this technology about $10,000 in 2001 in the hope that we will begin to derive some benefit from it in 2002.

QAS (Highly stable organomineral polymers based on quarternary ammonium silicates) - This silicate material with excellent fire resistance, high chemical resistance and friendly environmental characteristics is in what we understand to be the final stages of development by Amsil, Ltd., another Israeli company in which we have invested. During 2000, there were several credible expressions of interest in QAS from industry, and we are engaged in discussions with one firm to initiate performance evaluation in 2001. During 2000, we invested an additional $230,000 in Amsil, bringing our total investment to $322,500, which represents 52% of ownership of the common stock outstanding.

CONTINUOUS COMBUSTION SYNTHESIS and CONTINUOUS ACTION REACTOR - Comsyntech, Ltd., the Israeli company in which we have invested and that is developing these processes, has been approached by a manufacturer that is interested in buying its business. During 2000, we invested an additional $200,000 in Comsyntech, bringing our total investment to $292,500, which represents 52% of ownership of the common stock outstanding. Whether or not we sell Comsyntech, we expect to expend in 2001 about $100,000 on continuing Comsyntech development activities.

         In summary, during 2000, we increased our total investment in the six Israeli start-up companies by $1,375,000 bringing our total investment to $2,320,000.

OTHER ISRAELI TECHNOLOGIES - In addition to the $235,000 payment that we made to Prof. Figovski in March, 2000 to change his 49% net profit interest in the technologies that we purchased directly from him to a 1% royalty, we spent on these technologies, collectively, about $150,000 in 2000 and expect to spend on them about $75,000 in 2001. We do not expect to see any benefits from any of these technologies before 2002. We refer you to the description of our business in Part I, Item 1 of this report for a description of each of these technologies, there identified as

    o   Firesil
    o   Polydiene Urethane Adhesives (Poly-D Adhesives) - Electronic Glues
    o   Kauton
    o   Hpocorr
    o   Anticorrosive Additives for Polymers (AAdd)
    o   Liquid Ebonite Mixtures (LEM)
    o   Rubber Concrete (RubCon)

CRYPTO.COM, INC. - This company, organized as a Delaware corporation, is owned to the extent of 70% by us and 20% by the mathematician-inventor with whom we entered in February 2000 into an employment/development agreement and 10% by our consultant who put us in touch with the mathematician-inventor. We have made an initial investment of $10,000 in this company but it is not yet active as such. Under the employment/development agreement, we have paid to the mathematician-inventor a total of $60,000. When the inventor completes his work, which may be toward the latter part of 2001, and our evaluator validates the results, we may move forward with further development. We expended about $220,000 in 2000. We project a total year 2001 investment in Cryto.Com, Inc. of in the range of $500,000 to $750,000, including the cost of the validation process that we estimate at around $300,000.

OUR RESULTS OF OPERATIONS

COMPARISON OF 2000 AND 1999

         For the 2000 and 1999 years, we incurred operating losses of $9,770,000 and $5,151,000 respectively. The losses result principally from expenses incurred in the acquisition and development of our technologies, consulting costs, general and administrative expenses and the absence of revenues.

         In 2000 and 1999 we recognized as revenue $350,000 and $150,000 respectively that we received from the sale of certain technology in a transaction that we discuss further in Note 3 to our Financial Statements. We have had no other revenues since inception.

         Research and development expenses increased for 2000 to $4,620,000 from $1,443,000 for 1999. Research and development expenditures for 2000 included $1,405,000, including expenses, related to our continuing investment in six Israeli technology companies and $565,000 for our Russian technologies. Included in research and development expense for 2000 is amortization expense of $1,610,000 related to our November 1999 purchase of technology rights from the company now called Advanced Technology Industries, Inc. (ATI). This transaction is discussed in Note 3 to our Financial Statements. We expect amortization expense related to this asset for 2001 to approximate $1,600,000.

         We are funding the commercialization of EKOR(TM), including variants and product improvements, developed and being developed in Russia by scientists and researchers at Kurchatov Institute and members of Euro-Asian Physical Society (EAPS). During 2000, we paid consulting fees to and travel expenses for several EAPS members to arrange for EKOR(TM) performing testing at Chernobyl in Ukraine and to transfer the key EKOR(TM) technology to our manufacturing partner in California.

          Consulting expenses increased from $1,790,000 for the year ended December 31, 1999 to $2,051,000 for the year ended December 31, 2000. The increase in consulting expense resulted principally from hiring more consultants and increased fees.

          Other general and administrative expenses increased to $3,449,000 for year ended December 31, 2000 from $2,068,000 for the year ended December 31, 1999. Costs, aggregating $600,000, related to the marketing and management to commercialize our technologies. The remainder of the increase is accounted for by a variety of expenses, including increases in rent and personnel costs, including salary increases and bonuses.

         Other expenses, consisting of interest expense and amortization of deferred and unearned financing costs, decreased from $1,342,000 for the year ended December 31, 1999 to $102,000 for the year ended December 31, 2000. Amortization of deferred and unearned financing costs decreased from $297,000 for 1999 to $0 for 2000. The decrease in the amortization of deferred and unearned financing costs is attributable principally to our having fully amortized such costs during 1999, 1998, and 1997. In addition, through conversion and repayments we reduced our interest bearing debt during 2000 by $3,510,000.

         We expect that we will begin to earn revenues in 2001, but any revenues, if recognized, are likely to be more than offset by expenses incurred by us in our continuing efforts to commercialize, sell and market our technologies, as well as the amortization of intangible assets.

COMPARISON OF 1999 AND 1998

         For the 1999 and 1998 years, we incurred operating losses of $5,151,000 and $3,018,000 respectively. The losses result principally from expenses incurred in the acquisition and development of our technologies, consulting costs, general and administrative expenses and the absence of revenues.

         In 1999 we recognized as revenue $150,000 that we received from the sale of certain technology in a transaction that we discuss further in Note 3 to our Financial Statements. Prior to 1999, we have had no revenues since inception.

         Research and development expenses increased for 1999 to $1,443,000 from $1,040,000 for 1998. During 1998, we paid $187,500 to Professor Oleg L. Figovsky, Ph.D., in connection with four technology purchase agreements. These payments were charged to research and development expenses during the first quarter of 1998. Research and development expenditures for 1999 included $701,000 related to our continuing investment in six Israeli technology companies and $352,000 for our Russian technologies. Included in research and development expense for 1999 is amortization expense of $134,000 related to our November 1999 purchase of technology rights from ATI.

          Consulting expenses increased from $716,000 for the year ended December 31, 1998 to $1,790,000 for the year ended December 31, 1999. The increase in consulting expenses resulted principally from an increase in non-cash compensation issued to consultants and members of our Board of Directors.

          Other general and administrative expenses increased to $2,068,000 for year ended December 31, 1999 from $1,263,000 for the year ended December 31, 1998. Costs, aggregating $770,000, related to the Securities Act registration of shares for resale by selling shareholders, including penalties paid to the holders of our convertible debentures for delays in achieving effectiveness of that registration; this accounted for most of the $1,014,000 increase. The remainder of the increase is accounted for by a variety of expenses, including increases in rent and personnel costs.

         Other expenses, consisting of interest expense and amortization of deferred and unearned financing costs, decreased from $ 4,796,000 for the year ended December 31, 1998 to $1,342,000 for the year ended December 31, 1999. Amortization of deferred and unearned financing costs decreased from $4,243,000 for 1998 to $297,000 for 1999. The decrease in the amortization of deferred and unearned financing costs is attributable principally to our having fully amortized most of them during 1998 and 1987. Other expenses in 1999 included shares valued at $456,000 that we issued to settle a lawsuit.


LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, our primary sources of working capital have been the net proceeds of:

    o   $842,000 from a limited offering of our common stock;

    o $2,000,000 from a bridge financing completed in 1996 and subsequently repaid;

    o   $3,000,000, $3,000,000 and $1,000,000 from private placements of our 8%
        convertible debentures completed November, 1997, February, 1998 and July, 1998, respectively;

    o $450,000 from a secured financing obtained in January 1999 and repaid in January 2000;

    o $2,508,000 from a private offerings of 7,205,000 shares of our common stock during the year ended 1999 (these shares were sold at deep discounts from market quotations for outstanding shares because of the large number of shares placed compared with the size of quotations in the market; the trading restrictions on the shares placed; and our precarious financial condition at the time of the placement);

    o $2,832,000 from the issuance on December 31, 1999 of 1,882,353 shares, and of a warrant to buy an additional 200,000 shares, of our common stock to a single institutional investor on December 31, 1999;

    o $6,000,000 from the issuance on March 2, 2000 of 1,200,000 shares of our common stock to the same investor; and

    o $9,500,000 (later increased to $10,750,000) from the issuance on April 25, 2000 of 2,000,000 shares, and of a warrant to buy an additional 500,000 shares, of our common stock to the same investor.

         We expect to receive by March 31, 2001 another $3,000,000 from the same investor for the issuance to it of a further 1,333,333 shares. All of the shares issued to this investor in 2000 and expected to be issued in March 2001 were and are subject to repricing; that is, the investor has the right to have additional shares issued to it to the extent that during specified periods the market price of our outstanding shares is not at least equal to a specified price in excess of the original issue price. Pursuant to this commitment, we issued to this investor in 2000 additional 741,085 shares and, based on the market price of our outstanding common stock at December 31, 2000, we estimate issuing to this investor over the course of 2001 an additional 2,000,000 shares related to our March 2000 financing (which will be finalized during April - June 2001) and 6,500,000 shares related to our April 2000 financing (which will be finalized during July 2001 - February 2002). The 2000 financial statements reflect an accrual of 8,500,000 shares.

         As part of the December 31, 1999 transaction pursuant to which we issued 1,882,353 shares, and a warrant to buy an additional 200,000 shares, of our common stock for $3,000,000, the investor agreed to permit us to sell to it additional shares of common stock, over time and subject to certain conditions, for up to a total of $25,000,000, subsequently amended to a total of $75,000,000. We believe that this commitment provides us with sufficient resources to launch us on a revenue-producing track.

CONVERTIBLE DEBENTURES

         During the years ended December 31, 1999, debenture holders converted $410,000 of principal and $161,788 of accrued interest into 1,204,665 shares of common stock.

         During the year ended December 31, 2000, the obligation under convertible debentures totaling $902,276 was satisfied for cash payment of $451,138 and issuance of 289,655 shares of common stock valued at $451,138.

         During the year ended December 31, 2000, the obligation under convertible debentures dated July 1998 of $900,000, plus accrued interest of $123,600, was satisfied by the issuance of 965,661 shares of common stock.

         During the year ended December 31, 2000, the obligation under convertible debentures dated November 1997 of $2,160,000, plus accrued interest of $117,120, was satisfied by the issuance of 827,412 shares of common stock.

         We paid in cash after maturity the remaining $500,000 principal amount of this series the November 1997 convertible debentures, together with accrued interest of $43,000. The remaining debentures may be converted into shares of our common stock at beneficial conversion rates based on timing of conversions and the market price of our outstanding shares at the time of conversion. Based on the bid price of our common stock at December 31, 2000, the debentures' principal, currently outstanding, could be converted into approximately two million shares of our common stock.

SECURED FINANCING

         On January 6, 1999, the holder of most of our then outstanding convertible debentures and Dr. David Wilkes, then our Chairman, between them provided $450,000 of short-term financing to us, evidenced by a $50,000 and a $400,000 secured promissory notes, respectively. Each secured promissory note bore interest at 13% per annum and was due January 6, 2000. The promissory notes were collateralized by our intangible assets and could be exchanged for 8% convertible debentures under terms similar to the current outstanding debentures. We repaid the $400,000 note on its due date from the proceeds of the December 31, 1999 $3,000,000 stock and warrant issue. Dr. Wilkes converted his $50,000 note plus accrued interest into 200,000 shares of our common stock.

TREASURY STOCK

         During 2000, we expended a total of $8,477,721 to repurchase for the treasury 3,531,976 previously issued shares of common stock, in of which we spent $4,350,000 to buy 2,500,000 shares in the private transactions described further in Note 11 to our Financial Statements. and the balance of which we spent to buy 1,131,976 shares in the market.

SUMMARY OF WORKING CAPITAL AND STOCKHOLDERS' EQUITY

         As of December 31, 2000, we had a working capital of $2,117,000 and stockholders' equity of $5,853,000, compared with a working capital deficit of $2,927,000 and stockholders' equity of $1,146,000 as of December 31, 1999. The improvement in both stockholders equity and working capital deficiency is attributable principally to funding under our equity line and the conversation of debt into common stock in 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of December 32, 2000, we had no exposure to market risk associated with activities in derivative financial instruments, other financial instruments, or derivative commodity instruments because we did not engage in any such activities during the past fiscal year or, indeed, since our organization.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         We submit with this report the financial statements and related information listed in the Index to Financial Statements on page F-1 following this report's signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL AND ACCOUNTING DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Following are the names and ages of and certain other information about our current directors, whose terms expire upon election of their successors at the next annual meeting of our stockholders:

         CHAD A. VERDI, 34, IS THE CHAIRMAN OF OUR BOARD OF DIRECTORS, A MEMBER OF ITS AUDIT COMMITTEE, AND A PAID CONSULTANT. He has been a member of our Board of Directors since April 2, 1999. He sits on the board of directors of several corporations. He acts as a financial consultant to corporations in diversified industries. He has raised funds for start-up companies, and has developed two New England corporations into highly successful retail businesses. His sizable commercial real estate developments and holdings and recent entrepreneurial transactions include major acquisitions and sales of various entities. Mr. Verdi is CEO of two companies headquartered in New England whose valuation has increased ten-fold under his stewardship. He was formerly the CEO of Coastal Food Services & Provisions Inc. and Coastal Food Service Companies (1988 - 2000) located in Cranston, Rhode Island.

         DR. RANDOLPH A. GRAVES, JR., 62, IS A MEMBER OF OUR BOARD OF DIRECTORS AND OUR EXECUTIVE VICE PRESIDENT. He has been a member of our Board of Directors from our incorporation to January 23, 1998 and again since February 4, 1999 to the present. He is a consultant to the aerospace, computing and small business communities through Graves Technology, a company he founded in 1991. He currently serves on the Business Advisory Board of a start-up Internet game development company. From 1963 to 1980, Dr. Graves was employed by NASA's Langley Research Center in a number of research and research management positions before moving to NASA Headquarters where he served as Director of Aerodynamics from 1980 to 1989. He served on numerous managerial and technical panels and committees including a member of the White House's Federal Coordinating Council on Science Engineering and Technology Subcommittee on High Performance Computing from 1983 to 1989, and as NASA's member of NATO's Advisory Group on Aerospace Research and Development Fluid Dynamics Panel from 1984 to 1989. Dr. Graves holds B.S. and M.S. degrees in Mechanical Engineering from Virginia Tech, a Doctor of Science degree in Mechanical Engineering from George Washington University, and a M.S. degree in Management from Stanford (Sloan Fellowship).

         DON V. HAHNFELDT, 57, IS A MEMBER OF OUR BOARD OF DIRECTORS AND OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER. He has been a member to our Board of Directors since January 15, 2000. He joined the Company on July 7, 1999 following a twenty-nine year career in public and government service. From September 1998 to July 1999, Mr. Hahnfeldt served as City Manager of Sunnyside, Washington. Prior to that he served in the U.S. Navy, retiring in July 1998 as the Commodore of a Trident Submarine squadron. Mr. Hahnfeldt received a B.S. in Business Administration from Roosevelt University, an equivalent M.S. in Nuclear Engineering from the U.S. Navy Nuclear Power School, an M.S. in Operations Research from the Navy Post Graduate School, and an M.P.A. from Valdosta State University.

         SIMON NEMZOW, 79, IS A MEMBER OF OUR BOARD OF DIRECTORS AND THE CHAIRMAN OF ITS AUDIT COMMITTEE. He was elected to our Board of Directors at the 1999 Annual Stockholders' Meeting. He is a retired investor and businessman.

         DR. LEONID KHOTIN, 70, IS A MEMBER OF OUR BOARD OF DIRECTORS AND A MEMBER OF ITS AUDIT COMMITTEE. He was elected to our Board of Directors at the 1999 Annual Stockholders' Meeting. Since 1986, he has been a researcher at the University of California's Center for Slavic and East European Studies. Since 1981, he has been the Editor-in-Chief, Informatics and Prognistics, Publishing House, Monterey, California.

EXECUTIVE OFFICERS

         Following are the names and ages of and certain other information about our executive officers:

         DON V. HAHNFELDT IS OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER under an employment agreement that expires November 5, 2002. For Mr. Hahnfeldt's background, see "Directors" above.

         DR. RANDOLPH A. GRAVES, JR., IS OUR EXECUTIVE VICE PRESIDENT under an employment agreement that expires January 1, 2002. For Dr. Graves' background, see "Directors" above.

         JEFFREY W. STEPHEN, 49, IS OUR SENIOR VICE PRESIDENT AND CHIEF OPERATING OFFICER under an employment agreement that expires May 3, 2003. He joined the Company in May 2000 after four years as COO and Executive Vice President of HP Hood, Inc., a diversified manufacturing, distribution and marketing business. Prior to his employment by Hood, he ran his own consulting firm, engaged in product positioning, market assessment, acquisition and divestiture, competitive assessment and market entry across a wide variety of industries. Prior to his consulting work, he worked eleven years for Allied Signal where he held a variety of finance, marketing and business development positions. Mr. Stephen holds a B.S. in accounting from Boston College and an MBA from the Wharton School of the University of Pennsylvania.

         JON W. DOWIE, 54, IS OUR VICE PRESIDENT, TREASURER AND CHIEF FINANCIAL OFFICER under an employment agreement that expired February 6, 2001. He joined the Company in February 2000 after serving as Vice President, Finance, and CFO for Research Planning, Inc., from September 1997. Prior to that, he served as Controller for Automation Research Systems Ltd. from August 1992. He is a Certified Public Accountant and a Certified Government Financial Manager. He holds a B.S. in Accounting and an MBA from Murray State University, and is a Doctor of Business Administration candidate in Information Systems, Finance, and Marketing at Mississippi State University.

         EDMUND B. FROST, 58, IS OUR CORPORATE SECRETARY; he has served in this position since October 12, 2000, on an interim basis. He is a member of the law firm of Leonard Hurt Frost Lilly & Levin PC, which firm's Washington DC office is retained as our corporate counsel.

CERTAIN SIGNIFICANT EMPLOYEES

         Following are the names and ages of and certain other information about key employees who have and we expect will make significant contributions to the development of our business:

         TEOFIL GROCHOWSKI, JR., 40, IS OUR DIRECTOR OF BUSINESS DEVELOPMENT under an employment agreement that expires August 28, 2001. He joined us in August 2000 after serving as Director, Department of Engineering Programs with NUKEM from 1998. Prior to that, he was a consultant and strategic advisor for Duke Engineering and Services from 1997 to 1998. From 1986 to 1997, Mr. Grochowski held various program management and business development positions with BWX Technologies.

         PAUL CHILDRESS, 54, HAS BEEN APPOINTED TO BE OUR GENERAL MANAGER, NUCLEAR AND ENVIRONMENTAL DIVISION, effective January 1, 2001, under a month-to-month employment agreement. We hired Mr. Childress as a nuclear waste business development consultant in February of 2000. Prior to that, he was with B & W Services, a provider of nuclear products and services to government and industry, here and abroad.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any other persons who own 10% or more of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our stock. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended on December 31, 2000, all such Section 16(a) filing requirements were met except the following: (1) Chad A. Verdi was inadvertently late in filing a Form 5 report for 2000 regarding his initial ownership of Eurotech common stock;
(2) Simon Nemzow was inadvertently late in filing an annual report (Form 5); (3) Leonid Khotin was inadvertently late in filing an annual report (Form 5); (4) Edmund B. Frost was inadvertently late in filing an initial report (Form 3); and
(5) Michael L. Thomas, a former officer, was inadvertently late in filing a report (Form 4) of a purchase of our common stock.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION SUMMARY

         The following table shows the compensation of the Chief Executive Officers and the two other officers whose compensation in 2000 exceeded $100,000. No executive officer or other employee was compensated in excess of $100,000 during 1998 or 1999.

                                  SUMMARY COMPENSATION TABLE
                                         Annual Compensation                     Long-term Compensation
---------------------------------- ------- ------------ --------------- ------------------- ------------------
               (a)                                                             (e)          (f) Restricted
            Name and                (b)        (c)           (d)           Other Annual     Stock  and Stock
       Principal Position           Year    Salary($)      Bonus($)      Compensation($)    Option Awards (#)
---------------------------------- ------- ------------ --------------- ------------------- ------------------
Don V. Hahnfeldt,                     -
President and CEO (1)              1999         50,000                                                300,000
                                   2000        142,231          78,000                                100,000
---------------------------------- ------- ------------ --------------- ------------------- ------------------
Randolph A. Graves, Jr.,           1998          5,000
President and CEO (1998) and          -
Executive VP (since 1/1/00) (2)       -
---------------------------------- ------- ------------ --------------- ------------------- ------------------
John McNeil Wilkie, President      1998         70,000                                                100,000
and CEO (3)                           -
                                      -
---------------------------------- ------- ------------ --------------- ------------------- ------------------
Peter Gulko, President and CEO     1998         15,000
(4)                                   -
                                      -
---------------------------------- ------- ------------ --------------- ------------------- ------------------
Frank X. Fawcett, President and       -
CEO (5)                            1999         44,000                                                42,600
                                      -
---------------------------------- ------- ------------ --------------- ------------------- ------------------
Jeffrey W. Stephen,                   -
Senior Vice President and COO (6)     -
                                   2000        103,385                              80,621            325,000
---------------------------------- ------- ------------ --------------- ------------------- ------------------
Jon W. Dowie,                         -
Vice President, Treasurer and         -
CFO (7)                            2000         99,385          30,000                                 10,000
---------------------------------- ------- ------------ --------------- ------------------- ------------------
(Notes regarding the above-listed executives follow)

(1) Mr. Hahnfeldt is our current President and CEO, serving since July 15, 1999. He was initially paid a salary of $104,000 per year, beginning on the date on which he was employed by us and took office as President. He also received a five-year warrant to purchase 50,000 shares of our common stock at $1.00 per share. On September 1, 1999, Mr. Hahnfeldt was awarded, under the 1999 Stock Option Plan, an option to purchase 150,000 shares at $.71. Effective November 5, 1999, Mr. Hahnfeldt entered into a three-year employment contract with us that provides for base compensation in the first contract year of $104,000; in the second contract year, the sum of that amount plus the bonus awarded to him in the first contract year; and in the third contract year, that amount plus the bonus awarded to him in the second contract year. The bonus to which Mr. Hahnfeldt is entitled in each contract year is an amount, not to exceed 50% of base salary, determined by applying to that year's base salary the percentage by which the market price of our common stock had increased between the beginning and the end of the contract year. The first contract year ended on November 5, 2000, but no bonus was paid to Mr. Hahnfeldt which respect to that year because he deferred his bonus of $78,000. In addition, for each contract year Mr. Hahnfeldt will be issued a five-year warrant to purchase 100,000 shares of our common stock for $1.00, $2.00 and $3.00 per share, successively. Effective July 1, 2000, our Board of Directors increased Mr. Hahnfeldt's salary to $3,000 per week.

(2) Dr. Graves was our President and Chief Executive Officer from May 2, 1995 until January 23, 1998, receiving an annual salary of $77,374 for 1996 and 1997. On September 1, 1999, Dr. Graves was awarded, under the 1999 Stock Option Plan, an option to purchase 150,000 shares at $.71. On January 1, 2000, Dr. Graves was appointed as our Executive Vice President, at an initial annual salary of $60,000; on July 1, 2000, his annual salary was increased to $100,000.

(3) Mr. Wilkie was our President and Chief Executive Officer from July 21, 1998 until December 31, 1998, receiving an annual salary $130,000.

(4) Mr. Gulko was our President and Chief Executive Officer from January 26, 1998 until July 21, 1998; his compensation for service as President and CEO during that period was $15,000.

(5) Mr. Fawcett was our President and Chief Executive Officer from January 6, 1999 until July 15, 1999, receiving an annual salary $140,000.

(6) Mr. Stephen is our current Senior Vice President and Chief Operating Officer, having joined us on May 3, 2000. During 2000, his annual salary was $160,000, and we paid him $80,621 in connection with his move and relocation to Eurotech headquarters. During 2000, Mr. Stephen was issued ten-year non-qualified stock options to purchase a total 325,000 shares of our common stock.

(7) Mr. Dowie is our current Vice President, Treasurer and Chief Financial Officer, having joined us on February 7, 2000. He was initially hired at an annual salary of $100,000 and was granted an initial bonus of 10,000 shares of our common stock and $10,000 cash. His annual salary was increased to $140,000 on September 15, 2000, and he was awarded a bonus of $20,000.

OPTION GRANTS IN THE LAST FISCAL YEAR

         The following table provides information concerning grants of options to purchase of shares of our Common Stock made during the year ended December 31, 2000 to the executive officers named in the above compensation table.

------------------------ --------------- -------------- ---------- ------------------- ---------------------
                           NUMBER OF      % OF TOTAL
                             SHARES         OPTIONS
                           UNDERLYING     GRANTED TO     EXERCISE                            GRANT DATE
                            OPTIONS       EMPLOYEES IN    PRICE                                PRESENT
         NAME               GRANTED       FISCAL YEAR   PER SHARE    EXPIRATION DATE          VALUE (3)
------------------------ --------------- -------------- ---------- ------------------- ---------------------
Don V. Hahnfeldt (1)            100,000      18.8%          $2.00      11/5/2005             $220,300
------------------------ --------------- -------------- ---------- ------------------- ---------------------
Jeffrey W. Stephen (2)           25,000      4.7%           $1.00       5/2/2010             $120,850
                                100,000      18.8%          $2.50       5/2/2010             $480,300
                                100,000      18.8%          $3.00       5/2/2010             $479,500
                                100,000      18.8%          $3.50       5/2/2010             $478,800
------------------------ --------------- -------------- ---------- ------------------- ---------------------

(1) As of November 5, 2000, Mr. Hahnfeldt was issued a five-year warrant to purchase 100,000 shares of our common stock for $2.00 per share.

(2) Mr. Stephen was issued ten-year non-qualified stock options to purchase a total 325,000 shares of our common stock as follows: (i) 25,000 shares at $1.00 per share, exercisable beginning May 3, 2000; (ii) 100,000 shares at $2.50 per share, exercisable beginning May 3, 2001;
         (iii) 100,000 shares at $3.00 per share, exercisable beginning May 3, 2002; and (iv) 100,000 shares at $3.50 per share, exercisable beginning May 3, 2003.

(3) This value was determined using the standard application of the Black-Scholes option methodology using the following assumptions: volatility - 138%; dividend yield - 0.0%; and a risk-free rate of return of 5.8% based on options being outstanding for a five-year term.

OPTION EXERCISES AND 2000 FISCAL YEAR-END OPTION VALUES

         The following table provides information concerning the exercise of stock options during the year ended December 31, 2000 and the value of options held as of such date by the named executive officers.

--------------------- ------------ ----------- --------------------------   --------------------------
                       NUMBER OF
                        SHARES                    NUMBER OF SECURITIES        VALUE OF UNEXERCISABLE
                       ACQUIRED                  UNDERLYING UNEXERCISED       IN-THE-MONEY OPTION AT
                         UPON       VALUE ($)  OPTION AT DEC 31, 2000 (#)         DEC 31, 2000 ($)
        NAME           EXERCISE(#)  RECEIVED   EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
--------------------- ------------ ----------- ------------ -------------   ------------ -------------
Don V. Hahnfeldt                                    50,000                       18,750
                                                   150,000                       99,750
                                                   100,000                       37,500
                                                   100,000                            0
                                                                 100,000                            0
--------------------- ------------ ----------- ------------- ------------ --------------- ------------
Jeffrey W. Stephen                                   25,000                        9,375
                                                                 100,000                            0
                                                                 100,000                            0
                                                                 100,000                            0
--------------------- ------------ ----------- ------------- ------------ --------------- ------------

COMPENSATION OF DIRECTORS

         We have a Board of Directors comprised of five members. Under our By-Laws, directors are elected at the annual meetings of shareholders and hold offices until the next annual meeting of shareholders or until their successors have been elected. We elected our current directors at the Annual Shareholders' Meeting held on June 13, 2000. The current Board's first meeting was held on the same day. During calendar year 2000, our Board of Directors held two actual meetings and took 15 actions by unanimous written consent in lieu of meeting. At the beginning of 2000, the Board was comprised of Dr. David Wilkes (Chairman),

Dr. Randolph A. Graves, Jr. and Chad A. Verdi. Dr. Wilkes retired from the Board on January 15, 2000. The remaining directors replaced him as a director with Mr. Hahnfeldt and as Chairman with Mr. Verdi. Simon Nemzow and Dr. Leonid Khotin joined the Board of Directors on March 18, 2000. On June 13, 2000, the Board of Directors, now consisting of Chad A. Verdi (Chairman), Don V. Hahnfeldt, Randolph A. Graves, Jr., Simon Nemzow and Leonid Khotin, approved compensation for each director of $1,000 per month; on September 7, 2000, this compensation was increased to $1,400 per month. On October 12, 2000, the Board approved for the non-employee directors, Messrs. Verdi, Khotin and Nemzow, compensation of $6,600 per calendar quarter for their services on the Board. The employee members of the Board, Dr. Graves and Mr. Hahnfeldt, receive $3,000 per calendar quarter for their services on the Board. On October 12, 2000, the Board approved issuance of five-year warrants to purchase 25,000 shares of our common stock at $1.00 per share to each of Mr. Nemzow and Dr. Khotin.

         CHAD A. VERDI, the Chairman of our Board of Directors has entered into agreements with us render consulting services to us in the area of corporate finance. For these services, he was compensated at the rate of $1,000 per week, and granted the right through warrants to purchase up to an aggregate of 375,000 shares of our common stock: a five-year warrant issued on October 1, 1999 to purchase 75,000 shares at $1.00 per share; a five-year warrant issued on October 1, 2000 to purchase 75,000 shares at $2.00 per share; a five-year warrant to be issued on October 1, 2001 to purchase 75,000 shares at $3.00 per share; a five-year warrant to be issued on October 1, 2002 purchase 75,000 shares at $4.00 per share; and a five-year warrant to be issued on October 1, 2003 to purchase 75,000 shares at $5.00 per share. On January 1, 2001, the Board approved alternative deferred compensation of $104,000 for 2000 for Mr. Verdi for his services as a full-time consultant and his weekly compensation for these consulting services was increased to $3,000.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         Our current Governance/Compensation Committee members, Simon Nemzow (Chairman), Leonid Khotin, and Chad A. Verdi, were appointed on June 13, 2000. The committee did not meet during 2000 and did not provide a report on executive compensation to our Board of Directors. The Board made all decisions regarding the compensation of the directors and executive officers during 2000 without specific input from that Committee as such.

PERFORMANCE GRAPH

         The following performance chart compares cumulative total return on our common stock (EUO) with the cumulative total return of the AMEX Composite Index assuming an initial investment of $100 beginning December 31, 1995 and reinvestment of any dividends. We did not pay any dividends during this period. Eurotech was first listed on the American Stock Exchange (AMEX) on September 1, 2000, prior to which date the stock was quoted on NASDAQ's Electronic Bulletin Board. The cumulative return values for our stock for December 31, 1996 through December 31, 2000, reflect the four-for-one stock split of June 1, 1996. The indicated year-end values are based on the closing price of the common stock reported in the respective market.

                            [PERFORMANCE GRAPH HERE]
                          [Numbers represented below]

                       '95     '96     '97     '98     '99     '00
                       ---     ---     ---     ---     ---     ---
               EUO     100     3975    800     125     850     550
               AMEX    100     104     124     125     159     163




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows, as of December 31, 2000, the number of shares of our common stock owned beneficially (as defined in Rule 13d-3(d)(1) under the Exchange Act), and the percentage of our total outstanding common stock (as also defined in that Rule) that number represents, by each holder of our common stock who is known to us to have owned beneficially (as so defined in that Rule) more than 5% of our common stock as of that date, and by each of our directors, by each of the executive officers named in the above compensation table, and by our directors and executive officers as a group:


                     NAME AND ADDRESS OF       AMOUNT AND NATURE OF
 TITLE OF CLASS       BENEFICIAL OWNER          BENEFICIAL OWNERSHIP        PERCENT OF CLASS
 --------------       ----------------          --------------------        ----------------
Common stock            Woodward LLC                     3,300,000                7.2%
                        West Bay Road
                        Grand Cayman
                        Cayman Islands

Common stock            Peter Gulko                      3,640,000                8.0%
                        976 Farm Haven Dr.
                        Rockville, MD 20852

                                                    AMOUNT AND NATURE OF
 TITLE OF CLASS         NAME BENEFICIAL OWNER       BENEFICIAL OWNERSHIP     PERCENT OF CLASS
 --------------         ---------------------       --------------------     ----------------
Common Stock             Randolph A. Graves, Jr.                762,500            1.7%

Common Stock             Don V. Hahnfeldt                       600,000            1.3%

Common Stock             Leonid Khotin                           45,000              *

Common Stock             Simon Nemzow                           540,450            1.2%

Common Stock             Chad A. Verdi                          514,803            1.1%

Common Stock             Jon W. Dowie                            11,000              *

Common Stock             Jeffrey W. Stephen                     164,500              *

Common Stock             Directors and Executive              2,638,253            5.8%
                         Officers as a Group
                         (7 Persons)

* Less than one percent ownership

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 2000, we were party to the following transactions with the following persons:

         PETER GULKO, one of the holders of more than 5% of our common stock, was one of our organizers and served us for a time as a director and briefly in 1998 as President. Now one of our consultants, he provides liaison between us and our associates in Russia, Ukraine and Israel. We are currently paying Mr. Gulko for his services as a consultant $10,800 per month. Additionally, during 2000 we purchased from Mr. Gulko, in two transactions, a total of 2,000,000 shares of our common stock for a total of $3,000,000.

         WOODWARD LLC, a Cayman Islands investment fund, is currently a holder of more that 5% of our outstanding common stock. On December 31, 1999, we issued to Woodward 1,882,353 shares of our common stock, together with a five-year warrant to purchase an additional 200,000 shares, for a total consideration of $3,000,000. In connection with that investment, we entered into a series of agreements with Woodward, which provide in summary for the following:

o Our shares issued to Woodward were subject to repricing, which means that if the market price of our shares during certain periods following the effectiveness of the agreement to our registration statement registering for public sale the shares issued and issuable to Woodward dropped significantly below the prices established at the time our original shares were issued to Woodward, we might be required to issue additional compensation for such decline.
o We were required to register under the Securities Act of 1933 200% of the shares, and the shares underlying the warrant, issued to Woodward.
o We had the right, exercisable from time to time within, each time, certain limits, to require Woodward to purchase from us additional shares of common stock for up to a total consideration of an additional $22,000,000 (in 2000, amended to $75,000,000), at prices determined in accordance with a formula related to market quotations for our outstanding shares.

         In March 2000, we issued to Woodward under this commitment another 1,200,000 shares for total proceeds of $6,315,790 and in April 2000, we issued Woodward under this commitment 2,000,000 more shares, together with a warrant to purchase another 500,000 shares, for total proceeds of $11,250,000 plus other consideration. The shares issued in March and April 2000 were and are subject to repricing. We currently have under consideration the issuance to Woodward LLC of another 1,333,333 shares for total proceed of $3,000,000.

         SPINNERET FINANCIAL SYSTEMS, INC. Spinneret Financial Systems, Inc. is a firm of which the brother of Don V. Hahnfeldt, our President and Chief Executive Officer, is the sole owner, director and officer. In connection with the December 31, 1999 financing that we received from Woodward LLC (see above), we paid Spinneret a consulting fee of $150,000. In connection with the March 2000 financing, we paid to Spinneret a further consulting fee of $315,790, and in connection with the April 2000 financing we paid to Spinneret an additional consulting fee of $500,000. Thus, for the entire year of 2000, we had paid to Spinneret a total of $965,790 in consulting fees. We expect to pay to Spinneret 5% of the proceeds of any further financing that we may receive from Woodward LLC in the future, including the $3,000,000 financing currently under consideration.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as a part of this report:

                  1. The financial statements and related information referred to in response to Item 8.

                  2.       The following financial statement schedules:

                           None

                  3. There are filed herewith or incorporated by reference the Exhibits listed in the Exhibit Index that follows the financial statements.

         (b) We filed no Current Reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Act Exchange of 1934, the registrant has duly caused this Annual Report be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EUROTECH, LTD.


                                             By: /s/ Don V. Hahnfeldt
                                                 -----------------------------
                                                 Don V. Hahnfeldt
                                                 President and CEO
Date:  March 27, 2001

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

        Person                              Capacity                         Date

/s/ Chad A. Verdi                Chairman of the Board of Directors       March 27, 2001
-----------------------------
    Chad A. Verdi


/s/ Randolph A. Graves, Jr.      Director, Executive Vice President       March 27, 2001
-----------------------------
    Randolph A. Graves, Jr.


/s/ Don V. Hahnfeldt             Director, President, Chief Executive     March 27, 2001
-----------------------------    Officer
    Don V. Hahnfeldt


/s/ Leonid Khotin                Director                                 March 27, 2001
-----------------------------
    Leonid Knotin


/s/ Simon Nemzow                 Director                                 March 27, 2001
-----------------------------
    Simon Nemzow


/s/ Jon W. Dowie                 Chief Financial and Accounting           March 27, 2001
--------------------------       Officer
    Jon W. Dowie


                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                          INDEX TO FINANCIAL STATEMENTS


                                                                      Page Nos.
                                                                      ---------

INDEPENDENT AUDITORS' REPORT                                             F-2


CONSOLIDATED BALANCE SHEETS                                              F-3
  At December 31, 1999 and December 31, 2000


CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-4
  For the Years Ended December 31, 1998, 1999 and 2000
  For the Period from Inception (May 26, 1995) to
    December 31, 2000


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                       F-5 - F-17
  For the Period from Inception (May 26, 1995) to
    December 31, 2000


CONSOLIDATED STATEMENTS OF CASH FLOWS                                   F-18
  For the Years Ended December 31, 1998, 1999 and 2000
  For the Period from Inception (May 26, 1995) to
    December 31, 2000


CONSOLIDATED NOTES TO FINANCIAL STATEMENTS                           F-19 - F-61

Board of Directors and Stockholders
Eurotech, Ltd.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


We have audited the accompanying consolidated balance sheets of Eurotech, Ltd. and subsidiaries (the "Company") (a development stage company) as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year ended December 31, 2000 and for the period from inception (May 26, 1995) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of the Company as of December 31, 1999 and the related statements of operations, stockholders" equity (deficiency) and cash flows for the years ended December 31, 1998 and 1999 and for the period from inception (May 26, 1995) to December 31, 1999 were audited by Tabb, Conigliaro & McGann, P.C. as of January 1, 2001, and whose report, dated March 27, 2000, expressed an unqualified opinion in those statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eurotech, Ltd. and subsidiaries (a development stage company) at December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period from inception (May 26, 1995) to December 31, 2000, in conformity with generally accepted accounting principles in the United States of America.

The Company is classified as a development-stage company and, to-date, the Company has not generated any substantial revenues from operations (see Note
13).



                                                        GRASSI & CO., CPAs, P.C.

New York, New York
March 23, 2001


                             EUROTECH, LTD. AND SUBSIDIARIES
                              (A Development Stage Company)
                               CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                         ------
                                                                         At December 31,
                                                           -----------------------------
                                                                    1999            2000
                                                           -------------   -------------
CURRENT ASSETS:
  Cash                                                     $  3,547,011    $  2,969,106
  Prepaid expenses and other current assets                         200          62,275
  Subscription receivable (received on March 13, 2001)                -       1,250,000
                                                           -------------   -------------
      TOTAL CURRENT ASSETS                                    3,547,211       4,281,381

PROPERTY AND EQUIPMENT - net of accumulated depreciation         24,750         181,413

OTHER ASSETS:
  Technology rights - net of accumulated amortization of
    $134,128 and $1,743,666 at December 31, 1999 and
    2000, respectively                                        7,913,559       6,304,022
  Organization and patent costs - net of accumulated
    Amortization                                                 24,573          22,820
  Other assets                                                    9,751         227,627
                                                           -------------   -------------
      TOTAL ASSETS                                         $ 11,519,844    $ 11,017,263
                                                           =============   =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES:
  Notes payable                                            $    450,000    $          -
  Accounts payable and accrued liabilities                    3,139,204       1,439,543
  Deferred revenue                                              225,000         225,000
  Current portion of convertible debentures                   2,660,000         500,000
                                                           -------------   -------------
      TOTAL CURRENT LIABILITIES                               6,474,204       2,164,543
                                                           -------------   -------------
CONVERTIBLE DEBENTURES - Less current maturities              3,900,000       3,000,000
                                                           -------------   -------------
      TOTAL LIABILITIES                                      10,374,204       5,164,543
                                                           -------------   -------------
COMMITMENTS, CONTINGENCIES AND OTHER MATTERS
  (Notes 1, 3, 4, 7, 8, 11, 13, and 16)

STOCKHOLDERS' EQUITY:
  Preferred stock - $0.01 par value; 1,000,000 and
    5,000,000 shares authorized at December 31, 1999
    and 2000, respectively; -0- shares issued and
    outstanding                                                       -               -
  Common stock - $0.00025 par value; 50,000,000
    and 100,000,000 shares authorized at December 31,
    1999 and 2000, respectively; 39,399,343 shares
    issued and outstanding at December 31, 1999 and
    54,933,830 shares issued And 51,401,854 outstanding
    at December 31, 2000                                          9,850          13,734
  Additional paid-in capital                                 31,873,696      55,073,429
  Unearned compensation                                               -        (146,027)
  Deficit accumulated during the development stage          (30,737,906)    (40,610,695)
  Treasury stock, at cost; -0- shares at December 31,
    1999; 3,531,976 shares at December 31, 2000                       -      (8,477,721)
                                                           -------------   -------------
      TOTAL STOCKHOLDERS' EQUITY                              1,145,640       5,852,720
                                                           -------------   -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 11,519,844    $ 11,017,263
                                                           =============   =============

The accompanying notes are an integral part of these consolidated financial statements.


                                     EUROTECH, LTD. AND SUBSIDIARIES
                                      (A Development Stage Company)
                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          For the Period
                                                    For the Years Ended December 31,      from Inception
                                       ---------------------------------------------   (May 26, 1995) to
                                                1998            1999            2000   December 31, 2000
                                       -------------   -------------   -------------   -----------------
REVENUES                               $          -    $    150,000    $    350,000        $    500,000
                                       -------------   -------------   -------------       -------------

OPERATING EXPENSES:
  Research and development                1,039,591       1,442,571       4,619,928           9,492,604
  Consulting fees                           293,323         477,746       1,125,477           2,994,094
  Compensatory element of stock
    issuances pursuant to consulting
    and other agreements                    422,200       1,312,679         925,717           4,709,623
  Other general and administrative
    expenses                              1,263,174       2,067,728       3,449,288           8,623,969
                                       -------------   -------------   -------------       -------------
    TOTAL OPERATING EXPENSES              3,018,288       5,300,724      10,120,410          25,820,290
                                       -------------   -------------   -------------       -------------
OPERATING LOSS                           (3,018,288)     (5,150,724)     (9,770,410)        (25,320,290)
                                       -------------   -------------   -------------       -------------
OTHER EXPENSES:
  Interest expense                          552,971         588,024         102,379           1,557,536
  Amortization of deferred and
    unearned financing costs              4,242,884         297,286               -          13,276,591
  Litigation settlement  - in shares
    of stock                                      -         456,278               -             456,278
                                       -------------   -------------   -------------       -------------
    TOTAL OTHER EXPENSES                  4,795,855       1,341,588         102,379          15,290,405
                                       -------------   -------------   -------------       -------------
NET LOSS                               $ (7,814,143)   $ (6,492,312)   $ (9,872,789)       $(40,610,695)
                                       =============   =============   =============       =============
BASIC AND DILUTED LOSS PER SHARE
  (Notes 2 and 11)                     $       (.40)   $       (.27)   $       (.23)
                                       =============   =============   =============
WEIGHTED AVERAGE COMMON SHARES
   USED IN BASIC AND DILUTED LOSS
   PER SHARE (Notes 2 and 11)            19,323,098      24,477,178      42,750,339
                                       =============   =============   =============

        The accompanying notes are an integral part of these consolidated financial statements.


                                     EUROTECH, LTD. AND SUBSIDIARIES
                                      (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                    FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000

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
-------------------------------

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
- ------------------------------

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

        The accompanying notes are an integral part of these consolidated financial statements.


                                     EUROTECH, LTD. AND SUBSIDIARIES
                                      (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                    FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000

                                                                     Common Stock            Additional
                                                   Date of    --------------------------       Paid-in
                                                 Transaction     Shares        Amount          Capital
                                                 -----------  -----------   ------------     -----------
                                                                                (1)
Year Ended December 31, 1996:
-----------------------------

Balance - December 31, 1995                                    9,500,000    $     2,375      $  557,227
                                                    Various
Issuance of stock ($0.25 per share)                01/18/96    1,278,000            320         319,180
Exercise of stock options                          03/22/96      600,000            150               -
Issuance of stock for consulting fees
  ($0.34375 per share)                             05/15/96      160,000             40          54,960
Issuance of stock for consulting fees
  ($0.0625 per share)                              06/19/96    2,628,000            657         163,593
Issuance of stock for consulting fees
  ($0.590625 per share)                            11/12/96    1,500,000            375         885,563
Issuance of stock for consulting fees
  ($1.82 per share)                                   12/96       57,036             14         104,275
Issuance of stock pursuant to bridge
  financing ($1.81325 per share)                               1,500,000            375       2,719,500
Amortization of unearned financing costs                               -              -               -
Repayment by stockholders                                              -              -               -
Net loss                                                               -              -               -
                                                              -----------   ------------     -----------
Balance - December 31, 1996                                   17,223,836    $     4,306      $4,804,298
                                                              ===========   ============     ===========
                                                                              Deficit
                                                                             Accumulated
                                                               Unearned      During the
                                                  Due from     Financing     Development
                                                Stockholders     Costs          Stage            Total
                                                 -----------  ------------   ------------     -----------
Year Ended December 31, 1996:
-----------------------------

Balance - December 31, 1995                      $   (3,000)  $         -    $  (513,226)     $    43,376

Issuance of stock ($0.25 per share)                       -             -              -          319,500
Exercise of stock options                                 -             -              -              150
Issuance of stock for consulting fees
  ($0.34375 per share)                                    -             -              -           55,000
Issuance of stock for consulting fees
  ($0.0625 per share)                                     -             -              -          164,250
Issuance of stock for consulting fees
  ($0.590625 per share)                                   -             -              -          885,938
Issuance of stock for consulting fees
  ($1.82 per share)                                       -             -              -          104,289
Issuance of stock pursuant to bridge
  financing ($1.81325 per share)                          -    (2,719,875)             -                -
Amortization of unearned financing costs                  -       226,656              -          226,656
Repayment by stockholders                             3,000             -              -            3,000
Net loss                                                  -             -     (3,476,983)      (3,476,983)
                                                 -----------  ------------   ------------     -----------
Balance - December 31, 1996                      $        -   $(2,493,219)   $(3,990,209)     $(1,674,824)
                                                 ===========  ============   ============     ============

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

          The accompanying notes are an integral part of these consolidated financial statements.


                                      EUROTECH, LTD. AND SUBSIDIARIES
                                       (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                     FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000

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
-----------------------------

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

          The accompanying notes are an integral part of these consolidated financial statements.


                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000

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
-----------------------------

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
                                                        =============    =============   ============

       The accompanying notes are an integral part of these consolidated financial statements.


                                     EUROTECH, LTD. AND SUBSIDIARIES
                                      (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                    FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000

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
-----------------------------

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

         The accompanying notes are an integral part of these consolidated financial statements.


                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000

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
-----------------------------

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
                                                        =============    =============   ============

       The accompanying notes are an integral part of these consolidated financial statements.


                                     EUROTECH, LTD. AND SUBSIDIARIES
                                      (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                    FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000

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
-----------------------------

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

         The accompanying notes are an integral part of these consolidated financial statements.


                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000

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
-----------------------------

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

       The accompanying notes are an integral part of these consolidated financial statements.


                                     EUROTECH, LTD. AND SUBSIDIARIES
                                      (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                    FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000

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
Year Ended December 31, 1999: (Continued)
-----------------------------

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

         The accompanying notes are an integral part of these consolidated financial statements.


                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000

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
Year Ended December 31, 1999: (Continued)
-----------------------------

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
                                                        =============    =============   ============

       The accompanying notes are an integral part of these consolidated financial statements.


                                EUROTECH, LTD. AND SUBSIDIARIES
                                 (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
               FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000

                                                                            Common Stock
                                                           Date of   --------------------------
                                                       Transaction      Shares        Amount
                                                       -----------   -----------   -----------
                                                                                       (1)

For the Year Ended December 31, 2000
------------------------------------

Balance - December 31, 1999                                     -    39,399,343    $    9,850

Issuance of stock for consulting fees
 ($5.00 per share)                                          03/00        73,672            18
Issuance of stock for consulting fees
 ($4.06 per share)                                          06/00        23,794             6
Issuance of stock for consulting fees
 ($3.67 per share)                                          09/00        21,010             5
Issuance of stock for consulting fees
 ($1.93 per share)                                          12/00        22,198             5
Issuance of stock ($5.00 per share)                         02/00     1,200,000           300
Issuance of stock ($5.37 per share)                         04/00     2,000,000           500
Issuance of stock in payment of note payable and
 related interest ($0.28 per share)                         01/00       200,000            50
Issuance of stock for interest on convertible
 debentures ($1.56 per share)                               01/00       289,655            74
Issuance of stock and warrants to settle
 penalties of convertible debentures
 ($2.00 per share)                                          03/00       300,000            75
Issuance of stock on conversion of
  debentures and interest ($1.06 per share)                 03/00       965,661           242
Issuance of stock on conversion of debentures and
  interest ($2.75 per share)                                08/00       827,412           207
Accrual of shares under reset provisions                    12/00     8,500,000         2,125
Issuance of stock for price reset                           12/00       741,085           185
Issuance of stock on exercise of warrants
 ($2.00 per share)                                          02/00        60,000            15
Issuance of stock on exercise of warrants
 ($1.06 per share)                                          02/00       125,000            31
Issuance of stock on exercise of warrants
 ($1.50 per share)                                          03/00       100,000            24
Issuance of stock on exercise of warrants
 ($1.00 per share)                                          05/00        35,000             9
Compensatory element of options to purchase
 325,000 shares issued to employee as
 additional compensation                                    05/00             -             -
Compensatory element of options to purchase
 12,500 shares issued to employee as additional
 compensation                                               10/00             -             -
Value assigned to warrants issued to consultants            05/00             -             -
Compensatory element of warrants issued to
 employees                                                  10/00             -             -
Exercise of stock options                                   08/00        50,000            13
Shares repurchased                                   05/00; 06/00             -             -
Amortization of unearned compensation                           -             -             -
Net loss                                                        -             -             -
                                                                     -----------   -----------
Balance - December 31, 2000                                          54,933,830    $   13,734
                                                                     ==========    ==========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

    The accompanying notes are an integral part of these consolidated financial statements.


                                               EUROTECH, LTD. AND SUBSIDIARIES
                                                (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                              FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000

                                                                           Treasury Stock       Additional
                                                            -----------------------------          Paid-in          Unearned
                                                                Shares             Amount          Capital      Compensation
                                                            ------------      -----------      -----------      ------------
For the Year Ended December 31, 2000
------------------------------------

Balance - December 31, 1999                                           -       $        -       $31,873,696      $         -

Issuance of stock for consulting fees
 ($5.00 per share)                                                    -                -           368,727                -
Issuance of stock for consulting fees
 ($4.06 per share)                                                    -                -            94,869                -
Issuance of stock for consulting fees
 ($3.67 per share)                                                    -                -            77,025                -
Issuance of stock for consulting fees
 ($1.93 per share)                                                  174              348            41,573                -
Issuance of stock ($5.00 per share)                                   -                -         5,999,700                -
Issuance of stock ($5.37 per share)                                   -                -        10,749,470                -
Issuance of stock in payment of note payable
 and related interest ($0.28 per share)                               -                -            56,343                -
Issuance of stock for interest on convertible
 Debentures ($1.56 per share)                                         -                -           451,064                -
Issuance of stock and warrants to settle
 Penalties of convertible debentures
 ($2.00 per share)                                                    -                -         1,119,925                -
Issuance of stock on conversion of
 Debentures and interest ($1.06 per share)                            -                -         1,023,358                -
Issuance of stock on conversion of debentures
 and interest ($2.75 per share)                                       -                -         2,276,913                -
Accrual of shares under reset provisions                              -                -            (2,125)               -
Issuance of stock for price reset                                     -                -              (185)               -
Issuance of stock on exercise of warrants
 ($2.00 per share)                                                    -                -           119,985                -
Issuance of stock on exercise of warrants
 ($1.06 per share)                                                    -                -           132,469                -
Issuance of stock on exercise of warrants
 ($1.50 per share)                                                    -                -           149,976                -
Issuance of stock on exercise of warrants
 ($1.00 per share)                                                    -                -            34,991                -
Compensatory element of options to purchase
 325,000 shares issued to employee as
 additional compensation                                              -                -           187,750         (187,750)
Compensatory element of options to purchase
 12,500 shares issued to employee as additional
 compensation                                                         -                -            18,625                -
Value assigned to warrants issued to
 consultants                                                          -                -           204,718                -
Compensatory element of warrants issued to
 employees                                                            -                -            78,125                -
Exercise of stock options                                             -                -            16,487                -
Shares repurchased                                           (3,532,150)      (8,478,069)                -                -
Amortization of unearned compensation                                 -                -                 -           41,723
Net loss                                                              -                -                 -                -
                                                            ------------     ------------      -----------      ------------
Balance - December 31, 2000                                  (3,531,976)     $(8,477,721)      $55,073,429      $  (146,027)
                                                            ============     ============      ============     ============

                  The accompanying notes are an integral part of these consolidated financial statements.


                                               EUROTECH, LTD. AND SUBSIDIARIES
                                                (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                              FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000

                                                                             Deficit
                                                                         Accumulated
                                                                          During the
                                                                         Development
                                                                               Stage               Total
                                                                        -------------          ------------
For the Year Ended December 31, 2000
------------------------------------

Balance - December 31, 1999                                            $(30,737,906)           $ 1,145,640

Issuance of stock for consulting fees
 ($5.00 per share)                                                                 -               368,745
Issuance of stock for consulting fees
 ($4.06 per share)                                                                 -                94,875
Issuance of stock for consulting fees
 ($3.67 per share)                                                                 -                77,030
Issuance of stock for consulting fees
 ($1.93 per share)                                                                 -                41,876
Issuance of stock ($5.00 per share)                                                -             6,000,000
Issuance of stock ($5.37 per share)                                                -            10,749,970
Issuance of stock in payment of note payable
 and related interest ($0.28 per share)                                            -                56,393
Issuance of stock for interest on convertible
 debentures ($1.56 per share)                                                      -               451,138
Issuance of stock and warrants to settle
 penalties of convertible debentures
 ($2.00 per share)                                                                 -             1,120,000
Issuance of stock on conversion of
 debentures and interest ($1.06 per share)                                         -             1,023,600
Issuance of stock on conversion of debentures
 and interest ($2.75 per share)                                                    -             2,277,120
Accrual of shares under reset provisions                                           -                     -
Issuance of stock for price reset                                                  -                     -
Issuance of stock on exercise of warrants
 ($2.00 per share)                                                                 -               120,000
Issuance of stock on exercise of warrants
 ($1.06 per share)                                                                 -               132,500
Issuance of stock on exercise of warrants
 ($1.50 per share)                                                                 -               150,000
Issuance of stock on exercise of warrants
 ($1.00 per share)                                                                 -                35,000
Compensatory element of options to purchase
 325,000 shares issued to employee as
 additional compensation                                                           -                     -
Compensatory element of options to purchase
 12,500 shares issued to employee as
 additional compensation                                                           -                18,625
Value assigned to warrants issued to
 consultants                                                                       -               204,718
Compensatory element of warrants issued to
 employees                                                                         -                78,125
Exercise of stock options                                                          -                16,500
Shares repurchased                                                                 -            (8,478,069)
Amortization of unearned compensation                                              -                41,723
Net loss                                                                  (9,872,789)           (9,872,789)
                                                                        -------------          ------------
Balance - December 31, 2000                                             $(40,610,695)          $ 5,852,720
                                                                        =============          ============

          The accompanying notes are an integral part of these consolidated financial statements.

                                             EUROTECH, LTD. AND SUBSIDIARIES
                                              (A Development Stage Company)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        For the Period
                                                             For the Years Ended December 31,           from Inception
                                                     -----------------------------------------------   (May 26, 1995) to
                                                          1998             1999             2000       December 31, 2000
                                                     -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $ (7,814,143)    $ (6,492,312)    $ (9,872,789)    $(40,610,695)
  Adjustments to reconcile net loss to net cash
    Used in operating activities:                           7,896          144,459        1,631,237        1,789,593
       Depreciation and amortization
       Amortization of deferred and unearned            4,242,884          297,314                -       13,276,619
         financing costs                                        -                -                -           37,500
       Stock issued for license                           422,200        1,312,679          925,717        4,709,623
       Compensatory element of stock issuances                  -          123,500                -          123,500
       Modification of warrants issued
       Issuance of stock in settlement                          -          456,278                -          456,278
         of litigation

    Cash provided by (used in) the change in
      assets and liabilities:
      (Increase) decrease in advances to
         related parties                                        -            5,918                -                -
      (Increase) decrease in prepaid expenses              21,339                -          (62,075)         (62,275)
      Increase in other assets                             (4,400)          (2,200)        (217,876)        (227,627)
      Increase in accrued liabilities                     792,036        1,578,155          118,590        3,065,747
      Increase in deferred revenue                              -                -                -          225,000
                                                     -------------    -------------    -------------    -------------
   NET CASH USED IN OPERATING ACTIVITIES               (2,332,188)      (2,576,209)      (7,477,196)     (17,216,737)
                                                     -------------    -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                    (23,628)          (1,220)        (176,610)        (218,802)
  Organization and patent costs                                 -                -                -          (31,358)
                                                     -------------    -------------    -------------    -------------
   NET CASH USED IN INVESTING ACTIVITIES                  (23,628)          (1,220)        (176,610)        (250,160)
                                                     -------------    -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from exercise of stock options                        -                -           16,500           16,650
 Net proceeds from issuance of common stock                     -        5,345,500       15,499,970       21,686,970
 Net proceeds from notes payable                                -          450,000                -          450,000
 Proceeds from exercise of warrants                             -          327,000          437,500          764,500
 Offering costs                                                 -                -                -           (2,898)
 Repayment by stockholders                                      -                -                -            3,000
 Repayment of notes payable                                     -                -         (400,000)        (400,000)
 Proceeds from bridge notes                                     -                -                -        2,000,000
 Repayment of bridge notes                             (2,000,000)               -                -       (2,000,000)
 Proceeds from Convertible Debentures                   4,000,000                -                -        7,000,000
 Borrowings from stockholders                                   -                -                -          561,140
 Repayment to stockholders                                      -                -                -         (561,140)
 Deferred financing costs                                (260,000)               -                -         (604,150)
 Purchase of treasury stock                                     -                -       (8,478,069)      (8,478,069)
                                                     -------------    -------------    -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               1,740,000        6,122,500        7,075,901       20,436,003
                                                     -------------    -------------    -------------    -------------
(DECREASE) INCREASE IN CASH                              (615,816)       3,545,071         (577,905)       2,969,106

CASH - BEGINNING                                          617,756            1,940        3,547,011                -
                                                     -------------    -------------    -------------    -------------
CASH - ENDING                                        $      1,940     $  3,547,011     $  2,969,106     $  2,969,106
                                                     =============    =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the year for:
    Interest                                         $     36,990     $        526     $    508,244     $    824,691
                                                     ============     ============     ============     ============
    Income taxes                                              $ -              $ -              $ -              $ -
                                                     ============     ============     ============     ============

                The accompanying notes are an integral part of these consolidated financial statements.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS

Eurotech, Ltd. and subsidiaries (the "Company") was incorporated under the laws of the District of Columbia on May 26, 1995. The Company is a development-stage technology transfer, holding, marketing and management company, formed to commercialize new or existing but previously unrecognized with a particular current emphasis on technologies developed by prominent research institutes and individual researchers in the former Soviet Union and in Israel, and to license those technologies for business and other commercial applications principally in the United States, Western and Central Europe, Ukraine, and Russia. Since the Company"s formation, it has acquired development and marketing rights to a number of technologies by purchase, assignments, and licensing arrangements. The Company intends to operate its business by licensing its technologies to end-users, by selling products incorporating these technologies, and through development and operating joint ventures and strategic alliances. To date, the Company has not generated any substantial revenues from operations.

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

Equity Method of Accounting for Unconsolidated Foreign Affiliates
-----------------------------------------------------------------

Investment in companies in which the Company has a 20% to 50% interest and has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Investments in companies in which we have a 52% interest in, have been accounted for under the equity method because the company does not have sufficient control in order to consolidate such entities.

At December 31, 2000, investments in companies accounted for under the equity method consist of the following foreign companies, which are located in Israel:

                    Chemonol, Ltd. ("Chemonol")                     52%
                    Rademate, Ltd. ("Rademate")                     52%
                    Comsyntech, Ltd. ("Comsyntech")                 52%
                    Remptech, Ltd. ("Remptech")                     50%
                    Sorbtech, Ltd. ("Sorbtech")                     52%
                    Amsil, Ltd. ("Amsil")                           52%

We also have an U.S. subsidiary that has not been activated.

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

Impairment of Assets
--------------------

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets= carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 on January 1, 1996 and the adoption did not have any effect on the Company"s financial position or results of operations.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development
------------------------

Research and development expenditures are charged to expense as incurred, unless they are reimbursed under specific contracts. The Company capitalizes costs related to acquired technologies that have achieved technological feasibility and have alternative uses. Acquired technologies, which are in-process at the date of acquisition or have no alternative uses are expensed as research and development costs. Losses incurred on the equity basis in the Company"s interest in six Israeli research and development companies are included in research and development. The Company"s share of losses from its Israeli investees approximates the funding payments under various agreements discussed in Note 3b. The Company recognizes its share of losses from Israeli investees during the quarter that the funding payments are made. In addition, expenditures in connection with technology licensing agreements concluded during the year ended December 31, 1998, 1999 and 2000, aggregating $227,500, $236,000 and $250,000, respectively, were charged to research and development (see Note 3).

Stock-Based Compensation
------------------------

The Company follows Statement of Financial Accounting Standards No. 123 (SFAS
123), "Accounting for Stock-Based Compensation". SFAS 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value based method accounting" as defined in this statement and the intrinsic value based method of accounting" as prescribed by Accounting Principles Board Opinion No. 25 (APB
25), AAccounting for Stock Issued to Employees". The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted.

Deferred and Unearned Financing Costs
-------------------------------------

Financing costs in connection with a one-year bridge loan completed in December of 1996 were amortized over the life of the promissory note.

Financing costs in connection with the November 1997, February 1998 and July 1998 Convertible Debenture offerings were amortized over the expectant life (180 days) of the obligation. The expectant life was determined to be the conversion date that was most beneficial to the note holder, in accordance with Emerging Issues Task Force ("EITF") topic number D-60.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share
--------------

During 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which changed certain requirements for computing and disclosing earnings per share, retroactive for all periods presented. Adoption of this statement had no effect on the accompanying financial statements.

Basic net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented, which were retroactively adjusted to give recognition to the stock split on June 1, 1996. Common stock equivalents, consisting of options, warrants, Convertible Debentures, and an accrual of 8,500,000 additional share of common stock under a reset provision, discussed in Notes 11 and 12, were not included in the calculation of diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting
-----------------

During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, the Company is organized and operates as one business segment to acquire and manage the commercialization of advanced technologies from pre-eminent research institutes and individual inventors worldwide and to select the optimum approach to commercialization from acquiring technologies through licensing, joint venture, spinning-out or sale.

Comprehensive Loss
--------------------

Comprehensive Loss for the periods presented equals net loss.

Pensions and Other Post Retirement Benefits
-------------------------------------------

The Company reports pension and other post retirement benefits in accordance with SFAS No. 132, "Employers" Disclosures About Pensions and Other Post Retirement Benefits".

Impact of Recently Issued Accounting Standards
----------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments -- Deferral of the Effective Date of SFAS Statement No.133 and in June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments -- an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As a result of SFAS No. 137, SFAS No. 133 and SFAS No. 138 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of this standard will have a material impact on its financial position and results of operations.

In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard No. 138 (FAS 138), Accounting for Certain Derivative Instruments -- an amendment of FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 138 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect this to have a material impact on its financial position and results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance on disclosure related to revenue recognition policies. The Company believes that it currently complies with SAB 101.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS

a)  Collaboration Agreements With Russian Organizations
    ---------------------------------------------------

Under various agreements, the Company has agreed to fund the commercialization of certain technologies developed in the former Soviet Union by scientists and researchers at the I.V. Kurchatov Institute ("Kurchatov"), other institutes associated therewith, and the Euro-Asian Physical Society ("EAPS"), collectively the "Scientists". Kurchatov will provide the materials, facilities and personnel to complete the necessary work to commercialize such technologies. Disbursements made by the Company related to the Kurchatov arrangement were charged to research and development expenses and amounted to $236,000, $352,000 and $565,000, respectively, during the years ended December 31, 1998, 1999 and 2000.

In addition, pursuant to an agreement with the Advanced Technology Industries, Inc. ("ATI"), previously Kurchatov Research Holdings, Ltd., a Delaware corporation, beneficially owned by ERBC Holdings, Ltd. ("ERBC") and individual Russian scientists, researchers and academics, who are affiliated with Kurchatov and EAPS, the Company agreed to pay ATI 50% of the net profits derived from the sale, license or commercialization of any technologies or products based upon technologies developed by the scientists and transferred to the Company or supplied by the scientists to the Company. The managing director and one former business representative of ERBC are shareholders of the Company.

In connection with the collaboration agreement discussed above, in September 1996, the Company entered into a licensing agreement with ERBC, whereby ERBC sublicensed to the Company its license to use and exploit certain technologies and inventions relating to a silicon geopolymer ("EKOR") compound technology in the United States, Ukraine, Canada, China, Japan, Republic of Korea and all European countries who are members of the European Patent Agreement. The term of the license expires on August 1, 2014. Under this agreement, the Company was to pay to ERBC a royalty equal to 3%, reduced to 1% effective May 15, 2000, of the cost of contracts made by the Company on which the Company would have any income. As of May 15, 2000, the Company and EAPS directly agreed to change EAPS residual share of the royalties to no royalties through May 14, 2005 and beginning May 15, 2005, .1% of certain EKOR sales worldwide. In addition, the Company has agreed to continue to fund EAPS $10,000 per month until May 15, 2005. In addition to the royalty payment, on August 26, 1996, the Company entered into an agreement with ATI, pursuant to which it assigned to ATI a 50% interest in the net profits (after deducting development costs and related expenses attributable to EKOR) derived by the Company from the sale or licensing of EKOR. On November 30, 1999, this 50% profit interest was acquired by the Company (see Note 4).

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS (Continued)

b)  Investments in Israeli Technology Companies
    -------------------------------------------

During 1997, the Company initially acquired a 20% interest in four separate Israeli technology, research and development companies. In 1998, the Company initially acquired a 20% interest in two separate Israeli technology, research and development companies. The Company has made additional investments in these entities during 1998 and 1999 and has accordingly increased its ownership interest. The Company"s share of losses incurred from these research companies has been accounted for on the equity basis and is included in research and development expenses. The amount charged to research and development for the years ended December 31, 1998, 1999 and 2000 approximated $172,000, $701,000 and $1,405,000, respectively, which reduced the Company"s investment in these six companies to zero.

Pursuant to various agreements discussed below, the Company has agreed to make scheduled payments to its Israeli investees in return for increased ownership interest in such investees. The payments are to be used to fund the investees= operating expenses for the corresponding period of each payment. The Company may suspend the payments under the agreements at any time.

    - Technion Entrepreneurial Incubator, Ltd.
      ---------------------------------------

During April 1997, the Company entered into an informal agreement in principle with the Technion Entrepreneurial Incubator, Ltd. ("TEI"), an Israeli corporation, to participate in certain technology research and development projects sponsored by the TEI, whereby the Company will provide 15%-20% of the financing required for, and will receive a 20% equity interest in, research and development projects selected by the Company. TEI identified three technology development projects for investment.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS (Continued)

b)  Investments in Israeli Technology Companies (Continued)
    -------------------------------------------

    - Technion Entrepreneurial Incubator, Ltd. (Continued)
      ---------------------------------------

Chemonol, Ltd.:
-------------

Pursuant to the above April 1997 agreement, the Company has invested $60,000 in Chemonol, Ltd. ("Chemonol"), an Israeli corporation established to own and develop that technology, in exchange for 20% of Chemonol's voting equity. For each of the years ended December 31, 1997 and 1998, the Company has made a $30,000 payment, totaling $60,000 to Chemonol.

On January 20, 1999, the Company entered into an agreement to invest $300,000 in exchange for an additional 16% of Chemonol's voting stock. The agreement provides for the Company to make four (4) equal payments of $75,000, commencing March 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. At the completion of the transaction, the Company will own 36% of Chemonol. For the years ended December 31, 1999 and 2000, the Company has made payments under this agreement of $225,000 and $75,000, respectively.

On October 19, 1999, the Company entered into an agreement to invest $120,000 in exchange for additional Chemonol's voting stock. The agreement provides for the Company to make three (3) equal payments of $40,000, commencing November 1, 1999, December 1, 1999 and December 29, 1999. For the years ended December 31, 1999 and 2000, the Company has made payments under this agreement of $80,000 and $40,000, respectively. In addition, the Company had an option to acquire an additional 80 voting stock for $120,000. During the year ended December 31, 2000, the Company elected to exercise their option to acquire the additional 80 voting stock for $120,000.

On October 20, 1999, the Company entered into an agreement to acquire options to an additional 20 voting stock for $30,000. During the year ended December 31, 2000, the Company exercised its option to purchase the additional 20 voting stock for $30,000.

For the years ended December 31, 1999 and 2000, the Company has made payments for Chemonol stock in the amount of $305,000 and $265,000, respectively.

Rademate, Ltd.:
--------------

On March 2, 1998, the Company entered into an agreement to invest $60,000 in Rademate, Ltd.("Rademate") for its voting stock. Rademate, Ltd. is involved with the research and development of rapid biodegradable composite materials. The agreement provides for the Company to make four (4) equal payments of $15,000 commencing March 1, 1998, September 1, 1998, March 1, 1999 and September 1, 1999. For each of the years ended December 31, 1998 and 1999, the Company has made a $30,000 payment, totaling $60,000, to Rademate.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS (Continued)

b)  Investments in Israeli Technology Companies (Continued)
    -------------------------------------------

    - Technion Entrepreneurial Incubator, Ltd. (Continued)
      ---------------------------------------

Rademate, Ltd.: (Continued)
-------------

On November 14, 1999, the Company entered into an additional agreement to invest $150,000 in exchange for additional Rademate's voting stock. The agreement provides for the Company to make three (3) payments commencing November 25, 1999 for $30,000 and April 1, 2000 and October 1, 2000 for $60,000, respectively. For the year ended December 31, 1999 and 2000, the Company had made payments of $30,000 and $120,000, respectively.

During January 2000, the Company entered into an agreement to invest another $100,000 in exchange for additional Rademate stock. On February 12, 2000 the company made its payment of $100,000 for 100 shares.

During June 2000, the Company entered into an agreement to acquire an additional 80 voting stock for $120,000. The agreement provided for the company to make two
(2) equal payments of $60,000, commencing July 14, 2000 and August 14, 2000. In addition the Company entered into another agreement to acquire an additional 20 voting stock for $30,000. For the year ended December 31, 2000 the Company has made payments of $150,000 under these agreements.

For the years ended December 31, 1999 and 2000, the Company has made payments under all the above agreements for Rademate stock in the amounts of $60,000 and $370,000, respectively.

    - Incubator for Technological Entrepreneurship - Kiryat Weizmann, Ltd.
      --------------------------------------------------------------------

Separator, Ltd:
--------------

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS (Continued)

b)  Investments in Israeli Technology Companies (Continued)
    -------------------------------------------

    - Incubator for Technological Entrepreneurship, Kiryat Weizmann, Ltd. (Continued)
      -------------------------------------------------------------------

Ofek La"Oleh Jesre"el Valley Initiative Center:
----------------------------------------------

During August 1997, the Company entered into an informal agreement in principle with the Ofek La"Oleh Jesre"el Valley Initiative Center ("Center") to participate in certain technology research and development projects sponsored by the Center.

Comsyntech, Ltd.:
---------------

Pursuant to that informal agreement, the Company agreed to invest, pursuant to written agreements, up to $60,000 in Comsyntech, Ltd. ("Comsyntech"), an Israeli corporation established to own and develop technology, in exchange for 20% of Comsyntech's voting equity.

On November 22, 1999, the Company entered into an additional written agreement to invest $450,000, equally in total ($112,500), in the following four companies: Remptech, Ltd., Comsyntech, Ltd., Amsil, Ltd. and Sorbtech, Ltd. in exchange for additional 400 share of voting stock per company. As of December 31, 1999 and 2000, the Company has made payments of $130,000($32,500 per company) and $320,000($80,000 per company), respectively, in total.

On July 23, 2000, the Company entered into an additional agreement to invest $120,000 in exchange for additional Comsyntech voting stock. The agreement provided for the Company to have two (2) equal payments by August 10, 2000 and October 10, 2000. For the year ended December 31, 2000, the Company made payments of $120,000.

For the years ended December 31, 1999 and 2000, the Company has made aggregate payments of $105,500 and $200,000.

Remptech, Ltd.
--------------

Pursuant with the above informal agreement dated August 1997, the Company agreed to invest, pursuant to written agreements, up to $60,000 in Remptech, Ltd. ("Remptech"), an Israeli corporation established to own and develop technology, in exchange for 20% of Remptech's voting equity.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS (Continued)

b)  Investments in Israeli Technology Companies (Continued)
    -------------------------------------------

    - Incubator for Technological Entrepreneurship - Kiryat Weizmann, Ltd. (Continued
      --------------------------------------------------------------------

Remptech, Ltd. (Continued)
--------------

On August 8, 1999, the Company entered into an agreement to invest $120,000 in exchange for additional Remptech voting stock. The agreement provides for the Company to make two (2) equal payments of $60,000. For the year ended December 31, 1999, the Company has made payments of $120,000.

On November 22, 1999, the Company entered into an additional written agreement to invest $450,000, equally in total ($112,500), in the following four companies: Remptech, Ltd., Comsyntech, Ltd., Amsil, Ltd. and Sorbtech, Ltd. in exchange for additional 400 share of voting stock per company. As of December 31, 1999 and 2000, the Company has made payments of $130,000($32,500 per company) and $320,000($80,000 per company), respectively, in total.

For the years ended December 31, 1999 and 2000, the Company has made aggregate payments of $152,500 and $80,000.

Amsil, Ltd.
-----------

On May 19, 1998, the Company entered into an additional written agreement to invest $60,000 in Amsil Ltd. ("Amsil"), an Israeli corporation established to own and develop technology in exchange for 20% of Amsil voting stock.

On November 22, 1999, the Company entered into an additional written agreement to invest $450,000, equally in total ($112,500), in the following four companies: Remptech, Ltd., Comsyntech, Ltd., Amsil, Ltd. and Sorbtech, Ltd. in exchange for additional 400 share of voting stock per company. As of December 31, 1999 and 2000, the Company has made payments of $130,000($32,500 per company) and $320,000($80,000 per company), respectively, in total.

During May 2000, the Company entered into an additional agreement to invest $150,000 in exchange for 500 shares of Amsil. The agreement required for the Company to make two (2) equal payments by July 10, 2000 and September 10, 2000. For the year ended December 31, 2000, the Company made payments of $150,000 under this agreement.

For the years ended December 31, 1999 and 2000, the Company has made aggregate payments of $32,500 and $230,000.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS (Continued)

b)  Investments in Israeli Technology Companies (Continued)
    -------------------------------------------

    - Incubator for Technological Entrepreneurship - Kiryat Weizmann, Ltd.(Continued
      ---------------------------------------------------------------

Sorbtech, Ltd.
--------------

On February 25, 1998, the Company entered into an agreement to invest $60,000 in Sorbtech, Ltd. ("Sorbtech"), Israeli corporation established to own and develop technology in exchange for 20% of Sorbtech's voting stock.

On November 22, 1999, the Company entered into an additional written agreement to invest $450,000, equally in total ($112,500), in the following four companies: Remptech, Ltd., Comsyntech, Ltd., Amsil, Ltd. and Sorbtech, Ltd. in exchange for additional 400 share of voting stock per company. As of December 31, 1999 and 2000, the Company has made payments of $130,000($32,500 per company) and $320,000($80,000 per company), respectively, in total.

On July 23, 2000, the Company entered into an additional agreement to invest $150,000 in exchange for additional Sorbtech voting stock. The agreement provided for the Company to have two (2) equal payments by August 10, 2000 and October 10, 2000. For the year ended December 31, 2000, the Company made payments of $150,000.

For the years ended December 31, 1999 and 2000, the Company has made aggregate payments of $32,500 and $230,000.

    - Equity Transfer Consents for Israeli Companies
      ----------------------------------------------

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS (Continued)

c) Pursuant to three Technology Purchase Agreements each dated January 1, 1998 and a fourth agreement dated April of 1998, the Company has acquired from Oleg
L. Figovsky, Ph.D., a consultant to the Company, all right, title and interest in and to the following four unpatented technologies developed by him, inclusive of future improvements thereto: (i) a group of related technologies, collectively known as "Interpenetrated Network Polymers" ("INPs"), (ii) "Liquid Ebonite Material" ("LEM"), (iii) "Rubber Concrete" ("RubCon") and (iv) Electronic Glues for operations in extreme environments for purchase prices of $75,000, $15,000, $35,000 and $62,500, respectively (each, a "Purchase Price").
Pursuant to each such Technology Purchase Agreement, during 15-year period, the Company is obligated to pay to Dr. Figovsky royalties equal to 49% of the Company"s net revenues from the sale or licensing of any products incorporating the applicable technology, subject to the Company"s right to deduct from the first royalties payable under each agreement an aggregate sum equal to the Purchase Price paid thereunder. The Company has accounted for this technology license as acquired research and development and, in accordance with FASB Interpretation No. 4, has charged the purchase price to $187,500 to research and development expenses during the year ended December 31, 1998.

During February 2000, the Company acquired all of such royalty interest in the net profits derived by the Company from such technologies, along with rights to certain other technologies, for a cash payment to Professor Figovsky of $235,000, a payment of $15,000 to an Israeli research institute and a 1% royalty from gross revenue generated by these technologies for a period of 15 years.

Since the acquired technologies are in the development stage, the Company charged the purchase consideration of $250,000 to research and development costs during the quarter ended March 31, 2000.

d) During June 1998, the Company purchased for $40,000 the rights to certain anticorrosive additive technology from Israeli scientists. The Company has charged the $40,000 expenditure to research and development expenses for the year ended December 31, 1998.

e) During February 2000, the Company entered into an employment/development agreement with a developer. The Company has formed and will fund a corporation for the purpose of this agreement named Crypto.com, Inc. The Company agrees to pay the developer a salary of $6,000 per month, plus usual Company benefits, for a period of one year, which has been extended to January 31, 2002. The Company will be the controlling shareholder of Crypto.com, Inc. upon the formation of Crypto.com, Inc.

f)  Re-sealable Containers
    ----------------------

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

f)  Re-sealable Containers (Continued)
    ----------------------

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

The Company accounted for this purchase of acquired research and development and, in accordance with FASB Interpretation No. 4, has charged the license fee of $495,000 to research and development expenses for the year ended December 31, 1997.

During 1999, the Company entered into an agreement to sell these sub-licensing rights to the re-sealable container technology to ATI for $500,000 and a royalty equal to 6% of the gross revenue from this technology. This royalty was eliminated in the November 1999 Technology Purchase (see note 4). The Company received a deposit on such sale of $150,000 during 1999. Included in revenue is the $150,000 deposit related to the sale. The balance of the revenue related to the sale of these rights was not recognized as of December 31, 1999 due to the fact that there has been no revenue to-date from such technology and due to the operating losses of ATI experienced over the last few years.

During the year ended December 31, 2000, the Company received the balance of $350,000, which was recognized as revenue during the year ended December 31, 2000.

g) On January 28, 1997, the Company entered into a technology transfer consulting arrangement with American Autopark, Ltd. ("Arbat") to license its technology, designs, renderings, blueprints and plans for the construction and operation of vertical parking structures. The Company is to receive a fee equal to $1,250 per parking space in each garage erected by Arbat or any of its affiliates based upon the technology transferred to Arbat by the Company. Certain shareholders of the Company are shareholders of Arbat.

In August 1997, the Company received a $225,000 technology transfer fee under this agreement related to a construction of a parking structure in Moscow, Russia. The Company has deferred the recognition of this revenue until such time when all initial technology has been transferred to Arbat and the Company has no remaining obligation once construction commences.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4 -  TECHNOLOGY INTERESTS ACQUIRED

On August 26, 1996, the Company entered into an agreement with ATI pursuant to which it assigned to ATI a 50% interest in the net profits (after deducting development costs and related expenses attributable to EKOR) derived by the Company from the sale or licensing of EKOR.

During 1999, the Company acquired from a former member of the Company's board of directors doing business as CIS Development Corp. ("CIS") 6,795,000 shares, representing approximately 40% of interest of the voting stock of ATI. In exchange for the ATI shares, the Company issued 4,530,000 shares of its own common stock valued at $4,841,438.

In an agreement, dated as of November 30, 1999, ATI released to the Company all of its rights in EKOR for the following consideration provided by the Company:

o Released to ATI all of the Company's royalty rights in the Re-sealable Container Systems and TetraPak Container technologies.

o Surrendered to ATI the shares the Company had acquired from CIS valued at $4,841,438 (Note 11).

o Issued to ATI 2,000,000 shares of Eurotech's common stock valued at $2,137,500.

o Agreed to pay to ATI a royalty of 2% of gross sales, as defined, received by Eurotech from all products and services of EKOR by Eurotech, and

o        Assumed ATI's obligations to Spinneret Financial Systems, Inc.
         Spinneret had previously loaned to ATI $750,000 pursuant to convertible notes on which ATI was in default and on which interest and penalties had accrued. Spinneret expressly consented to the assumption of this liability. Subsequently, and before year-end, Spinneret converted this liability into 1,000,000 shares of the Company"s common stock valued at $1,068,750.

The total consideration provided to ATI for the acquired technology interest in EKOR totaled $8,047,688 and is being amortized over a 5-year period commencing November 30, 1999. Amortization expense related to this intangible asset was $134,128 for the period ended December 31, 1999 and $1,609,538 for the year ended December 31, 2000.

NOTE  5 -  MACHINERY AND EQUIPMENT

Machinery and equipment consisted of the following:

                                                                    December 31,
                                                       -------------------------
                                                             1999          2000
                                                       -----------   -----------

                                                       $   42,193    $  218,803
                                                           17,443        37,390
                                                       -----------   -----------
               Cost                                    $   24,750    $  181,413
               Less:  Accumulated depreciation         ===========   ===========

Depreciation expense for the years ended December 31, 1998, 1999 and 2000 amounted to $5,832, $8,316 and $19,947, respectively.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - ORGANIZATION AND PATENT COSTS

Organization and patent costs consisted of the following:

                                                                 December 31,
                                                     ------------------------
                                                           1999          2000
                                                     -----------   -----------

                Organization cost                    $    1,557    $    1,557
                Cost of patents                          29,801        29,801
                                                     -----------   -----------
                Less:  Accumulated amortization          31,358        31,358
                                                          6,785         8,538
                                                     -----------   -----------
                                                     $   24,573    $   22,820
                                                     ===========   ===========

Patent costs capitalized represent legal and other costs related to filing of patent applications in various countries.

Amortization expense for the years ended December 31, 1998, 1999 and 2000 amounted to $2,064, $2,014 and $1,753, respectively.

NOTE  7 -  NOTES PAYABLE - BRIDGE LOAN

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - 8% CONVERTIBLE DEBENTURES

On November 27, 1997, the Company sold in a private placement $3,000,000 principal amount of 8% Convertible Debentures due November 27, 2000. As additional consideration, the Company issued separate warrants to the purchasers to purchase 60,000 shares of the Company"s common stock at 110% of the market price, determined over the last five trading days prior to November 27, 1997, or $4.73 per share. The warrants are exercisable over two years.

On February 23, 1998, the Company sold in a private placement $3,000,000 principal amount of 8% Convertible Debenture notes, due February 23, 2001. As additional consideration, the Company issued separate warrants to purchase 60,000 shares of the Company"s common stock at $2.30 per share. The warrants are exercisable over two years.

On July 20, 1998, the Company sold in a private placement $1,000,000 principal amount of 8% Convertible Debenture notes, due July 20, 2001. As additional consideration, the Company issued separate warrants to purchase 125,000 shares of the Company"s common stock at $1.06 per share. The warrants were exercisable over two years and have been exercised.

During the year ended December 31, 1998, a debenture holders converted $30,000 of principal and $2,169 of accrued interest into 100,002 shares of common stock.

During the years ended December 31, 1999, debenture holder converted $410,000 of principal and $161,788 of accrued interest into 1,204,665 shares of common stock.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - 8% CONVERTIBLE DEBENTURES (Continued)

During the year ended December 31, 2000, accrued interest through December 31, 1999 on the November 1997 and the February 1998 Convertible Debentures totaling $902,276 was satisfied for cash payment of $451,138 and the issuance of 289,655 shares of common stock valued at $451,138

During the year ended December 31, 2000, the obligation under the Convertible Debenture dated July 1998 of $900,000, plus accrued interest of $123,600, was satisfied by the issuance of 965,661 shares of common stock.

During the year ended December 31, 2000, the obligation under the Convertible Debenture dated November 1997 of $2,160,000, plus accrued interest of $117,120, was satisfied by the issuance of 827,412 shares of common stock.

In January 2000, the Company settled penalties outstanding under the November 1997 and February 1998 Convertible Debentures that resulted from a failure to obtain an effective registration statement during July 1998 and part of 1999. The penalty was settled in full by Eurotech issuing to the holders of the debentures 300,000 shares of the Company's common stock and warrants to purchase 250,000 shares of common stock at an exercise price of $3. The consideration issued to the debenture holders was valued at $1,120,000, which was equal to the penalty assessed. This obligation of $1,120,000 was included in accrued liabilities as of December 31, 1999.

In addition, in January 2000, the holders of these Convertible Debentures agreed to a conversion price floor of $2 per share on all outstanding indebtedness under the November 1997 and February 1998 Convertible Debentures.

On February 20, 2001, the Company entered into an agreement with the holders of the Convertible Debentures dated February 23, 1998 to extend the original due date of February 23, 2001 by one year to February 23, 2002. All other terms and conditions of these Convertible Debentures remain as agreed to under previous the original agreements.

Convertible debentures consist of the following:

                                                             At December 31,
                                                    ------------------------
                                                           1999         2000
                                                    -----------  -----------


     November 27, 1997 8% Convertible Debentures    $2,660,000   $  500,000

     February 23, 1998 8% Convertible Debentures     3,000,000    3,000,000

     July 20, 1998 8% Convertible Debentures           900,000            -
                                                    -----------  -----------
            Total                                    6,560,000    3,500,000

     Less: Current maturities                        2,660,000      500,000
                                                    -----------  -----------
             Long-term Portion                      $3,900,000   $3,000,000
                                                    ===========  ===========

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - 8% CONVERTIBLE DEBENTURES (Continued)

Secured Promissory Note
-----------------------

On January 6, 1999, the Company"s Chairman and the majority convertible debt holder provided $450,000 of short-term financing to the Company evidenced by two secured promissory notes. Each secured promissory note bears interest at 13% per annum and is due January 6, 2000. The promissory notes are collateralized by the Company"s intangible assets.

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

These notes were satisfied in full during the year ended December 31, 2000 as follows:

- The obligation under a note dated January 1999 of $400,000, plus accrued interest, totaling $52,142, was paid in full.

- The obligation under a convertible promissory note dated January 1999 of $50,000, plus accrued interest, payable to a former Chairman of the Board of the Company, was satisfied by the issuance of 200,000 shares of common stock. In connection with this transaction, warrants to purchase 9,750 shares of common stock were cancelled.

NOTE  9 -  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                             At December 31,
                                                    ------------------------
                                                           1999         2000
                                                    -----------  -----------

     Interest                                       $1,087,490   $  300,146

     Penalties related to registration rights        1,120,000            -
       (See note 8)

     Professional fees                                 471,119      128,738

     Consulting fees                                   272,894      351,894

     Other                                             187,701      235,649
                                                    -----------  -----------
                                                    $3,139,204   $1,016,428
                                                    ==========   ==========

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - INCOME TAXES

The Company was not required to provide for income taxes for the years ended December 31, 1998, 1999 and 2000 as a result of net operating losses incurred during those years.

The components of deferred tax assets and liabilities at December 31, 1999 and 2000 are as follows:

                                                       1999            2000
                                              -------------   -------------
     Deferred Tax Assets:
       Net operating losses carryforwards     $  5,003,000    $  7,723,000
       Start-up costs                               59,800               -
       Research and development costs              246,000         809,000
       Compensatory element of stock
         issuances                               4,071,000       4,171,000
                                              -------------   -------------
          Total Gross Deferred Tax Assets        9,379,800      12,703,000

       Less:  Valuation allowance               (9,379,800)    (12,703,000)
                                              -------------   -------------
              Net Deferred Tax Assets         $          -    $          -
                                              =============   =============

The net change in the valuation allowance for deferred tax assets was an increase of approximately $3,323,000.

As of December 31, 2000, the Company had available approximately $22,715,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards from December 31, 1997 and prior expire during the year 2010 through 2013, and the December 31, 1998, 1999 and 2000 NOL expire in the years 2018, 2019 and 2020, respectively. Pursuant to Section 382 of the Internal Revenue Code, substantial restrictions are imposed on the utilization of net operating loss carryforwards in the event of an ownership change.

A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:

                                                    1998      1999      2000
                                                  -------   -------   -------

     Federal statutory rate                       (34.0)%   (34.0)%   (34.0)%
     Non-deductible expenses and losses            11.8       1.0       1.0
     Increase in valuation allowance               22.2      33.0      33.0
                                                  -------   -------   -------
       Effective rate                               -0- %     -0- %     -0- %
                                                  =======   =======   =======

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCKHOLDERS" DEFICIENCY

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


NOTE 11 - STOCKHOLDERS" DEFICIENCY (Continued)

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

As of their maturity in December 1997, the Company had insufficient funds to repay such notes and also had not yet registered the shares of common stock as required under the agreement. Accordingly, the Company obtained the agreement of the noteholders to extend the notes" maturity until March 18, 1998, in consideration of the issuance to the noteholders of an aggregate of 1,000,000 additional shares of the Company's common stock. The Company agreed to register such shares of common stock under the Act by April 1, 1998. Pursuant to the terms of the notes, as of December 19, 1997, their interest rate was increased to 15% per annum.

The Company failed to complete the registration statement by April 1, 1998 and, accordingly, under the terms of the December 1997 extension agreement, the Company issued to the holders of the Bridge Units an additional 500,000 shares of the Company"s common stock.

On March 6, 1998, the Company paid all of the $2,000,000 principal due to the holders of the bridge notes from proceeds of the February 23, 1998 Convertible Debenture offering.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCKHOLDERS" DEFICIENCY (Continued)

Third Offering/Bridge Financing (Continued)
-------------------------------

The common shares issued under the December 1996 agreement and December 1997 extension agreement totaled 3,500,000 and have been accounted for separately from the promissory notes as an addition to paid-in capital for the value of the stock issued and as a charge to stockholders' deficiency for the unearned portion. The value assigned to the 3,500,000 shares was based on fair value and amounted to $7,976,124, of which $2,719,875 was recorded in 1996 attributable to 1,500,000 shares, and $4,725,000 was recorded in 1997 attributable 1,500,000 shares and $531,249 was recorded in 1998 attributable to 500,000 shares. These amounts are being amortized on the interest method over a 12-month period and charged to financing costs. The amount charged to financing costs for the years ended December 31, 1998, 1999 and 2000 amounted to $531,249, $-0- and $-0-, respectively.

Costs associated with this offering allocated to the promissory notes, which amounted to $22,150, have been capitalized and have been fully amortized as financing costs as of December 31, 1997.

Fourth Offering/November 27, 1997 8% Convertible Debentures
-----------------------------------------------------------

On November 27, 1997, the Company sold through a private placement $3,000,000 principal amount of 8% convertible debenture notes, due November 27, 2000. As additional consideration, the Company issued separate warrants to the purchasers to acquire 60,000 shares of the Company's common stock at 110% of the market price, determined over the last five trading days prior to November 27, 1997, or $4.73 per share. The warrants are exercisable over two years.

The debenture agreement permits the holders of the debentures to convert the debt into shares of common stock at beneficial conversion rates based on the timing of the conversions. The conversion feature commences at the earlier of:
(i) the date the underlying shares to the convertible debentures are registered and declared effected by the SEC; (ii) 90 days after February 25, 1998. Shares of common stock to be issued at the conversion date shall be equal to the outstanding principal and accrued interest at the conversion date, divided by the conversion price. The conversion price is the lower of $5.38 or the average bid price per share of the Company"s common stock for five trading days immediately preceding the conversion date, multiplied by (i) 80% in the case of conversions effected prior to May 29, 1998, (ii) 75% in the case of conversions effected on or after May 29, 1998, but prior to November 25, 1998, and (iii) 70% in the case of conversions effected on or after November 25, 1998. Furthermore, the conversion price may not be less than a specified "floor" initially set at $2.00. Commencing on November 27, 1999, all or any portion of the remaining debt is convertible into common stock at the option of the Company at the 70% conversion rate.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCKHOLDERS" DEFICIENCY (Continued)

Fourth Offering/November 27, 1997 8% Convertible Debentures (Continued)
-----------------------------------------------------------

On July 20, 1998, the Company modified the November 27, 1997 Convertible Debenture agreement, which eliminated the moving floor conversion price terms. The November 27, 1997 conversion price terms were replaced by the July 20, 1998 $1,000,000 convertible debenture conversion price terms.

The Convertible Debenture agreement obligated the Company to register a number of common shares equal to the sum of (i) 200% of the number of shares of common stock into which the debentures are convertible, (ii) interest thereon and (iii) 127,500 shares of common stock related to the warrants. Further, the Company has agreed that if a registration statement covering the underlying shares of the Convertible Debenture was either not filed with the SEC on or prior to January 15, 1998, or, if filed, was not declared effective by the SEC on or prior to February 16, 1998, the Company would be obligated to pay to the debenture holders liquidated damages equal to 1% of the aggregate principal amount of the then outstanding debentures on the first day of each month until such filing or effectiveness deficiency is cured. The Company"s Registration Statement was declared effective by the SEC in July 1998 and, accordingly, the Company accrued $180,000 for liquidated damages in accordance with this debenture agreement.

The Company assigned a value of $1,337,143 to the beneficial conversion feature of the debentures and $134,400 to the warrants to buy 60,000 shares issued to the purchasers of the Convertible Debentures. These amounts are accounted for separately from the Convertible Debentures as an addition to paid-in capital and as a reduction of stockholders" equity for the unearned portion. The unearned portion was being amortized on the interest method over the 180-day period commencing November 27, 1997 and is charged to financing costs. For the years ended December 31, 1998, 1999 and 2000, amortization of such unearned financing cost amounted to $1,193,585, $50,000 and $-0-, respectively.

Costs in connection with the $3,000,000 Convertible Debenture offering allocated to the Convertible Debentures, amounted to $472,080. Such costs were comprised of: (i) legal and professional fees amounting to $22,000, (ii) a placement fee to an unrelated party amounting to $300,000 and (iii) the placement agent received non-cash consideration valued at $150,080 consisting of warrants to purchase 67,500 shares of the Company's common stock at $4.73 per share, or 110% of Company's average closing price, determined over the last five trading days prior to November 27, 1997. The Company is amortizing such costs over 180 days as a financing expense commencing November 27, 1997. For the years ended December 31, 1998, 1999 and 2000, amortization related to such costs amounted to $382,910, $-0- and $-0-, respectively.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCKHOLDERS" DEFICIENCY (Continued)

Fifth Offering/February 23, 1998 8% Convertible Debenture Offering
------------------------------------------------------------------

On February 23, 1998, the Company sold in a private placement a principal amount of $3,000,000, 8% Convertible Debenture, due February 23, 2001. As additional consideration, the Company issued separate warrants to purchase 60,000 shares of the Company"s common stock at $2.30 per share. The warrants are exercisable over two years.

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

On July 20, 1998, the Company modified the February 23, 1998 Convertible Debenture agreement, which eliminated the moving floor conversion price terms. The February 20, 1998 conversion price terms were replaced by the July 20, 1998 $1,000,000 Convertible Debenture conversion price terms.

The Convertible Debenture agreement obligates the Company to register a number of common shares equal to the sum of (i) 200% of the number of shares of common stock into which the debentures are convertible; (ii) interest thereon; and
(iii) 60,000 shares of common stock related to the warrants. Furthermore, the Company has agreed that if a Registration Statement covering the underlying shares of the convertible note is either not filed with the SEC on or prior to March 2, 1998 or, if filed, is not declared effective by the SEC on or prior to March 15, 1998, the Company will be obligated to pay to the debenture holders liquidated damages equal to 1% of the aggregate principal amount of the then outstanding notes on the first day of each month until such filing or effectiveness deficiency is cured. The Company"s Registration Statement was declared effective by the SEC in July of 1998 and, accordingly, the Company accrued $170,000 for liquidated damages in accordance with this debenture agreement.

The Company assigned a value of $1,000,000 to the debentures" beneficial conversion feature and $100,000 to the warrants to buy 60,000 shares, and such amount was amortized over 180 days commencing February 23, 1998. For the year ended December 31, 1998, amortization related to such costs amounted to $1,100,000.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCKHOLDERS" DEFICIENCY (Continued)

Fifth Offering/February 23, 1998 8% Convertible Debenture Offering (Continued)
------------------------------------------------------------------

Proceeds from the sale of a principal amount of 3,000,000, 8% Convertible Debentures amounted to $2,765,000 net of costs which were comprised of: (i) legal and professional fees amounting to $10,000, (ii) a placement fee to an unrelated party amounting to $225,000. The legal and placement fees of $235,000 was recorded as deferred financing costs and was amortized over 180 days commencing February 23, 1998. For the year ended December 31, 1998, amortization related to such costs amounted to $235,000.

Sixth Offering/July 20, 1998 8% Convertible Debenture Offering
--------------------------------------------------------------

On July 20, 1998, the Company sold through a private placement a principal amount of $1,000,000, 8% Convertible Debentures due July 20, 2001. As additional consideration, the Company issued separate warrants to purchase 125,000 shares of the Company"s common stock at $1.06 per share. The warrants are exercisable over two years.

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

The Company has assigned a value of $430,000 to the debentures beneficial conversion feature and $45,000 to the 125,000 warrants, and such amount will be amortized over 180 days commencing July 20, 1998. For the years ended December 31, 1998, 1999 and 2000, amortization related to such costs amounted to $427,500, $47,500 and $-0-, respectively.

Proceeds from the sale of the principal amount of $1,000,000, 8% Convertible Debenture notes, amounted to $975,000, net of legal and professional fees amounting to $25,000. The legal and professional fees of $25,000 have been recorded as deferred financing costs and will be amortized over 180 days commencing July 20, 1998. For the years ended December 31, 1998, 1999 and 2000, amortization of such costs amounted to $22,500, $2,500 and $-0-, respectively.

As part of this agreement, the Company modified its two prior Convertible Debenture agreements to eliminate the moving floor conversion prices.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCKHOLDERS" DEFICIENCY (Continued)

Seventh Offering - Sale of Common Stock - December 31, 1999
-----------------------------------------------------------

On December 31, 1999, the Company completed the sale to Woodward LLC, an institutional investor, of 1,882,353 shares of its common stock and a warrant to purchase 200,000 of its common stock, resulting in net proceeds to the Company of $2,832,000. Pursuant to the terms of the sale, the Company could have been compelled to issue to the investor additional shares of common stock based on certain average closing prices of its common stock over the four-month period following December 31, 1999. No additional common shares were required to be issued under this agreement

In addition, another agreement was entered into with the same investor, under which the Company, at its option, could sell to the investor up to an additional $22 million value of its common shares. The shares must be registered and the agreement is subject to monthly limits of $4,000,000, and various other limitations and restrictions. The purchase price of the common stock for each sale is based on 90% of the average of certain closing prices of its common stock of the preceding 20 days.

The commitment agreement was amended on June 29, 2000 so that the aggregate purchase price of the Company's common stock that Woodward may be required to purchase pursuant thereto is increased to $75,000,000.

Eighth Offering - Sale of Common Stock " March 2, 2000
------------------------------------------------------

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

On September 30, 2000, both parties agreed to amend its March 2000 agreement solely with respect to the number of reset periods. It was agreed that there will be four reset periods, each of one calendar month duration (20 trading days) starting September 5, 2000. Each reset period covers 25% of the shares originally sold previous to this agreement, the Company issued to Woodward 741,085 shares in October and November.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCKHOLDERS" DEFICIENCY (Continued)

Ninth Offering - Sale of Common Stock " April 24, 2000
------------------------------------------------------

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

The Company has recorded the $1,250,000 as a stock subscription receivable as of December 31, 2000 due to the fact the Company has complied with its Registration Statement registering the shares issued to Woodward, LLC. The Registration Statement became effective on February 14, 2001. The Company subsequently received the $1,250,000 on March 13, 2001.

Based on the current market price of the Company"s shares, the Company estimates that as many as 2,000,000 additional shares may need to be issued on account of the "repricing" provisions of the March 2000 offerings and 6,500,000 shares for the April 2000 offering and, accordingly, has recorded the issuance of such additional shares in the stockholders" equity section of the December 31, 2000 balance sheet.

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


NOTE 11 - STOCKHOLDERS" DEFICIENCY (Continued)

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

The Company acquired from a former member of the Company's board of directors 6,795,000 shares of the voting capital stock of ATI in exchange for 4,530,000 shares of its own common stock. The ATI shares were valued at $4,841,438 (Note
4).

The Company issued 181,784 shares in connection with a litigation settlement. The shares were valued at $456,278 (Note 13).

Various warrant holders exercised their warrants and purchased 275,000 shares of common stock. Proceeds from these warrants exercised aggregated $327,000.

As part of the consideration issued to ATI for releasing all of its rights in EKOR technology, the Company issued 2,000,000 shares of common stock valued at $2,137,500, and the Company issued 1,000,000 shares of common stock at a value of $1,068,750 in connection with the satisfaction of debt assumed by the Company"s pursuant to this purchase (Note 4).

Other Significant Common Stock Issuances During 2000
----------------------------------------------------

The Company issued 140,674 shares of common stock as consideration for consulting services performed by various employees and consultants, including related parties. Shares issued under these arrangements were valued at $585,652, which was all charged to operations during the year ended December 31, 2000.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCKHOLDERS" DEFICIENCY (Continued)

Stock Repurchases
-----------------

During the year ended December 31, 2000, the Company repurchased 3,532,150 shares of its common stock for $8,478,069. Of such amount, 1,000,000 shares were repurchased from CIS for $2,000,000 during the quarter ended June 30, 2000, 1,000,000 shares were repurchased from CIS for $1,000,000 during the quarter ended September 30, 2000 and 500,000 shares were repurchased from Advanced Technology Industries ("ATI"), formerly KRHL, for $1,350,000 during the quarter ended September 30, 2000.

Warrants
--------

At December 31, 2000, the Company had outstanding warrants to purchase 2,113,000 shares of the Company's common stock at prices ranging from $0.75 to $10.00 as described below.

Pursuant to financial consulting agreements, in April of 1996, the Company agreed to issue warrants to purchase 600,000 shares of common stock. The warrants were exercisable for a period of four years commencing May 22, 1997 at an exercise price of $1.00 per share. To date, the Company has issued warrants to purchase 130,000 shares of common stock. The remaining warrants were cancelled pursuant to a settlement agreement dated November 1999 (see Note 13). During 1999, the warrant exercise price was reduced to $0.05 per share, resulting in a charge to operations of $123,500 for 1999.

In October 1996, the Company entered into two-year consulting agreements with two individuals for certain advisory services. As full compensation for services to be rendered to the term of the agreements, the Company issued warrants to purchase 150,000 shares of common stock each exercisable for a period of five years commencing October 1, 1996 at an exercise price of $1.50 per share. During 1999, warrants to purchase 200,000 shares of common stock were exercised, resulting in net proceeds to the Company of $350,000. During the year ended December 31, 2000, the two individuals exercised warrants and purchased a total of 100,000 shares of the Company"s common stock, for net proceeds to the Company of $150,000.

As additional consideration for monies advanced the Company during 1997, a shareholder received warrants to purchase 364,000 common shares at a price of 110% of the average market price over the five-day period ending November 20, 1997, or $5.02 per share. The warrants could have been exercised commencing January 1, 1998 and expired on December 31, 2000. The warrants were assigned a value of $862,680, which was all charged to operations as a financing expense during 1997. The warrants were not exercised and expired on December 31, 2000.

Pursuant to a financial consulting agreement in December of 1997, a consultant was issued warrants to purchase 35,000 shares of common stock at $1.00 per share. The warrants could have been exercised commencing January 1, 1998 and expire on December 31, 2000. The warrants were assigned a value of $39,588, which was all charged to operations as a financing expense during 1997. During the year ended December 31, 2000, the consultant exercised its warrants and purchased a total of 35,000 shares of the Company"s common stock, for net proceeds to the Company of $35,000.

                        EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCKHOLDERS' DEFICIENCY (Continued)

Warrants (Continued)
--------

Pursuant to the Convertible Debenture financing completed in November of 1997, the Company issued to the purchasers of the convertible debentures warrants to purchase 60,000 shares of common stock and issued to the placement agent warrants to purchase 67,500 shares of common stock at $4.73 per share. The warrants could have been exercised over a two-year period ended November 27, 1999. The warrants were valued at $284,480 and said amount was charged to operations as a financing cost over the 180-day period commencing November 27, 1997. The warrants were not exercised and expired on November 27, 1999.

Pursuant to the Convertible Debenture financings completed on February 23, 1998 and July 20, 1998, the Company issued to the purchasers of the convertible debentures warrants to purchase 60,000 and 125,000 shares of common stock, respectively, at $2.30 and $1.06 per share, respectively. The warrants from the February 23, 1998 and July 20, 1998 convertible debt financings could be exercised over the two-year period ended February 23, 2000 and July 20, 2000, respectively. The warrants from the February 23, 1998 and July 20, 1998 convertible debt financings were valued at $100,000 and $45,000, respectively, and said amounts were charged to operations as a financing cost over the 180-day period commencing February 23, 1998 and July 20, 1998, respectively. During the year ended December 31, 2000, the above warrants to purchase 60,000 and 125,000 shares of the Company's common stock were exercised for net proceeds to the Company of $252,500.

During the year ended December 31, 1999, an officer and a board member were granted warrants to purchase a total of 200,000 common shares at an exercise price of $0.75 per share for 50,000 shares and $1 for 150,000 shares. The warrants are exercisable exercised over a three-year period.

As part of 1999 consulting agreement with the Company"s Chairman of the Board, the Company granted warrants to purchase 375,000 common shares over the 5-year term of the agreement, of which 75,000 warrants become exercisable each year at exercise prices of $1.00, $2.00, $3.00, $4.00 and $5.00, respectively.

As part of the November 1999 employment agreement with an officer, the Company granted warrants to purchase 300,000 common shares over the 3-year term of the agreement, of which 100,000 warrants become exercisable each year, at exercise prices of $1.00, $2.00 and $3.00, respectively.

Pursuant to the January 1999 debt financing, warrants to purchase 84,750 shares of common stock were granted to the noteholders (see Note 8). During 1999, warrants to purchase 75,000 common shares were exercised, resulting in proceeds to the Company of $27,000.

In connection with a repayment of an obligation under a promissory note, the remaining warrants to purchase 9,750 shares of common stock were cancelled (see
Note 8).

In December of 1999, as part of the sale of the Company's securities, a warrant to purchase 200,000 shares of the Company's common stock was sold to the investor. The warrant is exercisable over five years at an exercise price of 125% of the closing bid price at December 31, 1999.

Pursuant to the settlement of penalties of convertible debentures, the Company issued to the placement agent warrants to purchase 300,000 shares of common stock at $3.00 per share. The warrants may be exercised over a four-year period ending March 2004.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCKHOLDERS' DEFICIENCY (Continued)

Warrants (Continued)
--------

In April of 2000, as part of the sale of the Company's securities, a warrant to purchase 500,000 shares of the Company's common stock was issued at an exercise price of $10.00. The warrants may be exercised over a four-year period.

In June of 2000, two consultants were granted warrants to purchase a total of 58,000 common shares at an exercise price of $1.00 per share. The warrants were valued at $204,718 and were charged to operations during the year ended December 31, 2000.

During the year ended December 31, 2000, two consultants were granted warrants to purchase a total of 50,000 shares of common stock at exercise price of $1.00. The warrants are exercisable over a six-year period.

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

             Warrants to purchase common stock                      2,113,000
             Convertible Debentures (assumed conversion at
               December 31, 2000 market value price and at
               largest discount)                                    1,956,400
             Options to purchase common stock                       1,012,500
             Reset provisions                                       8,500,000
                                                                   -----------
                   Total as of December 31, 2000                   13,581,900
                                                                   ===========
             Substantial issuances after December 31, 2000
               through March 15, 2001:
                 Issuance of options to purchase common stock         375,000
                                                                   ===========
                 Issuance of warrants to purchase common stock        600,000
                                                                   ===========

NOTE 12 - 1995 AND 1999 STOCK OPTION PLANS

The Company's 1995 Stock Option Plan was adopted by the Board of Directors and stockholders of the Company on November 12, 1995. The Company's 1999 Stock Option Plan was adopted by the Board of Directors during August 1999 and approved by the stockholders in June 2000. Under the Option Plans, a total of 1,250,000 shares of the Company's common stock, subject to certain adjustments, are reserved for issuance upon the exercise of options. Options granted under the Option Plans may be either (i) options intended to constitute incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or any corresponding provisions of succeeding law (the "Code") or (ii) non-qualified stock options. Incentive stock options may be granted under the Option Plans to employees (including officers) of the Company or a subsidiary corporation thereof on the date of grant. Non-qualified options may be granted to (i) non-employees of the Company or a subsidiary thereof on the date of the grant, and (ii) consultants of advisors who do not provide bonafide services, and such services must not be in connection with the offer or sale of securities in a capital raising transaction.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - 1995 AND 1999 STOCK OPTION PLANS (Continued)

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

During the year ended December 31, 1999, options on 500,000 shares were granted under the 1995 Option Plan and 150,000 under the 1999 Option Plan. All options granted during 1999 were 100% vested as of December 31, 1999. No options were exercised during 1999. No options were granted during the year ended December 31, 1998.

During the year ended December 2000, three consultants were granted options to purchase a total of 412,500 common shares at exercise prices from $1.00 to $4.00. The options are exercisable over a three-year period.

During the year ended December 31, 2000, a retiring officer exercised options and purchased 50,000 shares of the Company's stock for $16,500.

A summary of the Company's stock option activity and related information follows:

                                                                    Weighted
                                                        Range of      Average
                                   Shares Under     Option Price     Exercise
                                         Option      Per   Share        Price
                                   -------------   --------------   ----------

    Balance at December 31, 1998:             -        -       -            -
       Granted                          650,000    $0.32 - $0.71        $0.68
       Exercised                              -        -       -            -
       Cancelled                              -        -       -            -
                                   -------------   --------------   ----------
    Balance at December 31, 1999        650,000    $0.32 - $0.71        $0.68
       Granted                          412,500    $0.71 - $4.00        $2.93
       Exercised                       (50,000)    $1.00 - $1.00        $1.00
       Cancelled                              -         -      -            -
                                   -------------   --------------   ----------
    Balance at December 31, 2000      1,012,500    $0.71 - $4.00        $1.61
                                   =============   ==============   ==========

The weighted-average fair value of options granted during 1999 and 2000 was $0.68 and $2.93, respectively.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - 1995 AND 1999 STOCK OPTION PLANS (Continued)

Options (Continued)
-------

Stock options for 650,000 and 625,000 were exercisable at December 31, 1999 and 2000 respectively.

The weighted average fair value of exercised options during the year ended December 31, 2000 was $1.00.

In compliance with SFAS No. 23, the Company has elected to provide the pro forma disclosure. As such, the Company"s net loss, and loss per share for 1998, 1999, and 2000 adjusted to reflect pro forma amounts are indicated below:

                                               December 31,
                            -------------------------------------------------
                                      1998             1999              2000
                            --------------   --------------   ---------------
     Net loss
      As reported           $  (7,814,143)   $  (6,492,312)   $   (9,872,789)
      Pro forma             $  (7,814,143)   $  (7,742,000)   $  (14,896,800)

     Loss per share
      As reported           $        (.40)   $       (0.27)   $        (0.23)
      Pro forma             $        (.40)   $       (0.32)   $        (0.33)

The fair value of stock options and warrants granted in 1998, 1999, and 2000 were estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions were:


                                                        December 31,
                                           -----------------------------------
                                             1998           1999        2000
                                           --------      --------     --------
       Weighted average fair value          $1.00          $0.68       $1.61
       Expected volatility                   33%             33%        138%
       Risk-free interest rate                5%              5%         5%
       Expected life                       2 years        5 years     3 years


Employee Benefit Plan
---------------------

The Company adopted a non-contributory 401(k) plan effective January 1, 2000. The plan covers all employees who are at least 21 years of age with no minimum service requirements. Contributions to the plan for the year ended December 31, 2000 totaled $12,400.

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

On February 17, 1998, the Company assigned the California premise lease to an entity controlled by a company shareholder. This assignment was approved by the original lessor. During February 1998, the Company moved to a new office located in Washington, D.C. The office premise was rented on a month-to-month basis at the rate of $3,350 per month through April of 1999. In May 1999, the Company moved to another new office located in Washington, D.C. for a one-year lease at $1,900 per month.

During February 2000, the Company entered into a lease agreement for office space at a monthly rental of $423. The term of the lease is for one year, commencing on February 21, 2000 and terminating on February 20, 2001.

On August 30, 2000, the Company entered into a lease agreement for office space in Fairfax, Virginia for a period of five years. Under the lease agreement, annual rent will amount to $224,038.50 for each year, commencing September 1, 2000, subject to certain escalation adjustments.

Minimum lease payments to be received as of December 31, 2000 for each of the next 5 years are:


                Year Ended December 31,                         Amount
                -----------------------                       --------

                         2001                                 $227,000
                         2002                                  233,000
                         2003                                  240,000
                         2004                                  247,000
                         2005                                  168,000

Rent expense for all premise operating leases was approximately $58,864, $40,790 and $74,680 for the years ended December 31, 1998, 1999 and 2000, respectively.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Employment Agreement
--------------------

-  President and CEO:

On January 11, 1999, the Company entered into an employment agreement with its current president. The agreement provides for a salary $2,000 per week. He also received a 5-year warrant to purchase 50,000 shares of the Company"s common stock at $1 per share. On September 1, 1999, he was awarded, under the 1999 Stock Option Plan, 150,000 options with exercise price of $0.71. Effective November 5, 1999, he entered into a three-year employment contract with the Company that provides for base compensation in the first contract year of $104,000; in the second contract year, the sum of that amount, plus the bonus awarded to him in the first contract year; and in the third contract year, that amount, plus the bonus awarded to him in the second contract year. The bonus to which he is entitled in each contract year is an amount, not to exceed 50% of base salary, determined by applying to that year's base salary the percentage by which the market price of our common stock had increased between the beginning and the end of the contract year. In addition, for each contract year, he will be issued a five-year warrant to purchase 100,000 shares of the Company's common stock for $1, $2 and $3 per share, successively. Effective July 1, 2000, the base pay was increased to $3,000 per week.

- Senior Vice President and COO:

On May 3, 2000, the Company entered into a three-year employment agreement with its Chief Operating Officer, providing for an annual base salary of $160,000 and non-qualified stock options to purchase a total of 325,000 shares of common stock. Of the options granted, options on 25,000 shares vested immediately at $1.00 per share and on 100,000 shares will vest on each subsequent anniversary date at exercise prices of $2.50, $3.00 and $3.50, respectively. All stock options expire on May 2, 2010. The Company recorded a total of $187,750 as unearned stock compensation during the year ended December 31, 2000, based on the excess of the closing price of the common stock at the date of the grant over the exercise price of the options. The unearned stock compensation is being amortized over the vesting periods. During the year ended December 31, 2000, the Company recorded $41,723 of compensation expense related to such stock options.

-  Vice President Advanced Material Division:

On August 28, 2000, the Company entered into a one-year employment agreement with Vice President, providing for an annual base salary of $138,000 and non-qualified stock options to purchase a total of 75,000 shares of common stock. Of the options granted, exercise prices are determined by the board that approximates the market price during the period the week preceding the board"s approval.

- Vice President and CFO:

During February 2000, the Company entered into a one-year employment agreement with an individual to act as the Company"s Chief Financial Officer ("CFO"). The Company agrees to pay the employees an annual salary of $100,000. In addition, the Company issues to the employee 10,000 restricted shares of the Company"s common stock and a $10,000 signing bonus. During January 2001, the Company issued a retroactive pay raise to its CFO to increase the annual salary to $140,000 effective September 15, 2000.

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

During December 2000, the Company extended and renegotiated the terms of its consulting agreement. The agreement provided for monthly provision of $7,000, plus the Company will issue 1,000 shares of common stock per month to the consultant until August 2001.

On November 2, 1996, the Company entered into a two-year consulting agreement for certain technology advisory services, including the evaluation of nuclear waste disposal technologies acquired by the Company for the purpose of introducing such technologies to potential licensees. The Company was obligated to pay $4,000 and issue 20,000 shares of common stock for services performed through November 15, 1996. Commencing December 15, 1996, the consultant is obligated to receive $4,000 and 4,000 shares of common stock on a monthly basis as compensation during the term of the agreement. Commencing November 1, 1998, the date the two-year consulting agreement expired, the Company and the consultant agreed to continue the former agreement on a month-to-month basis at the previous compensation arrangement. On October 15, 1999, the Company and the consultant agreed to terminate their agreement.

In December 1996, effective November 30, 1996, the Company entered into a two-year consulting agreement for certain advisory services, including directing a technology development branch in Israel. The advisor was paid $2,000 and issued 5,000 shares of common stock for services performed through November 15, 1996. Commencing January 1, 1997, on a monthly basis, the advisor received as compensation $1,000 and 2,000 shares of common stock during the term of the agreement. On December 1, 1997, the agreement was revised for a term of two years commencing on December 1, 1997. The revised agreement states that, on a monthly basis, the compensation will increase to $3,000 and 4,000 shares of common stock. Effective April 1, 1998, the Company agreed to increase the consultant"s cash compensation to $5,000 per month, and to issue a number of shares of common stock having a market value of $6,000 per month. The number of shares were be determined based on the bid price 5 days prior to issuance. On March 23, 2001, the Company agreed to extend the consulting agreement by compensating the consultant $8,000 per month, but the consultant would not receive any further common stock of the Company. This agreement is effective as of January 1, 2001.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Consulting Agreements/Commitments (Continued)
---------------------------------

In December 1996, the Company entered into a two-year consulting agreement for certain advisory services, including managing a technology development branch in Israel. The advisor was paid $2,000 and issued 5,000 shares of common stock for services performed through November 15, 1996. Commencing January 1, 1997, on a monthly basis, the advisor received as compensation $1,000 and 2,000 shares of common stock during the term of the agreement. On December 1, 1997, the agreement was revised for a term of two years commencing on December 1, 1997. The revised agreement states that, on a monthly basis, the compensation increased to $3,000 and 4,000 shares of common stock. Effective April 1, 1998, the Company agreed to increase the consultant"s cash compensation to $5,000 per month, and issued a number of shares of common stock having a market value $6,000 per month. The number of shares was determined based on the closing bid price 5 days prior to issuance. On March 23, 2001, the Company agreed to extend the consulting agreement by compensating the consultant $8,000 per month, but the consultant would not receive any further common stock of the Company. This agreement is effective as of January 1, 2001.

In October 1999, the Company entered into a one-year consulting agreement for marketing and advisory services related to the Company's technologies. The agreement can be terminated by either party by 90 days written notice. The agreement provides for a monthly fee of $2,500 per month, starting December 1999 through May 2000, and $5,000 per month thereafter. In addition, the Company issue 5,000 shares of Eurotech's stock per month starting October 1999 through May 2000, and 2,500 shares per month thereafter. This agreement was replaced by a new agreement dated September 1, 2000 with a period of one year commencing on September 1, 2000 and ending August 31, 2001 for $2,000 per month. The Company has the right to terminate the agreement with the consultant with a 90-day notice to terminate.

On August 13, 1999, the Company entered into a five-year consulting agreement, commencing October 1, 1999, with its Chairman of the Board to provide services in connection with fund raising and mergers and acquisitions for $1,000 per week for 52 weeks per year and 75,000 warrants to buy 75,000 shares per year at exercise prices of $1.00, $2.00, $3.00, $4.00 and $5.00, respectively. Effective January 1, 2001, the consulting fee was increased to $3,000 per week.

During February 2000, the Company entered into a one-year consulting agreement with an individual to carry out various activities for the Company"s operations in Germany. The Company agreed to pay the consultant $4,000 per month.

The Company entered into a consulting agreement for marketing services to be provided for $14,000 per month, beginning May 1, 2000 and be automatically reinstated at its anniversary, unless officially terminated by 120 days written notice.

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Consulting Agreements/Commitments (Continued)
---------------------------------

On December 1, 2000, the Company entered into a one-year consulting agreement for tactical marketing services for the purpose of pursuing government business objectives. The consultant will identify specific U.S. Department of Energy ("DOE") project opportunities for the Company and assist it in winning these DOE projects. The Company will pay the consultant a monthly fee of $7,500 during the term of the agreement.

The Company entered into a one-year consulting agreement with an individual to provide services as General Manager of Business Development for the Western U.S. Sales Area. The Company agreed to pay the consultant $158,000 annually and the option to purchase 12,500 shares of restricted common stock at a price to be negotiated between the Company and the consultant within 30 days prior to the termination of the agreement. The consultant also is entitled to additional compensation, as well as additional options to purchase the Company common stock, if the Company"s revenue exceeds certain levels from the Company"s Western U.S. sales area over the term of the agreement.

Risk of Environmental Liability; Present Lack of Environmental Liability
------------------------------------------------------------------------
Insurance
---------

The Company"s radioactive contaminant technology is subject to numerous national and local laws and regulations relating to the storage, handling, emission, transportation and discharge of such materials, and the use of specialized technical equipment in the processing of such materials. There is always the risk that such materials might be mishandled, or that there might be equipment or technology failures, which could result in significant claims for personal injury, property damage, and clean-up or remediation. Any such claims against the Company could have a material adverse effect on the Company. The Company does not presently carry any environmental liability insurance, and may be required to obtain such insurance in the future in amounts that are not presently predictable. There can be no assurance that such insurance will provide coverage against all claims, and claims may be made against the Company (even if covered by insurance policies) for amounts substantially in excess of applicable policy limits. Any such event could have a material adverse effect on the Company.

Concentration of Credit Risk
----------------------------

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash, which is at one bank. Future concentration of credit risk may arise from trade accounts receivable. Ongoing credit evaluations of customers' financial condition will be performed and, generally, no collateral will be required.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Business Risks
--------------

The Company requires additional funds to commercialize its technologies and continue research and development efforts. Until the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology, not yet completely developed, or that with respect to any technology that is fully developed, it can be manufactured on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

New Technology Transfer Agreement
---------------------------------

On April 6, 2000, the Company entered into a one-year manufacturing and technology transfer agreement with a California corporation, providing for the transfer of certain EKOR technology and the manufacture of certain EKOR products. The agreement will continue automatically from year to year, unless terminated in writing 30 days prior to the annual renewal anniversary.

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

The Company's former President, Mr. Wilkie, brought an action against the Company in the Superior Court of the District of Columbia, seeking monetary damages of $360,000, plus pre-judgment interest, for alleged wrongful termination under a purported employment agreement. The Company took the position that this purported employment agreement was not valid or binding and intended to defend vigorously against this claim. Moreover, the Company filed a counterclaim for breach of fiduciary duty and mismanagement. In February 2000, the Company settled the litigation with Mr. Wilkie by issuing to him 10,000 shares of the Company's common stock valued at $57,750.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions
---------------------

1998:
----

During the year ended December 31, 1998, a holder of debentures exercised the right under the November 27, 1997 convertible debenture agreement to convert principal of $30,000 and accrued interest of $2,194 into 100,002 shares of the Company's common stock.

1999:
----

During the year ended December 31, 1999, a holder of debentures converted $410,000 of principal and $161,788 of accrued interest into 1,204,665 shares of common stock.

Technology rights were acquired for non-cash consideration totaling $8,047,688 (Note 4).

2000:
-----

During the year ended December 31, 2000, holders of debentures converted $3,060,000 of principal and $691,858 of accrued interest into 2,082,728 shares of common stock.

During the year ended December 31, 2000, 300,000 shares of stock and 250,000 warrants were issued to settle penalties of convertible debentures of $1,120,000.

An obligation under a convertible promissory note date January 1999 of $50,000, plus accrued interest of $6,393, payable to a former Chairman of the Board of the Company, was satisfied by the issuance of 200,000 shares of common stock.

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - SUBSEQUENT EVENTS

Consulting Agreement
--------------------

During January 2001, the Company entered into a one year consulting agreement with an individual for general strategic consulting services to be rendered. The agreement will begin as the execution of this agreement and continues to be in force for a term of each year. The Company agreed to pay an annual fee of $300,000 in four equal installments on a quarterly basis.

During January 2001, the Company entered into a two-year consulting agreement with an investment banking company for financial consulting services and advice pertaining to the Company"s business affairs as the Company may have, from time to time, reasonable request. The Company agreed to pay to the consultant a cash fee of $5,000 per month. In addition, the Company agree to issue to the consultant warrants to purchase 600,000 shares of the Company"s common stock, to vest immediately as to 150,000 shares, to vest as to 75,000 shares three months beyond the execution of this agreement, to vest as to 150,000 shares six months beyond the execution of this agreement, to vest as to 75,000 shares nine months beyond the execution of this agreement, to vest as to 75,000 shares twelve months beyond the execution of this agreement, and to vest as to 75,000 shares fifteen months beyond the execution of this agreement. All warrants shall have a term of five years.

During March 2001, the Company entered into a one year consulting agreement with an individual for specific professional business services in administration and management of international public and private entities, international public product and general marketing. The Company agreed to pay $5,000 per month, commencing February 14, 2001, and 5,000 warrants per month with exercise price of $3.00.

Convertible Debentures
----------------------

During February 2001, the Company extended the due date for the $3,000,000 principal on amount of Convertible Debentures for one year. The terms and conditions of the Convertible Debentures remain as agreed in previous agreements.

Stock Issuance
--------------

During March 2001, the Company received $1.25 million due for the common stock issued in 2000.

Options
-------

During January 2001, pursuant to an employment agreements, two employees were issued options to purchase 375,000 shares of common stock at an exercise price from $1.50 to $3.50 per share. The options are exercisable over a four-year period.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - SUBSEQUENT EVENTS (Continued)

Intent to Formulate Joint Venture
---------------------------------

On March 23, 2001, the Company entered into a letter of intent to enter into a joint venture with a Louisiana corporation to participate in the electromagnetic radiography ("EMR")/Acoustic Core Technologies. This agreement would require the Company to enter into a one-year corporate consulting agreement for $150,000. The Company would also receive the option to purchase 100% of the EMR and acoustic technologies for the Company's restricted common stock. The joint venture would become effective on June 1, 2001, subject to agreement of all parties to the formal terms of the joint venture and associated consulting agreements, due diligence with respect to each other and the technologies= feasibility.


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

10.1.1   License Agreement dated September 6, 1996 between Euro-Asian Physical
         Society and ERBC Holding, Ltd.
                                                                                        1
10.1.2   Sub-License Agreement dated September 16, 1996 between ERBC Holding,
         Ltd. and Eurotech, Ltd.                                                        1

10.1.2.1 EKOR Agreement dated as of May 15, 2000 between Euro-Asian Physical
         Society and Eurotech, Ltd. Modifying the EKOR license                          *

10.1.3   Agreement dated January 28, 1997 between Eurotech, Ltd. and Kurchatov
         Research Holdings, Ltd.                                                        1

10.1.4   Memorandum of Intent among Chernobyl Nuclear Power Plant, I. V.
         Kurchatov Institute, Ukrstroj and Eurotech, Ltd.                               1

10.1.5   Agreement dated December 6, 1996 between Ukrstroj and Chernobyl Nuclear
         Power Plant                                                                    1

10.1.6   Agreement dated December 11, 1996 among Ukrstroj, Eurotech, Ltd. and
         Euro-Asian Physical Society                                                    1

10.2.1   Technology Purchase Agreement between Eurotech, Ltd. and Oleg L.
         Figovsky                                                                       2

10.2.2   Technology Purchase Agreement between Eurotech, Ltd. and Oleg L.
         Figovsky                                                                       2

10.2.3   Technology Purchase Agreement between the Company and Oleg L. Figovsky         2

10.2.4   Agreement dated February 27, 2000 between Eurotech, Ltd. and Oleg L.
         Figovsky (acquisition of the rights to 49% of net profits)                     8

10.3     Preliminary EKOR (Component A)/Block Copolymer manufacturing licensing
         agreement between Eurotech, Ltd. and NuSil Technology                          9

10.4.1   Agency Contract dated May 19, 2000 between Eurotech, Ltd. and McPhee
         Environmental Supply                                                          10

10.4.2   McPhee Environmental Supply Cancellation dated March 14, 2001                  *

10.5.1   Share Purchase Agreement dated June 29, 2000 between Zohar Gendler and
         Eurotech, Ltd. (Rademate Ltd.)                                                10

10.5.2   Share Purchase Agreement dated June 29, 2000 between Technion
         Entrepreneurial Incubator Co., Ltd. and Eurotech, Ltd. (Rademate Ltd.)        10

10.5.3   Share purchase agreement date July 23, 2000 between Sorbtech Ltd. and
         Eurotech, Ltd.                                                                10

10.5.4   Investment Agreement entered into in May, 2000 between Amsil, Ltd. and
         Eurotech, Ltd.                                                                10

10.6.1   Form of Agreement among Eurotech, Ltd., V. Rosenband and C. Sokolinsky,
         and Ofek Le-Oleh Foundation                                                    2

10.6.2   Equity Sharing Agreement between the Company, V. Rosenband and C.
         Sokolinsky                                                                     2

10.6.3   Voting Agreement among Eurotech, Ltd., V. Rosenband and C. Sokolinsky          2

10.7.1   Investment Agreement between Eurotech, Ltd. and Chemonol, Ltd.                 2

10.7.2   Equity Sharing Agreement between the Company and Leonid Shapovalov             2

10.7.3   Voting Agreement between Eurotech, Ltd. and Leonid Shapovalov                  2

10.8.1   Agreement between Eurotech, Ltd. and Separator, Ltd.                           2

10.8.2   Equity Sharing Agreement between Eurotech, Ltd. and Efim Broide                2

10.8.3   Voting Agreement between Eurotech, Ltd. and Efim Broide                        2

10.9.1   Form of Agreement among Eurotech, Ltd., Ofek Le-Oleh Foundation and Y.
         Kopit                                                                          2

10.9.2   Equity Sharing Agreement among Eurotech, Ltd., Y. Kopit and V.
         Rosenband                                                                      2

10.9.3   Voting Agreement among Eurotech, Ltd., Y. Kopit and V. Rosenband               2

10.10    Form of License Agreement between the Company and ERBC Holdings, Ltd.          2

10.11.1  Cooperation Agreement between Eurotech, Ltd. and Forschungszentrum
         Julich GmbH                                                                    2

10.11.2  Agreement among Eurotech, Ltd., Forschungszentrum Julich and two other
         entities for the testing of EKOR in Germany                                    7

10.11.3  Letters of cancellation of German EKOR testing agreement                       *

10.12.1  Convertible Debenture Purchase Agreement among Eurotech, Ltd., JNC
         Opportunity Fund, Ltd. and Diversified Strategies Fund, L.P.                   2

10.12.2  Escrow Agreement among Eurotech, Ltd., JNC Opportunity Fund, Ltd. and
         Diversified Strategies Fund, L.P. and Robinson, Silverman, Pearce,
         Aronsohn & Berman, LLP                                                         2

10.12.3  Registration rights Agreement among Eurotech, Ltd., JNC Opportunity
         Fund, Ltd. and Diversified Strategies Fund, L.P.                               2

10.12.4  Form of 8% Convertible Debenture Due November 27, 2000 issued by
         Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                                   2

10.12.5  Form of 8% Convertible Debenture Due November 27, 2000 issued by
         Eurotech, Ltd. to Diversified Strategies Fund, L.P.                            2

10.12.6  Warrant No. 1 issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.           2

10.12.7  Warrant No. 2 issued by Eurotech, Ltd. to Diversified Strategies Fund,
         L.P.                                                                           2

10.12.8  Warrant No. 3 issued by Eurotech, Ltd. to Diversified Strategies Fund,
         L.P.                                                                           2

10.13.1  Convertible Debenture Purchase Agreement between Eurotech, Ltd. and JNC
         Opportunity Fund, Ltd.                                                         2

10.13.2  Escrow Agreement among Eurotech, Ltd., JNC Opportunity Fund, Ltd. and
         Robinson, Silverman, Pearce, Aronsohn and Berman, LLP                          2

10.13.3  Registration Rights Agreement between Eurotech, Ltd. and JNC
         Opportunity Fund Ltd.                                                          2

10.13.4  Form of 8% Convertible Debenture Due February 23, 2001 issued by
         Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                                   2

10.13.5  Warrant No. 3 issued by Eurotech, Ltd. to JNC Opportunity Fund Ltd.            2

10.14.1  Debenture Purchase Agreement between Eurotech, Ltd and JNC Strategic
         Fund Ltd.                                                                      2

10.14.2  Form of 8% Convertible Debenture No.1 Due July 20, 2001 issued by
         Eurotech, Ltd. to JNC Strategic Fund Ltd.                                      3

10.14.3  Form of 8% Convertible Debenture No.2 Due February 23, 2001 issued by
         Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                                   3

10.14.4  Warrant No. 4 issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.              3

10.14.5  Registration Rights Agreement issued by Eurotech, Ltd. to JNC Strategic
         Fund Ltd.                                                                      3

10.14.6  Amended and Revised 8% Convertible Debenture No.1 Due February 23,
         2001issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                     3

10.14.7  Amended and Revised 8% Convertible Debenture No.2 Due July 20, 2001
         issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.                            3

10.14.8  Amended and Revised 8% Convertible Debenture No.13 Due November 27,
         2000 issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                    3

10.14.9  Amended and Revised 8% Convertible Debenture No.14 due November 27,
         2000 issued by Eurotech, Ltd. to Diversified Strategies Fund, L.P.             3

10.14.10 Agreement dated February 25, 2000 regarding conversion price                   8

10.14.11 Agreement dated February 21, 2001 regarding extension of maturity              *

10.15.1  Agreement between Eurotech, Ltd. and David Wilkes                              3

10.15.2  Secured Promissory Note issued by Eurotech, Ltd. to JNC Strategic Fund
         Ltd.                                                                           3

10.15.3  Secured Promissory Note issued by Eurotech, Ltd. to David Wilkes               3

10.15.4  Secured Promissory Note issued by Eurotech, Ltd. to David Wilkes               3

10.15.5  Escrow Agreement among the Company, JNC Strategic Fund Ltd. and Encore
         Capital Management, L.L.C.                                                     3

10.15.6  Security Agreement by Eurotech, Ltd. in favor of JNC Strategic Fund
         Ltd. and David Wilkes                                                          3

10.15.7  Warrant issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.                    3

10.15.8  Warrant issued by the Company to David Wilkes                                  4

10.15.9  Form of 8% Convertible Debenture Due Three Years from Original Issue
         Date issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.                       4

10.15.10.1 Employment Agreement between Eurotech, Ltd. and Frank Fawcett                4

10.15.10.2 Disengagement Agreement between Eurotech, Ltd. and Frank Fawcett             4

10.16.1  Employment Agreement between Eurotech, Ltd. and Don V. Hahnfeldt               4

10.16.2  Revised employment agreement between Eurotech, Ltd. and Don V.
         Hahnfeldt                                                                      7

10.17    Agreement dated September 9, 1999 between Eurotech, Ltd. and Peter
         Gulko (acquisition of KRHL shares)                                             5

10.18.1  Agreement dated as of November 30, 1999 between Eurotech, Ltd. and
         Kurchatov Research Holdings, Ltd.                                              7

10.18.2  Agreement dated June 20, 2000 between Eurotech, Ltd. and Advanced
         Technology Industries, Inc. (formerly Kurchatov Research Holdings,
         Ltd.)                                                                         10

10.19    Agreement dated as of December 15, 1999 between Eurotech, Ltd. and
         Spinneret Financial Systems, Inc.                                              7


10.20.1  Common Stock Purchase Agreement dated December 31, 1999 between
         Eurotech, Ltd. and Woodward LLC                                                7

10.20.2  Warrant issued by Eurotech, Ltd. to Woodward LLC on December 31, 1999          7

10.20.3  Registration Rights Agreement dated December 31, 1999 between Eurotech,
         Ltd. and Woodward LLC                                                          7

10.20.4  Commitment Agreement ($22,000,000) between Eurotech, Ltd. and Woodward
         LLC                                                                            7

10.20.5  Escrow Agreement dated December 31, 1999 among Eurotech, Ltd., Woodward
         LLC and Krieger & Prager                                                       7

10.20.6  Common Stock Purchase Agreement dated as of March 1, 2000 between
         Eurotech, Ltd. and Woodward LLC                                                9

10.20.7  Common Stock Purchase Agreement dated as of April 24, 2000 between
         Eurotech, Ltd. and Woodward LLC                                               10

10.20.8  Registration Rights Agreement dated as of April 24, 2000 between
         Eurotech, Ltd. and Woodward LLC                                               10

10.20.9  Warrant issued by Eurotech, Ltd. to Woodward LLC on June 22, 2000             10

10.20.10 Amendment Agreement dated June 29, 2000 between Eurotech, Ltd. and
         Woodward LLC, amending April 24, 2000 Common Stock Purchase Agreement and Registration Rights Agreement and December 31, 2000 Commitment
         Agreement                                                                     10

10.20.11 Amendment Agreement dated September 28, 2000 between Eurotech, Ltd. and
         Woodward LLC, amending March 1, 2000 Common Stock Purchase Agreement          11

10.20.12 Modification Agreement dated as of February 28, 2001, amending March 1
         and April 24, 2000 Common Stock Purchase Agreements                            *

10.21    Technology Acquisition and Development Agreement related to Cypto.Com,
         Inc.                                                                           9

10.22    Investment Banking Consulting Agreement dated January 15, 2001 between
         Eurotech, Ltd. and Adolph Komorsky Investments, together with addendum
         thereto                                                                        *



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

4 Incorporated by reference to such Exhibit filed with Post-Effective Amendment No. 1 to our registration statement on Form S-1, File No. 333-26673, on file with the Commission

5 Incorporated by reference to such Exhibit filed by Peter Gulko with his Statement on Schedule 13D

6 Incorporated by reference to such Exhibit filed with our current report on Form 8-K as of November 30, 1999, on file with the Commission

7 Incorporated by reference to such Exhibit filed with Post-Effective Amendment No. 2 to our registration statement on Form S-1, File No. 333-26673, on file with the Commission

8 Incorporated by reference to such Exhibit filed with our annual report on Form 10-K for the year ended December 31, 1999, on file with the Commission

9 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended March 31, 2000, on file with the Commission

10 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended June 30, 2000, on file with the Commission

11 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended September 30, 2000, on file with the Commission