Form 10-Q
period 2001-03-31
EUROTECH LTD
filed 2001-05-21
CIK 1033030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2001:
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ______________________ to ______________________.

                          COMMISSION FILE NO. 000-22129

                                Eurotech, Ltd.
                                --------------
        (Exact name of small business issuer as specified in its charter)

     District of Columbia                                       33-0662435
     --------------------                                       ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                              10306 Eaton Place
                                   Suite 220
                           Fairfax, Virginia 22030
                           -----------------------
                   (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number including area code:            (703) 352-4399

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                  Yes [ ]   No [ ]   Not applicable [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's shares of common stock, as of the latest practicable date.
    52,793,761 shares common stock, $.00025 par value, as of April 30, 2001

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                               INDEX TO FORM 10-Q

                                 MARCH 31, 2001


                                                                      Page Nos.
                                                                      ---------

PART I - FINANCIAL INFORMATION:

     CONSOLIDATED BALANCE SHEETS                                         1
       At December 31, 2000 and March 31, 2001

     CONSOLIDATED STATEMENTS OF OPERATIONS                               2
       For the Three Months Ended March 31, 2000
       For the Three Months Ended March 31, 2001
       For the Period from Inception (May 26, 1995) to
         March 31, 2001

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                    3-16
       For the Period from Inception (May 26, 1995) to
         December 31, 2000
       For the Three Months Ended March 31, 2001

     CONSOLIDATED STATEMENTS OF CASH FLOWS                               17
       For the Three Months Ended March 31, 2000
       For the Three Months Ended March 31, 2001
       For the Period from Inception (May 26, 1995) to
         March 31, 2001

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         18-26


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL          27-34
               CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION                                              35

                                 EUROTECH, LTD. AND SUBSIDIARIES
                                  (A Development Stage Company)

                                   CONSOLIDATED BALANCE SHEETS

                                              ASSETS
                                              ------

                                                            At December 31,          At March 31,
                                                                  2000                   2001
                                                             -------------          -------------
                                                                                     (Unaudited)
CURRENT ASSETS:
  Cash                                                       $  2,969,106           $  1,764,770
  Prepaid expenses and other current assets                        62,275                 31,778
  Subscription receivable                                       1,250,000              2,840,000
                                                             -------------          -------------
     TOTAL CURRENT ASSETS                                       4,281,381              4,636,548

PROPERTY AND EQUIPMENT - net of accumulated
  depreciation of $12,742 at March 31, 2001                       181,413                205,916

OTHER ASSETS:
  Technology rights - net of accumulated
    amortization of $2,146,050 at March 31, 2001                6,304,022              5,901,637
  Patent costs - net of accumulated amortization of
    $2,191 at March 31, 2001                                       22,820                 22,382
  Other assets                                                    227,627                231,233
                                                             -------------          -------------
     TOTAL ASSETS                                            $ 11,017,263           $ 10,997,716
                                                             =============          =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                   $  1,439,543           $  1,138,128
  Deferred revenue                                                225,000                225,000
  Current portion of convertible debentures                       500,000              3,000,000
                                                             -------------          -------------
     TOTAL CURRENT LIABILITIES                                  2,164,543              4,363,128
                                                             -------------          -------------
CONVERTIBLE DEBENTURES                                          3,000,000                      -
                                                             -------------          -------------
     TOTAL LIABILITIES                                          5,164,543              4,363,128
                                                             -------------          -------------

COMMITMENTS AND OTHER MATTERS (Notes 3, 4, 5, 6
  and 7)

STOCKHOLDERS' EQUITY:
  Preferred stock - $0.01 par value; 5,000,000
    shares authorized; -0- shares issued and
    outstanding                                                         -                      -
  Common stock - $0.00025 par value; 100,000,000
    shares authorized; 54,933,830 shares issued and
    51,401,854 outstanding at December 31, 2000 and
    56,325,737 shares issued and 52,793,761
    outstanding at March 31, 2001, respectively                    13,734                 14,082
  Additional paid-in capital                                   55,073,429             58,005,456
  Unearned compensation                                          (146,027)              (145,507)
  Deficit accumulated during the development stage            (40,610,695)           (42,761,722)
  Treasury stock, at cost; 3,531,976 shares at
    December 31, 2000 and March 31, 2001                       (8,477,721)            (8,477,721)
                                                             -------------          -------------
     TOTAL STOCKHOLDERS' EQUITY                                 5,852,720              6,634,588
                                                             -------------          -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 11,017,263           $ 10,997,716
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

                                       EUROTECH, LTD. AND SUBSIDIARIES
                                        (A Development Stage Company)

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                                                     For the Period
                                                   For the Three Months Ended        from Inception
                                                            March 31,                (May 26, 1995)
                                                 -------------------------------      to March 31,
                                                      2000              2001              2001
                                                 -------------     -------------     -------------
REVENUES                                         $          -      $          -      $    500,000
                                                 -------------     -------------     -------------
OPERATING EXPENSES:
  Research and development                          1,822,913           601,121        10,093,725
  Consulting fees                                     189,125           591,706         3,585,800
  Compensatory element of stock
    issuances pursuant to consulting
    and other agreements                              368,745            37,895         4,747,518
  Other general and administrative
    expenses                                          428,691           891,115         9,515,084
                                                 -------------     -------------     -------------
    TOTAL OPERATING EXPENSES                        2,809,474         2,121,837        27,942,127
                                                 -------------     -------------     -------------
OPERATING LOSS                                     (2,809,474)       (2,121,837)      (27,442,127)
                                                 -------------     -------------     -------------
OTHER EXPENSES:
  Interest expense, net of interest
    income of $-0- and $30,810 for 2000
    and 2001, respectively                             91,794            29,190         1,586,726
  Amortization of deferred and
   unearned financing costs                                 -                 -        13,276,591
  Litigation settlement                                     -                 -           456,278
                                                 -------------     -------------     -------------
    TOTAL OTHER EXPENSES                               91,794            29,190        15,319,595
                                                 -------------     -------------     -------------
NET LOSS                                         $ (2,901,268)     $ (2,151,027)     $(42,761,722)
                                                 =============     =============     =============

BASIC AND DILUTED LOSS PER COMMON
  SHARE                                          $       (.07)     $       (.05)
                                                 =============     =============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                41,176,845        46,902,515
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

                                     EUROTECH, LTD. AND SUBSIDIARIES
                                      (A Development Stage Company)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (UNAUDITED)

                    FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                                AND THE THREE MONTHS ENDED MARCH 31, 2001

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
-------------------------------

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

                                     EUROTECH, LTD. AND SUBSIDIARIES
                                      (A Development Stage Company)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (UNAUDITED)

                    FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                                AND THE THREE MONTHS ENDED MARCH 31, 2001

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

                                     EUROTECH, LTD. AND SUBSIDIARIES
                                      (A Development Stage Company)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (UNAUDITED)

                    FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                                AND THE THREE MONTHS ENDED MARCH 31, 2001

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

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (UNAUDITED)

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                              AND THE THREE MONTHS ENDED MARCH 31, 2001

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

                                     EUROTECH, LTD. AND SUBSIDIARIES
                                      (A Development Stage Company)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              (UNAUDITED)

                    FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                                AND THE THREE MONTHS ENDED MARCH 31, 2001

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

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (UNAUDITED)

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                              AND THE THREE MONTHS ENDED MARCH 31, 2001

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

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (UNAUDITED)

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                              AND THE THREE MONTHS ENDED MARCH 31, 2001

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

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (UNAUDITED)

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                              AND THE THREE MONTHS ENDED MARCH 31, 2001

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

                                     EUROTECH, LTD. AND SUBSIDIARIES
                                      (A Development Stage Company)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (UNAUDITED)

                    FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                                AND THE THREE MONTHS ENDED MARCH 31, 2001

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

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (UNAUDITED)

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                              AND THE THREE MONTHS ENDED MARCH 31, 2001

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

                                EUROTECH, LTD. AND SUBSIDIARIES
                                 (A Development Stage Company)

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          (UNAUDITED)

               FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                           AND THE THREE MONTHS ENDED MARCH 31, 2001

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

                                               EUROTECH, LTD. AND SUBSIDIARIES
                                                (A Development Stage Company)

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                         (UNAUDITED)

                              FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                                          AND THE THREE MONTHS ENDED MARCH 31, 2001

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

                                      EUROTECH, LTD. AND SUBSIDIARIES
                                       (A Development Stage Company)

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                (UNAUDITED)

                     FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                                 AND THE THREE MONTHS ENDED MARCH 31, 2001

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

                                               EUROTECH, LTD. AND SUBSIDIARIES
                                                (A Development Stage Company)

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                         (UNAUDITED)

                              FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                                          AND THE THREE MONTHS ENDED MARCH 31, 2001

                                                                      Common Stock                       Treasury Stock
                                                 Date of       --------------------------         ---------------------------
                                             Transaction          Shares         Amount               Shares         Amount
                                             -----------       -----------     ----------         ------------    -----------
                                                                   (1)
Three Months Ended March 31, 2001
---------------------------------

Balance - December 31, 2000                                    54,933,830       $  13,734      $(3,531,976)      $(8,477,721)

Issuance of stock for consulting fees
 ($1.86 per share)                                 03/01            8,574               2                -                 -
Exercise of warrants ($1.10 per share)             03/01           50,000              13                -                 -
Issuance of stock ($2.25 per share)                03/01        1,333,333             333                -                 -
Compensatory element of warrants to
 purchase 60,000 shares issued to
 consultant as additional compensation             02/01                -               -                -                 -
Amortization of unearned compensation              03/01                -               -                -                 -
Net loss                                                                -               -                -                 -
                                                               -----------     -----------     ------------      ------------
Balance - March 31, 2001                                       56,325,737      $   14,082      $(3,531,976)      $(8,477,721)
                                                               ===========     ===========     ============      ============


                                                                                                  Deficit
                                                                                              Accumulated
                                                         Additional                            During the
                                                            Paid-in           Unearned        Development
                                                            Capital       Compensation              Stage           Total
                                                        ------------       -----------       -------------       -----------
Three Months Ended March 31, 2001
---------------------------------
Balance - December 31, 2000                             $55,073,429        $ (146,027)       $(40,610,695)       $ 5,852,720

Issuance of stock for consulting fees
 ($1.86 per share)                                           16,973                 -                   -             16,975
Exercise of warrants ($1.10 per share)                       54,987                 -                   -             55,000
Issuance of stock ($2.25 per share)                       2,839,667                 -                   -          2,840,000
Compensatory element of warrants to
 purchase 60,000 shares issued to
 consultant as additional compensation                       20,400           (20,400)                  -                 -
Amortization of unearned compensation                             -            20,920                   -            20,920
Net loss                                                          -                 -          (2,151,027)       (2,151,027)
                                                        ------------       -----------       -------------       -----------
Balance - March 31, 2001                                $58,005,456        $ (145,507)       $(42,761,722)       $ 6,634,588
                                                        ===========         ==========        ============       ===========

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

                                               EUROTECH, LTD. AND SUBSIDIARIES
                                                (A Development Stage Company)

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                             For the Three Months Ended       For the Period
                                                                                      March 31,               from Inception
                                                                           -------------------------------   (May 26, 1995) to
                                                                                2000              2001        March 31, 2001
                                                                           -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                 $ (2,901,268)     $ (2,151,027)     $(42,761,722)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                                             404,871           415,565         2,205,158
      Amortization of deferred and unearned financing
        costs                                                                         -                 -        13,276,619
      Stock issued for license                                                        -                 -            37,500
      Compensatory element of stock issuances                                   680,595            37,895         4,747,518
      Modification of warrants issued                                                 -                 -           123,500
      Issuance of stock in settlement of litigation                                   -                 -           456,278

      Cash provided by (used in) the change in assets and liabilities:
           Decrease (increase) in prepaid expenses                                    -            30,497           (31,778)
           Increase in other assets                                              (3,000)           (3,606)         (231,233)
           Increase (decrease) in accrued liabilities                          (629,415)         (301,415)        2,764,332
           Increase in deferred revenue                                               -                 -           225,000
                                                                           -------------     -------------     -------------
      NET CASH USED IN OPERATING ACTIVITIES                                  (2,448,217)       (1,972,091)      (19,188,828)
                                                                           -------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Organization and patent costs                                                       -                 -           (31,358)
  Capital expenditures                                                                -           (37,245)         (256,047)
                                                                           -------------     -------------     -------------
      NET CASH USED IN INVESTING ACTIVITIES                                           -           (37,245)         (287,405)
                                                                           -------------     -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                             -                 -            16,650
  Proceeds from issuance of common stock                                      6,000,000         1,250,000        22,936,970
  Proceeds from exercise of warrants                                            402,500            55,000           819,500
  Offering costs                                                                      -                 -            (2,898)
  Repayment by stockholders                                                           -                 -             3,000
  Proceeds from Convertible Debentures                                                -                 -         7,000,000
  Repayment of Convertible Debentures                                                 -          (500,000)         (500,000)
  Proceeds from notes payable                                                         -                 -           450,000
  Repayment of notes payable                                                   (400,000)                -          (400,000)
  Proceeds from bridge notes                                                          -                 -         2,000,000
  Repayments of bridge notes                                                          -                 -        (2,000,000)
  Borrowings from stockholders                                                        -                 -           561,140
  Repayment to stockholders                                                           -                 -          (561,140)
  Deferred financing costs                                                            -                 -          (604,150)
  Purchase of treasury stock                                                          -                 -        (8,478,069)
                                                                           -------------     -------------     -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                6,002,500           805,000        21,241,003
                                                                           -------------     -------------     -------------
INCREASE (DECREASE) IN CASH                                                   3,554,283        (1,204,336)        1,764,770

CASH - BEGINNING                                                              3,547,011         2,969,106                 -
                                                                           -------------     -------------     -------------
CASH - ENDING                                                              $  7,101,294      $  1,764,770      $  1,764,770
                                                                           =============     =============     =============
Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
  Cash paid during the period for:
    Interest                                                               $    508,244      $     43,889      $    868,580
                                                                           =============     =============     =============
    Income taxes                                                           $          -      $          -      $          -
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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ( the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to state fairly the financial position and results of operations as of and for the periods indicated. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

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

NOTE 2 - BUSINESS

Eurotech, Ltd. (the "Company") was incorporated under the laws of the District of Columbia on May 26, 1995. The Company is a development stage technology transfer, holding, marketing and management company formed to commercialize new or existing but previously unrecognized technologies. The Company's current emphasis is on technologies developed by prominent research institutes and individual researchers primarily in the former Soviet Union and Israel. Since the Company's formation, the Company acquired selected technologies through investments, assignments and licensing arrangements. To date, the Company has not generated any significant revenues from operations.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - 8% CONVERTIBLE DEBENTURES

Convertible debentures consist of the following:


                                                  At December 31,   At March 31,
                                                       2000             2001
                                                   -----------      -----------
         November 27, 1997 8% Convertible
           Debentures (Due November 27, 2000)      $  500,000       $        -

         February 23, 1998 8% Convertible
           Debentures (Due February 23, 2002)       3,000,000        3,000,000
                                                   -----------      -----------
                Total                               3,500,000        3,000,000

         Less: Current maturities                     500,000        3,000,000
                                                   -----------      -----------
                 Long-term portion                 $3,000,000       $        -
                                                   ===========      ===========

During the three months ended March 31, 2001, principal and accrued interest on the November 1997 Convertible Debentures totalling $543,276 was satisfied by a cash payment in full.

On February 20, 2001, the Company entered into an agreement with the holders of the Convertible Debentures dated February 23, 1998 to extend the original due date of February 23, 2001 by one year to February 23, 2002. All other terms and conditions of these Convertible Debentures remain as agreed to under the original agreements.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                          At December 31,    At March 31,
                                               2000              2001
                                           -----------       -----------

         Interest                          $  300,146        $  316,257

         Professional fees                    128,738            87,725

         Consulting fees                      351,894           247,894

         Other                                235,649           121,071
                                           -----------       -----------
                                           $1,016,428        $  772,947
                                           ===========       ===========

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock Transactions
-------------------------

The Company issued 8,574 shares of common stock as consideration for consulting services performed by various consultants. Shares issued under these arrangements were valued at $16,975, which was all charged to operations during the three months ended March 31, 2001.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

The Company entered into another agreement with Woodward LLC on April 24, 2000. Pursuant to this agreement, the Company sold to Woodward LLC an additional 2,000,000 shares, together with a warrant to purchase 500,000 shares at $10 per share, for $10,000,000 and certain other consideration. These 2,000,000 shares, the shares issuable upon the exercise of the warrant and the additional shares issuable upon repricing, are also required to be registered under the Securities Act of 1933. Finally, the shares are subject to repricing after March 31, 2001 if the bid price of outstanding Eurotech shares is not then at least $9.375. The parties amended this agreement on June 29, 2000 to provide for the payment by Woodward LLC of a further $1,250,000 upon the effectiveness of the registration statement registering the shares issued to Woodward LLC in, or issuable pursuant to repricing provisions included in agreements made in, March and April 2000 or pursuant to warrants.

The Company has recorded the $1,250,000 as a stock subscription receivable as of December 31, 2000 due to the fact the Company has complied with its Registration Statement registering the shares issued to Woodward, LLC. The Registration Statement became effective on February 14, 2001. The Company subsequently received the $1,250,000 on March 13, 2001.

The Company entered into a common stock purchase agreement with Woodward LLC on March 31, 2001. Pursuant to this agreement, the Company sold to Woodward LLC 1,333,333 shares for payment of aggregate consideration of $3,000,000, including $160,000 offering fees. The shares are subject to repricing after March 1, 2002, if the bid price of outstanding Eurotech shares for any lowest five business days during the repricing period is not equal or greater than $3.15. The Company has recorded the $2,840,000 as a stock subscription receivable as of March 31, 2001 due to the fact that the Company subsequently received the $2,840,000 on April 6, 2001.

Based on the current market price of the Company's shares, the Company estimates that as many as 2,000,000 additional shares may need to be issued on account of the repricing provisions of the March 2000 offerings and 6,500,000 shares for the April 2000 offering and, accordingly, has recorded the issuance of such additional shares in the stockholders' equity section of the December 31, 2000 balance sheet.

See Note 7 for subsequent event on the above repricing.

Warrants
--------

At March 31, 2001, the Company had outstanding warrants to purchase 2,003,000 shares of the Company's common stock at prices ranging from $0.75 to $10.00 as described below.

In February 2001, a consultant was granted warrants to purchase a total of 60,000 common shares at an exercise price of $3.00 per share. The warrants are exercisable over a five-year period.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Options
-------

In January 2001, pursuant to employment agreements, two employees were issued options to purchase a total of 375,000 common shares at an exercise price ranging from $1.50 to $3.50 per share. The options are exercisable over a five-year period.

A summary of the Company's stock option activity and related information follows:

                                                                       Weighted
                                                         Range of      Average
                                       Shares Under    Option Price    Exercise
                                          Option        Per Share       Price
                                       ------------   --------------   --------

         Balance at December 31, 2000:   1,012,500    $0.71 - $4.00      $1.61
            Granted                        375,000    $1.50 - $3.50      $2.72
            Exercised                            -        -       -          -
            Cancelled                            -        -       -          -
                                         ----------   --------------     ------
         Balance at March 31, 2001       1,387,500    $0.71 - $4.00      $1.91
                                         ==========   ==============     ======

The weighted-average fair value of options granted during the quarter ended March 31, 2001 was $1.91.

In compliance with SFAS No. 23, the Company has elected to provide the pro forma disclosure. As such, the Company's net loss, and loss per share for the three months ended March 31, 2001 adjusted to reflect pro forma amounts are indicated below:

                                                       Three Months Ended
                                                         March 31, 2001
                                                       ------------------
         Net loss:
          As reported                                    $  (2,151,027)
          Pro forma                                      $  (2,252,527)

         Basic and diluted loss per share:
          As reported                                    $        (.05)
          Pro forma                                      $        (.05)

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

The fair value of stock options and warrants granted in 2001 were estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions were:

                                                               March 31, 2001
                                                               --------------
         Weighted average fair value                                $1.91
         Expected volatility                                         36%
         Risk-free interest rate                                      5%
         Expected life                                             5 years

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

         Options to purchase common stock                         1,387,500
         Warrants to purchase common stock                        2,003,000
         Convertible Debentures (assumed conversion at March
           31, 2001 market value price and at largest
           discount)                                              1,530,000
         Reset provisions under equity line                       8,500,000
                                                                 -----------
         Total as of March 31, 2001                              13,420,500
                                                                 ===========

NOTE 6 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

New Consulting Agreements
-------------------------

During January 2001, the Company entered into a one-year consulting agreement for general strategic consulting services to be rendered. The agreement began at the execution of this agreement and continues to be in force for a term of each year. The Company agreed to pay an annual fee of $300,000 in four equal installments on a quarterly basis. In addition, the Company subsequently entered into a more specific agreement in which the consultant will assist the Company in evaluating possibilities for improving its capital structure and strategic alternatives. For these services, the consultant will be entitled to a fee of 4% of the value of any transactions arising out of these services.

During March 2001, the Company entered into a one-year consulting agreement with an individual for specific professional business services in administration and management of international public and private entities, international public product and general marketing. The Company agreed, commencing February 14, 2001, to pay monthly $5,000, and a five-year warrant to purchase 5,000 shares at $3.00 per share.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

New Employment Agreement
------------------------

During January 2001, the Company entered into an employment agreement with an individual to provide services as General Manager of Nuclear and Environmental Division. The Company agreed to pay $175,000 annually a five-year option to purchase 275,000 shares of common stock at prices ranging from $2.50 to $3.50.

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


NOTE 6 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

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

Business Risks
--------------

The Company requires additional funds to commercialize its technologies and continue research and development efforts. Until the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology not yet completely developed or that, with respect to any technology that is fully developed, products incorporating the technology, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

NOTE 7 - SUBSEQUENT EVENTS

Resignation of Chief Operations Officer
---------------------------------------

On May 4, 2001, the Chief Operations Officer of the Company submitted his resignation. The Company is discussing severance alternatives with him.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - SUBSEQUENT EVENTS (Continued)

New Consulting Agreement
------------------------

On April 25, 2001, the Company entered into a financial and strategic consulting agreement with a consulting company, pursuant to which this entity will assist the Company evaluating possibilities for improving capital structure and strategic alternatives. The Company agreed to pay $250,000, of which $124,999 is to be paid upon execution of the agreement and three subsequent installments of $41,667 per month.


Modification and Extension of Woodward LLC Agreement
----------------------------------------------------

On May 18, 2001, the Company and Woodward LLC entered into an agreement to extend and modify their existing agreements as follows:

         o The repricing terms applicable to one-half of the 1,200,000 shares issued pursuant to the March 2000 agreement, to all of the 2,000,000 shares issued pursuant to the April 2000 agreement and to the 1,333,333 shares issued pursuant to the March 2001 agreement, as summarized above, will be superseded by new repricing terms that reference the target price applicable to the new arrangement, which is $3.76 per share.

         o The Company will issue to Woodward LLC in one or more installments an additional 5,000,000 shares, for which Woodward LLC will pay us a total of $2,500,000.

         o The 5,000,000 additional shares will be subject to repricing in equal installments over ten monthly repricing periods beginning in March 2002, as a result of which we may be required to issue to Woodward LLC additional shares in the proportion to which the outstanding shares of our common stock trade during the specified repricing period below the $3.76 target price. The 3,933,333 shares referred to in the first bullet paragraph will be subject to repricing in two monthly installments of 300,000 shares each, six monthly installments of 333,333 shares each and three monthly installments of 444,444 shares each over eleven monthly repricing periods beginning as of April 1, 2001, as a result of which we may be required to issue to Woodward LLC additional shares in the proportion to which the outstanding shares of our common stock trade during the specified repricing period below the $3.76 target price.

         o The exercise price of the two warrants that we have previously issued to Woodward LLC for 200,000 and 500,000 shares, respectively, will be changed to $4.00 per share.

         o The Company is required to file within 30 days and seek to have become effective within 90 days a new registration statement under the Securities Act of 1933 to register for public resale by Woodward LLC all of the shares issued or estimated to be issuable under the new arrangement in excess of the shares registered under the currently effective registration statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our financial condition, results of our operations and liquidity. This discussion should be read together with our financial statements and notes included in this report, as well as those included in our Annual Report on Form 10-K for the year ended December 31, 2000.

         Certain information in this report, including the following discussion, may include forward-looking statements. The forward-looking statements are subject to risks and uncertainties. Therefore, actual results could differ materially from current expectations. Among the factors that could affect our actual results and could cause these results to differ from those foreseen in our forward-looking statements are:

         o We may run out of money before we begin to generate cash flow from operations.
         o We may not in fact be able to sell EKOR(TM) in significant quantities and may never find a way to commercialize our other technologies.
         o We have a limited operating history and, therefore, little history on which to base any forecasts.
         o We have incurred substantial operating losses and risk never making any money.
         o Shareholders face substantial dilution of their equity ownership percentage if more of our convertible debentures are converted, if more of our outstanding options and warrants are exercised, or if more of the shares that we have issued during 2000 and 2001 are repriced or if we have to issue more shares to raise capital. The extent of potential dilution depends significantly on the market price of our outstanding shares.
         o There is a risk that the market will not accept any or many of our products and technologies.
         o We face unknown environmental liability risks, and we don't carry environmental liability insurance.
         o Environmental regulation in various countries may prevent the cost-effective application of some or all of our technologies.
         o We may be subject to significant competition and the existence or development of preferred technologies, which may keep us from selling our products and technologies at a profit or at all.
         o Our proprietary technology and patents may not give us adequate protection, therefore others may be able to develop similar technologies or may not allow us to apply our technologies, either at all or without paying license fees.
         o The chances of our coming close to our forecasts depend on the efforts of a small number of key personnel and consultants who are not bound to stay with us.

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

         In the following paragraphs, we will attempt to provide you with a picture of where we stand on the various the technologies on which we are currently working. We described all but one of these technologies, in some detail, in Part I, Item 1 (Business) of our 2000 Annual Report on Form 10-K.

         One of the things we did in the first quarter was to group for management purposes most of our technologies other than EKOR(TM) in what we call our Advanced Performance Materials Division. The approach of this Division is to concentrate financial and human resources in the first instance on the commercialization of those technologies that we have determined offer the most immediate promise in terms of size of market and potential market acceptance. We comment below on the status of these technologies in accordance with our current order of priority.

         We are not a subsidiary of another corporation, entity or other person. We do not have any subsidiaries except to the extent that Israeli start-up companies in which we have invested and in the equity of which we hold a greater than 50% interest, and a not yet activated U.S. company that we control, may be deemed to be subsidiaries.

EKOR(TM) - During 2000, we successfully completed the transfer to our California-based manufacturing partner of the technology to produce various commercial forms of EKOR(TM). We expect to expend in 2001 a total on the order of magnitude of $1,500,000 on consulting fees, testing, application procedures development, application equipment development, dedicated staff resources, and other expenses related to the marketing of EKOR(TM) products, of which we spent about $365,000 in the first quarter. In the first quarter, we introduced EKOR(TM) across the DOE complex and received three small initial orders for various forms of EKOR(TM) for evaluation. The response to EKOR(TM) product introduction is positive. While the nuclear industry tends to move cautiously, we expect a steady flow of orders serving a broad spectrum of applications that over time will increase in size as product acceptance is gained and product application techniques are developed and proven. In April 2001, we completed specifications and testing of mixing and spray equipment that will allow the efficient application of EKOR(TM) to large or difficult areas. We are in the process of developing the EKOR(TM) foam product. This will be followed by application equipment development and market introduction in the fourth quarter of 2001. We continue to look forward to beginning to see revenue from EKOR(TM) sales in 2001.

HNIPU (Hybrid Non-Isocyanate Polyurethane) - Chemonol, Ltd. is one of the Israeli start-up companies in which we have invested. Chemonol has completed the development of HNIPU, the basic concept for which is one of the technologies we purchased from Prof. Oleg Figovsky, which can be incorporated into commercial coatings, paints and adhesives, while continuing to work on the development of variants of this product. During 2000, we received from Chemonol sample quantities of HNIPU paints for use in marketing. Our revised approach to market introduction of HNIPU is to attempt to identify in the USA a suitable binder production facility to which the technology for making HNIPU precursors could be transferred, with a view to sales of the resulting products to paint and coating manufacturers for incorporation in polyurethane paints, coatings and adhesives. Recently, test samples of the acid resistant floor paint version of HNIPU were subjected to performance testing at the U.S. Army's Yuma Proving Grounds, with excellent results. Additionally, a small demo quantity of HNIPU paint binder has been requested by and recently delivered to a U.S. based paint manufacturer for evaluation as a an industrial paint base. During the first quarter of 2001, we spent considerable management time and effort, but not a material amount of money, on HNIPU commercialization activity.

FIRESIL(TM) (Intumescent Fire-Stop Coating) - Recently, test samples were coated with this material and were subjected to performance testing, as an asbestos encapsulant, at the U.S. Army's Yuma Proving Grounds, with excellent results. During 2001, we expect to spend some money on producing sample quantities of this material for certification testing and on having such tests performed. In the meantime, we are actively seeking product sales as well as licensing partners. We have obtained cost estimates of the ingredients required to produce Firesil(TM) and have determined that it is cost-competitive with known alternatives.

CONTINUOUS COMBUSTION SYNTHESIS and CONTINUOUS ACTION REACTOR - In 2000, Comsyntech, Ltd., the Israeli company in which we have invested and that is developing these processes, was approached by a manufacturer that appeared interested in buying its business, with, however, no results to date. We continue in our attempts to sell these technologies and to that end a small scale marketing effort was begun in the U.S. with targeted mailing of descriptive materials to companies in the ceramics manufacturing industry, some of which have responded with requests for further information.

SORBTECH SB-1 (High Capacity Adsorbent) - Sorbtech, Ltd., another of the Israeli start-up companies in which we have invested, has completed the development of this high capacity sorbent for petroleum products. We have located in Eastern Europe a low-cost manufacturer of the extremely fine basalt fibers which, when processed with Sorbtech's proprietary thermal vacuum chemical treatment, produces this adsorbent material with sorbtive capacity significantly greater than current polypropylene sorbents on the market. Since the end of 2000, we have engaged an internationally respected authority in the oil spill remediation industry to design and implement a comprehensive testing program. The results of this test campaign quantified that Sorbtech SB-1, when properly used, presents no health hazards, is landfill disposable in virgin form, evidences superior sorbtive capability and may be legally sold in all 50 states. These tests and a minor amount of other costs added up to less than $16,000. To achieve the necessary production, we may need to form a joint venture with a manufacturer that would be interested in installing a dedicated production line with the capability to product the unique basalt fiber necessary for Sorbtech SB-1.

RBHM (Rapidly bio-degradable hydrophobic material) - Rademate, Ltd., another of the Israeli start-up companies in which we have invested, has completed laboratory scale demonstration of this biodegradable coating for paper products. Since year-end, Rademate has addressed the areas of required improvement identified in the industrial scale demonstration performed in 2000 and is currently in discussion with a Canadian paper manufacturer. It has also received $50,000 of additional funding from the Israeli government for further development work in 2001.

QAS (Highly stable organomineral polymers based on quarternary ammonium silicates) - This silicate material with excellent fire resistance, high chemical resistance and friendly environmental characteristics is in what we understand to be the final stages of development by Amsil, Ltd., another Israeli company in which we have invested. We have had no activity with respect to QAS in the first quarter of 2001.

COBALT AND NICKEL POWDERS - As we reported in our annual report, Remptech, Ltd., another of the Israeli start-up companies in which we have invested, has to its satisfaction completed the development of its proprietary fluoride salt production process for making extra fine powders of cobalt and nickel. Accordingly, this company is currently inactive. Through December 31, 2000, we invested in this company a cumulative total of $292,500 and own 50% of its outstanding common stock, but we made no further investment in it during the first quarter of 2001. If our currently low level of marketing effort produces prospective results, this operation may be reactivated, in which event further investment may be required.

SPCE (Sulfochlorinated Polyethylene Coatings) - During the first quarter of 2001, we paid the first $15,000 installment of a committed $60,000 initial investment in Corpem, Ltd., a new Israeli start-up currently housed in the Ofek La'Oleh Jesre'el Valley Initiative Center under the Israeli incubator program, for which we will receive the usual 20% of the equity of Corpem. Corpem will investigate the feasibility of water-based suspensions utilizing innovative cross-linking agents, which would result in non-toxic environmentally friendly, highly stable, crack resistant coatings for concrete, metal or rubber. We have received some initial interest in SPCE as a possible strippable coating for use in industrial manufacturing industry.

OTHER ISRAELI TECHNOLOGIES - We refer you to the description of our business in
Part I, Item 1 of our 2000 Form 10-K Annual Report for a description of each of these technologies other than those discussed above; they are there identified as:

         o        Polydiene Urethane Adhesives (Poly-D Adhesives) - Electronic
                  Glues
         o        Kauton
         o        Hypocorr
         o        Anticorrosive Additives for Polymers (AAdd)
         o        Liquid Ebonite Mixtures (LEM)
         o        Rubber Concrete (RubCon)

We had no activity with respect to these technologies in the first quarter of 2001.

CRYPTO.COM, INC. - During the first quarter of 2001, we spent $103,000 on continued development and evaluation of the technology proposed to be commercialized by this U.S. subsidiary.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000:

         Other than $500,000 of revenues recognized in 1999 and 2000, we have had no revenues since inception.

         For the three months ended March 31, 2000 and 2001, we incurred operating losses of $2,809,000 and $2,122,000 respectively. The losses are principally due to expenses incurred in the development of our technologies, consulting costs, general and administrative expenses and the lack of revenues. The smaller loss in the 2001 period resulted principally from the reduction in research and development expenditures.

         Research and development expenses decreased $1,222,000 for the three months ended March 31, 2000 from $1,823,000 to $601,000 for the three months ended March 31, 2001. During 2000, we acquired from Professor Oleg L. Figovsky, Ph.D. three technologies for $250,000 cash, which we charged to research and development expenses during the first quarter of 2000. Research and development expenditures for 2000 also included $760,000 related to our continuing investments in six Israeli technology companies and $96,000 for continued development work on EKOR(TM), whereas in the first quarter of 2001 we invested only an additional $15,000 in Israel and spent $52,000 on further EKOR(TM) development. We expect to continue to maintain our reduced rate of investment in research and development overall for the foreseeable future.

         Consulting expenses increased from $558,000 for the three months ended March 31, 2000 to $630,000 for the three months ended March 31, 2001. The increase in consulting expense resulted principally from an increase in the number of consultants working in the EKOR(TM) business development area.

         Other general and administrative expenses increased by $462,000 from $429,000 for the three months ended March 31, 2000, to $891,000 for the three months ended March 31, 2001. The increase is attributable principally to increases in rent and office expenses, to our opening a new office in Hanford, WA, to increased legal fees, and to an increase in the number of salaried employees at our Fairfax, VA headquarters.

         In other expenses, interest expense of $92,000 for the three months ended March 31, 2000, decreased to $29,000 for the three months ended March 31, 2001. This decrease was due to the conversion of $2,160,000 principal amount and the repayment in cash of $500,000 principal of previously outstanding convertible debentures.

         We continue to believe that we will begin to earn revenues in 2001, but such revenues, if recognized, may be offset to a considerable extent by expenses incurred by us in our continuing efforts to commercialize, sell and market our technologies, as well as the amortization of intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF WORKING CAPITAL AND STOCKHOLDER'S EQUITY

         As of March 31, 2001, we had working capital of $273,000 and stockholders' equity of $6,635,000 compared with working capital of $407,000 and stockholders' equity of $7,979,000 as of March 31, 2000. Stockholders equity remained on a relatively even keel because we were able to obtain infusions of additional capital in amounts sufficient to fund our operating losses and our other uses of cash described in our financial statements and otherwise discussed below or in our Annual Report.

SOURCES OF WORKING CAPITAL

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

         o $2,832,000, net of fees and expenses from the issuance on December 31, 1999 of 1,882,353 shares and of a warrant to buy an additional 200,000 shares of our common stock to Woodward LLC;

         o $6,000,000, net from the issuance on March 2, 2000 of 1,200,000 shares of our common stock to Woodward LLC;

         o $9,500,000 (later increased to $10,687,500), net from the issuance on April 25, 2000 of 2,000,000 shares and of a warrant to buy an additional 500,000 shares of our common stock to Woodward LLC; and

         o $2,840,000, net from the issuance as of March 30, 2001 of 1,333,333 shares of our common stock to Woodward LLC.

REPRICING PROVISIONS, CONVERSION OF DEBENTURES AND WARRRANTS, AND EXERCISE OF OPTIONS

         Holders of our common shares are subject to the risk of additional and substantial dilution due to the repricing provisions in our several agreements with Woodward LLC. The agreements pursuant to which we raised, net, $6,000,000 and $10,687,500 from this investor in March and April 2000 were modified in February of 2001. Both these agreements, as modified by the modification agreement, as well as the agreement pursuant to which we raised, net, $2,840,000 in March 2001, contain repricing provisions that require us to issue additional shares in the proportion to which the outstanding shares of our common stock trade during specified time periods at prices below target prices specified in the respective agreements.

         For these three financings there are fourteen monthly repricing periods. The target prices are between $6.73 and $6.94 per share for the three repricing periods starting in April 2001, with 200,000 shares in each period. For the next eight repricing periods starting in July, 2001, the target prices are between $9.60 and $10.65, with 250,000 shares in each period. For the next three repricing periods beginning on March 1, 2002, the target prices are between $3.15 and $3.26, with 444,444.33 shares in each period. Because the repricing is based on monthly target share prices compared to actual market prices of shares, it is impossible to predict exactly how many shares we will need to issue to Woodward LLC.

         We have calculated some hypothetical examples of potential dilution, taking into account the combined impact of the repricing provisions for the Woodward LLC shares, the shares issuable on conversion of debentures and the shares issuable on the exercise of warrants or options. Assuming an average market price of $3.00 per share for the fourteen monthly repricings, we would need to issue by June of 2002 a total of 9,513,655 shares or 18% of the aggregate number of hypothetically outstanding shares. Assuming an average market price of $2.00 per share for the fourteen monthly repricings, we would need to issue by June of 2002 a total of 13,666,458 shares, or 23% of the aggregate number of hypothetically outstanding shares. Assuming an average market price of $1.00 per share for the fourteen monthly repricings, we would need to issue by June of 2002 a total of 25,7764,916 shares, or 36% of the aggregate number of hypothetically outstanding shares.

On Friday, May 18, 2001, we and Woodward LLC agreed on the terms, not yet incorporated in formal documents, to extend and modify the foregoing arrangements along the following lines:

         o The repricing terms applicable to one-half of the 1,200,000 shares issued pursuant to the March 2000 agreement, to all of the 2,000,000 shares issued pursuant to the April 2000 agreement and to the 1,333,333 shares issued pursuant to the March 2001 agreement, as summarized above, will be superseded by new repricing terms that reference the target price applicable to the new arrangement, which is $3.76 per share.

         o We will issue to Woodward LLC in one or more installments an additional 5,000,000 shares, for which Woodward LLC will pay us a total of $2,500,000.

         o The 5,000,000 additional shares will be subject to repricing in equal installments over ten monthly repricing periods beginning in March 2002, as a result of which we may be required to issue to Woodward LLC additional shares in the proportion to which the outstanding shares of our common stock trade during the specified repricing period below the $3.76 target price. The 3,933,333 shares referred to in the first bullet paragraph will be subject to repricing in two monthly installments of 300,000 shares each, six monthly installments of 333,333 shares each and three monthly installments of 444,444 shares each over eleven monthly repricing periods beginning as of April 1, 2001, as a result of which we may be required to issue to Woodward LLC additional shares in the proportion to which the outstanding shares of our common stock trade during the specified repricing period below the $3.76 target price.

         o The exercise price of the two warrants that we have previously issued to Woodward LLC, for 200,000 and 500,000 shares respectively, will be changed to $4.00 per share.

         o We are required to file within 30 days and seek to have become effective within 90 days a new registration statement under the Securities Act of 1933 to register for public resale by Woodward LLC all of the shares issued or estimated to be issuable under the new arrangement in excess of the shares registered under the currently effective registration statement.

         To illustrate hypothetical examples of the potential dilution impact of these changes, combined with the shares issuable on conversion of debentures and the shares issuable on the exercise of warrants and options, we have made the same market price assumptions as in the previous calculations. Thus, under these circumstances and assuming an average market price of $3.00 per share during the eleven monthly repricing periods ending in February 2002, we would need to issue a total of 4,918,015 shares, or 9% of the aggregate number of hypothetically outstanding shares. Assuming an average market price of $2.00 per share during the eleven monthly repricing periods ending in February 2002, we would need to issue a total of 6,779,333, shares or 12 % of the aggregate number of hypothetically outstanding shares. Assuming an average market price of $1.00 per share during the eleven monthly repricing periods ending in February 2002, we would need to issue a total of 11,923,999 shares, or 19% of the aggregate number of hypothetically outstanding shares.

         We have also calculated hypothetical examples adding in the repricing provisions of the May 2001 stock purchase of 5,000,000 shares by Woodward LLC. Assuming an average market price of $3.00 per share for the ten monthly repricing periods beginning in March 2002, we would need to issue by January 2003 a total of 6,184,682 shares, or 11% of the aggregate number of hypothetically outstanding shares. Assuming an average market price of $2.00 per share for the ten repricing periods beginning in March 2002, we would need to issue by January 2003 a total of 11,179,333 shares, or 18.5% of the aggregate number of hypothetically outstanding shares. Assuming an average market price of $1.00 per share for the ten repricing periods beginning in March 2002, we would need to issue by January 2003 a total of 25,723,999 shares, or 34% of the aggregate number of hypothetically outstanding shares.

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

         We paid in cash after maturity the remaining $500,000 principal amount of the November 1997 convertible debenture, together with accrued interest of $43,000 in the first quarter of 2001.

         The remaining $3,000,000 principal amount of debentures, the maturity of which has been extended to February 2002, may be converted into shares of our common stock at beneficial conversion rates based on timing of conversions and the market price of our outstanding shares at the time of conversion. Based on the bid price of our common stock at December 31, 2000, the debentures' principal currently outstanding could be converted into approximately two million shares of our common stock.

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

TREASURY STOCK

         During 2000, we expended a total of $8,477,721 to repurchase for the treasury 3,531,976 previously issued shares of common stock, in of which we spent $4,350,000 to buy 2,500,000 shares in the private transactions described further in our Annual Report and the balance of which we spent to buy 1,131,976 shares in the market.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The registrant is not currently a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable.

         (b)      Not applicable.

         (c) As of March 30, 2001, the registrant sold to Woodward LLC 1,333,333 shares, plus additional shares that may be issuable to the investor after January 1, 2002 pursuant to the repricing formula set forth in the stock purchase agreement, of its common stock to Woodward LLC for $3,000,000 cash. These shares were not registered under the Securities Act of 1933 in reliance on
Section 4(2) thereof, but the registrant has undertaken to file a registration statement under the Act with respect to these shares, plus up to additional 1,333,333 shares that may be issuable under the repricing formula, by no later than January 1, 2002. In connection with this issuance, the registrant paid a $10,000 fee to the investor's counsel and a $150,000 fee to Spinneret Financial Systems, Inc. For more information on this issuance, see Part I, Item 2 of this report (Management's Discussion and Analysis of Financial Condition and Results of Operations).

         (d)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         o On May 4, 2001, Jeffrey W. Stephen submitted his resignation as the registrant's Senior Vice President and Chief Operating Officer. Mr. Stephen joined Eurotech in March 2000 and since that time has been principally responsible for organizing and implementing the registrant's testing and marketing program for EKOR(TM). The EKOR(TM)program will continue to be the chief responsibility of Paul Childress, who joined Eurotech as a consultant in June 2000 and as General Manager of our Nuclear and Environmental Division as of January 1, 2001. Teofil Grochowski, who joined us in August 2000 as Director of Business Development, will continue to be principally responsible for promoting our other technologies. Discussions between Mr. Stephen and our Board of Directors regarding his severance arrangement are ongoing.

         o We have entered into financial and strategic consulting agreements with Harborstone Capital Group, LLC pursuant to which this entity will assist us in evaluating (i) possibilities for improving our capital structure and (ii) strategic alternatives. For these services, Harborstone Capital Group, LLC is entitled to an engagement fee of $250,000 plus certain expenses.

         o We have entered into financial and strategic consulting agreements with Davis Manafort, Inc. pursuant to which this entity will assist us in evaluating (i) possibilities for improving our capital structure and (ii) strategic alternatives. For these services, Davis Manafort, Inc. will be entitled to be compensated by fees amounting to 4% the value of any transaction arising out of these services. The foregoing agreement with Davis Manafort, Inc. is in addition to a previous, more general, consulting agreement that we entered into with that entity pursuant to which we are paying cash fees of $75,000 per quarter.

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

May 21, 2001                          EUROTECH, LTD.,



                                      By /S/ Don V.  Hahnfeldt
                                         ---------------------------------
                                         Don V.  Hahnfeldt
                                         President and Chief Executive Officer


                                         /S/ Jon W. Dowie
                                         ---------------------------------
                                         Jon W. Dowie
                                         Chief Financial Officer

                                 EUROTECH, LTD.
                                  EXHIBIT INDEX


                                                                       Location
Exhibit No.                       Description                          Reference
-----------                       -----------                          ---------

3.1.1             Articles of Incorporation of Eurotech, Ltd. and
                  amendment thereto                                           1

3.1.2             Articles of Amendment adopted June 20, 2000 and
                  corresponding Certificate of Amendment dated June
                  21, 2000                                                   10

3.2.1             Bylaws of Eurotech Ltd.                                     1

3.2.2             Amendment to Bylaws adopted February 23, 2000 to fix
                  the number of directors at 5.                               9

4.1               Form of Common Stock certificate                            1

10.1.1            License Agreement dated September 6, 1996 between
                  Euro-Asian Physical Society and ERBC Holding, Ltd.          1

10.1.2            Sub-License Agreement dated September 16, 1996
                  between ERBC Holding, Ltd. and Eurotech, Ltd.               1

10.1.2.1          EKOR Agreement dated as of May 15, 2000 between
                  Euro-Asian Physical Society and Eurotech, Ltd.
                  Modifying the EKOR license                                 12

10.1.3            Agreement dated January 28, 1997 between Eurotech,
                  Ltd. and Kurchatov Research Holdings, Ltd.                  1

10.1.4            Memorandum of Intent among Chernobyl Nuclear Power
                  Plant, I. V. Kurchatov Institute, Ukrstroj and
                  Eurotech, Ltd.                                              1

10.1.5            Agreement dated December 6, 1996 between Ukrstroj
                  and Chernobyl Nuclear Power Plant                           1

10.1.6            Agreement dated December 11, 1996 among Ukrstroj,
                  Eurotech, Ltd. and Euro-Asian Physical Society              1

10.2.1            Technology Purchase Agreement between Eurotech, Ltd.
                  and Oleg L. Figovsky                                        2

10.2.2            Technology Purchase Agreement between Eurotech, Ltd.
                  and Oleg L. Figovsky                                        2

10.2.3            Technology Purchase Agreement between the Company
                  and Oleg L. Figovsky                                        2

10.2.4            Agreement dated February 27, 2000 between Eurotech,
                  Ltd. and Oleg L. Figovsky (acquisition of the rights
                  to 49% of net profits)                                      8

10.3              Preliminary EKOR (Component A)/Block Copolymer
                  manufacturing licensing agreement between Eurotech,
                  Ltd. and NuSil Technology                                   9

10.4.1            Agency Contract dated May 19, 2000 between Eurotech,
                  Ltd. and McPhee Environmental Supply                        10

10.4.2            McPhee Environmental Supply Cancellation dated March
                  14, 2001                                                   12

10.5.1            Share Purchase Agreement dated June 29, 2000 between
                  Zohar Gendler and Eurotech, Ltd. (Rademate Ltd.)           10

10.5.2            Share Purchase Agreement dated June 29, 2000 between
                  Technion Entrepreneurial Incubator Co., Ltd. and
                  Eurotech, Ltd. (Rademate Ltd.)                             10

10.5.3            Share purchase agreement date July 23, 2000 between
                  Sorbtech Ltd. and Eurotech, Ltd.                           10

10.5.4            Investment Agreement entered into in May, 2000
                  between Amsil, Ltd. and Eurotech, Ltd.                     10

10.6.1            Form of Agreement among Eurotech, Ltd., V. Rosenband
                  and C. Sokolinsky, and Ofek Le-Oleh Foundation              2

10.6.2            Equity Sharing Agreement between the Company, V.
                  Rosenband and C. Sokolinsky                                 2

10.6.3            Voting Agreement among Eurotech, Ltd., V. Rosenband
                  and C. Sokolinsky                                           2

10.7.1            Investment Agreement between Eurotech, Ltd. and
                  Chemonol, Ltd.                                              2

10.7.2            Equity Sharing Agreement between the Company and
                  Leonid Shapovalov                                           2

10.7.3            Voting Agreement between Eurotech, Ltd. and Leonid
                  Shapovalov                                                  2

10.8.1            Agreement between Eurotech, Ltd. and Separator, Ltd.        2

10.8.2            Equity Sharing Agreement between Eurotech, Ltd. and
                  Efim Broide                                                 2

10.8.3            Voting Agreement between Eurotech, Ltd. and Efim
                  Broide                                                      2

10.9.1            Form of Agreement among Eurotech, Ltd., Ofek Le-Oleh
                  Foundation and Y. Kopit                                     2

10.9.2            Equity Sharing Agreement among Eurotech, Ltd., Y.
                  Kopit and V. Rosenband                                      2

10.9.3            Voting Agreement among Eurotech, Ltd., Y. Kopit and
                  V. Rosenband                                                2

10.10             Form of License Agreement between the Company and
                  ERBC Holdings, Ltd.                                         2

10.11.1           Cooperation Agreement between Eurotech, Ltd. and
                  Forschungszentrum Julich GmbH                               2

10.11.2           Agreement among Eurotech, Ltd., Forschungszentrum
                  Julich and two other entities for the testing of
                  EKOR in Germany                                             7

10.11.3           Letters of cancellation of German EKOR testing
                  agreement                                                  12

10.12.1           Convertible Debenture Purchase Agreement among
                  Eurotech, Ltd., JNC Opportunity Fund, Ltd. and
                  Diversified Strategies Fund, L.P.                           2

10.12.2           Escrow Agreement among Eurotech, Ltd., JNC
                  Opportunity Fund, Ltd. and Diversified Strategies
                  Fund, L.P. and Robinson, Silverman, Pearce, Aronsohn
                  & Berman, LLP                                               2

10.2.3            Registration rights Agreement among Eurotech,
                  Ltd., JNC Opportunity Fund, Ltd. and Diversified
                  Strategies Fund, L.P.                                       2

10.12.4           Form of 8% Convertible Debenture Due November 27,
                  2000 issued by Eurotech, Ltd. to JNC Opportunity
                  Fund, Ltd.                                                  2

10.12.5           Form of 8% Convertible Debenture Due November 27,
                  2000 issued by Eurotech, Ltd. to Diversified
                  Strategies Fund, L.P.                                       2

10.12.6           Warrant No. 1 issued by Eurotech, Ltd. to JNC
                  Opportunity Fund, Ltd.                                      2

10.12.7           Warrant No. 2 issued by Eurotech, Ltd. to
                  Diversified Strategies Fund, L.P.                           2

10.12.8           Warrant No. 3 issued by Eurotech, Ltd. to
                  Diversified Strategies Fund, L.P.                           2

10.13.1           Convertible Debenture Purchase Agreement between
                  Eurotech, Ltd. and JNC Opportunity Fund, Ltd.               2

10.13.2           Escrow Agreement among Eurotech, Ltd., JNC
                  Opportunity Fund, Ltd. and Robinson, Silverman,
                  Pearce, Aronsohn and Berman, LLP                            2

10.13.3           Registration Rights Agreement between Eurotech, Ltd.
                  and JNC Opportunity Fund Ltd.                               2

10.13.4           Form of 8% Convertible Debenture Due February 23,
                  2001 issued by Eurotech, Ltd. to JNC Opportunity
                  Fund, Ltd.                                                  2

10.13.5           Warrant No. 3 issued by Eurotech, Ltd. to JNC
                  Opportunity Fund Ltd.                                       2

10.14.1           Debenture Purchase Agreement between Eurotech, Ltd
                  and JNC Strategic Fund Ltd.                                 2

10.14.2           Form of 8% Convertible Debenture No.1 Due July 20,
                  2001 issued by Eurotech, Ltd. to JNC Strategic Fund
                  Ltd.                                                        3

10.14.3           Form of 8% Convertible Debenture No.2 Due February
                  23, 2001 issued by Eurotech, Ltd. to JNC Opportunity
                  Fund, Ltd.                                                  3

10.14.4           Warrant No. 4 issued by Eurotech, Ltd. to JNC
                  Strategic Fund Ltd.                                         3

10.14.5           Registration Rights Agreement issued by Eurotech,
                  Ltd. to JNC Strategic Fund Ltd.                             3

10.14.6           Amended and Revised 8% Convertible Debenture No.1
                  Due February 23, 2001issued by Eurotech, Ltd. to JNC
                  Opportunity Fund, Ltd.                                      3

10.14.7           Amended and Revised 8% Convertible Debenture No.2
                  Due July 20, 2001 issued by Eurotech, Ltd. to JNC
                  Strategic Fund Ltd.                                         3

10.14.8           Amended and Revised 8% Convertible Debenture No.13
                  Due November 27, 2000 issued by Eurotech, Ltd. to
                  JNC Opportunity Fund, Ltd.                                  3

10.14.9           Amended and Revised 8% Convertible Debenture No.14
                  due November 27, 2000 issued by Eurotech, Ltd. to
                  Diversified Strategies Fund, L.P.                           3

10.14.10          Agreement dated February 25, 2000 regarding
                  conversion price                                            8

10.14.11          Agreement dated February 21, 2001 regarding
                  extension of maturity                                      12

10.15.1           Agreement between Eurotech, Ltd. and David Wilkes           3

10.15.2           Secured Promissory Note issued by Eurotech, Ltd. to
                  JNC Strategic Fund Ltd.                                     3

10.15.3           Secured Promissory Note issued by Eurotech, Ltd. to
                  David Wilkes                                                3

10.15.4           Secured Promissory Note issued by Eurotech, Ltd. to
                  David Wilkes                                                3

10.15.5           Escrow Agreement among the Company, JNC Strategic
                  Fund Ltd. and Encore Capital Management, L.L.C.             3

10.15.6           Security Agreement by Eurotech, Ltd. in favor of JNC
                  Strategic Fund Ltd. and David Wilkes                        3

10.15.7           Warrant issued by Eurotech, Ltd. to JNC Strategic
                  Fund Ltd.                                                   3

10.15.8           Warrant issued by the Company to David Wilkes               4

10.15.9           Form of 8% Convertible Debenture Due Three Years
                  from Original Issue Date issued by Eurotech, Ltd. to
                  JNC Strategic Fund Ltd.                                     4

10.15.10          Employment Agreement between Eurotech, Ltd. and
                  Frank Fawcett                                               4

10.15.10          Disengagement Agreement between Eurotech, Ltd. and
                  Frank Fawcett                                               7

10.16.1           Employment Agreement between Eurotech, Ltd. and Don
                  V. Hahnfeldt                                                4

10.16.2           Revised employment agreement between Eurotech, Ltd.
                  and Don V. Hahnfeldt                                        7

10.17             Agreement dated September 9, 1999 between Eurotech,
                  Ltd. and Peter Gulko (acquisition of KRHL shares)           5

10.18.1           Agreement dated as of November 30, 1999 between
                  Eurotech, Ltd. and Kurchatov Research Holdings, Ltd.        7

10.18.2           Agreement dated June 20, 2000 between Eurotech, Ltd.
                  and Advanced Technology Industries, Inc. (formerly
                  Kurchatov Research Holdings, Ltd.)                         10

10.19             Agreement dated as of December 15, 1999 between
                  Eurotech, Ltd. and Spinneret Financial Systems, Inc.        7

10.20.1           Common Stock Purchase Agreement dated December 31,
                  1999 between Eurotech, Ltd. and Woodward LLC                7

10.20.2           Warrant issued by Eurotech, Ltd. to Woodward LLC on
                  December 31, 1999                                           7

10.20.3           Registration Rights Agreement dated December 31,
                  1999 between Eurotech, Ltd. and Woodward LLC                7

10.20.4           Commitment Agreement ($22,000,000) between Eurotech,
                  Ltd. and Woodward LLC                                       7

10.20.5           Escrow Agreement dated December 31, 1999 among
                  Eurotech, Ltd., Woodward LLC and Krieger & Prager           7

10.20.6           Common Stock Purchase Agreement dated as of March 1,
                  2000 between Eurotech, Ltd. and Woodward LLC                9

10.20.7           Common Stock Purchase Agreement dated as of April
                  24, 2000 between Eurotech, Ltd. and Woodward LLC           10

10.20.8           Registration Rights Agreement dated as of April 24,
                  2000 between Eurotech, Ltd. and Woodward LLC               10

10.20.9           Warrant issued by Eurotech, Ltd. to Woodward LLC on
                  June 22, 2000                                              10

10.20.10          Amendment Agreement dated June 29, 2000 between
                  Eurotech, Ltd. and Woodward LLC, amending April 24,
                  2000 Common Stock Purchase Agreement and
                  Registration Rights Agreement and December 31, 2000
                  Commitment Agreement                                       10

10.20.11 Amendment Agreement dated September 28, 2000 between Eurotech, Ltd. and Woodward LLC, amending March 1,
                  2000 Common Stock Purchase Agreement                       11

10.20.12          Modification Agreement dated as of February 28,
                  2001, amending March 1 and April 24, 2000 Common
                  Stock Purchase Agreements                                  12

10.20.13          Common Stock Purchase Agreement as of March 30, 2001
                  between Eurotech, Ltd. and Woodward LLC                     *

10.20.14          Registration Rights Agreement dated as of March 30,
                  2001 between Eurotech, Ltd. and Woodward LLC                *

10.21             Technology Acquisition and Development Agreement
                  related to Cypto.Com, Inc.                                  9

10.22.1           Investment Banking Consulting Agreement dated
                  January 15, 2001 between Eurotech, Ltd. and Adolph
                  Komorsky Investments, together with addendum thereto       12

10.22.2           Cancellation of Investment Banking Consulting
                  Agreement dated March 30, 2001 between Eurotech,
                  Ltd. and Adolph Komorsky Investments                        *

10.23.1           Consulting Agreement as of January 18, 2001 between
                  Eurotech, Ltd. and Davis Manafort, Inc.                     *

10.23.2           Second Consulting Agreement dated April 25, 2001
                  between Eurotech, Ltd. and Davis Manafort, Inc.             *

10.24             Consulting Agreement dated April 25, 2001 between
                  Eurotech, Ltd. and Harborstone Financial Group, Inc.        *

10.25             Consulting Agreement dated March 23, 2001 between
                  Eurotech, Ltd. and Robert Tarini/ip Partners                *


(for Legend, see next page)

Legend:
-------

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

6 Incorporated by reference to such Exhibit filed with our current report on Form 8-K as of November 30, 1999, on file with the Commission

7 Incorporated by reference to such Exhibit filed with Post-Effective Amendment No. 2 to our registration statement on Form S-1, File No. 333-26673, on file with the Commission

8 Incorporated by reference to such Exhibit filed with our annual report on Form 10-K for the year ended December 31, 1999, on file with the Commission

9 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended March 31, 2000, on file with the Commission

10 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended June 30, 2000, on file with the Commission

11 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended September 30, 2000, on file with the Commission

12 Incorporated by reference to such Exhibit filed with our annual report on Form 10-K for the year ended December 31, 2000, on file with the Commission