Form 10-Q
period 2001-06-30
EUROTECH LTD
filed 2001-08-14
CIK 1033030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from.....................to.....................

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

Indicate the number of shares outstanding of each of the issuer's shares of common stock, as of the latest practicable date. 41,934,857 shares common stock, $.00025 par value, as of July 31, 2001

                       EUROTECH, LTD. AND SUBSIDIARIES
                        (A Development Stage Company)

                             INDEX TO FORM 10-Q

                                JUNE 30, 2001


                                                                       Page Nos.
                                                                       ---------

PART I - FINANCIAL INFORMATION:

   CONSOLIDATED BALANCE SHEETS                                             1
     At December 31, 2000 and June 30, 2001

   CONSOLIDATED STATEMENTS OF OPERATIONS                                 2 - 3
     For the Six Months Ended June 30, 2000 and 2001
     For the Period from Inception (May 26, 1995) to
       June 30, 2001
     For the Three Months Ended June 30, 2000 and 2001

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                       4 - 17
     For the Period from Inception (May 26, 1995) to
       December 31, 2000
     For the Six Months Ended June 30, 2001

   CONSOLIDATED STATEMENTS OF CASH FLOWS                                   18
     For the Six Months Ended June 30, 2000 and 2001
     For the Period from Inception (May 26, 1995) to
       June 30, 2001

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           19 - 27


  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                           28


PART II - OTHER INFORMATION                                                36

                           EUROTECH, LTD. AND SUBSIDIARIES
                            (A Development Stage Company)

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                        ------

                                                      At December 31,     At June 30,
                                                                 2000            2001
                                                      ---------------   -------------
                                                                         (Unaudited)
CURRENT ASSETS:
  Cash                                                  $  2,932,762    $  2,467,312
  Prepaid expenses and other current assets                   98,619         240,480
  Subscription receivable                                  1,250,000             120
                                                        -------------   -------------
     TOTAL CURRENT ASSETS                                  4,281,381       2,707,912

PROPERTY AND EQUIPMENT - net of accumulated
  depreciation of $63,346 at June 30, 2001                   181,413         221,690

OTHER ASSETS:
  Technology rights - net of accumulated
    amortization of $2,548,434 at June 30, 2001            6,304,022       5,499,253
  Patent costs - net of accumulated amortization
    of $6,135 at June 30, 2001                                22,820          21,943
  Other assets                                               227,627         234,977
                                                        -------------   -------------
     TOTAL ASSETS                                       $ 11,017,263    $  8,685,775
                                                        =============   =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities              $  1,439,543    $    903,842
  Deferred revenue                                           225,000         225,000
  Current portion of convertible debentures                  500,000       3,000,000
                                                        -------------   -------------
     TOTAL CURRENT LIABILITIES                             2,164,543       4,128,842

CONVERTIBLE DEBENTURES                                     3,000,000               -
                                                        -------------   -------------
     TOTAL LIABILITIES                                     5,164,543       4,128,842
                                                        -------------   -------------

COMMITMENTS AND OTHER MATTERS (Notes 3, 4, 5, 6
  and 7)

STOCKHOLDERS' EQUITY:
  Preferred stock - $0.01 par value; 5,000,000
    shares authorized; -0- shares issued and
    outstanding                                                    -               -
  Common stock - $0.00025 par value; 100,000,000
    shares authorized; 54,933,830 shares issued and
    51,401,854 shares outstanding at December 31,
    2000 and 60,080,586 shares issued and 56,548,610
    shares outstanding at June 30, 2001, respectively         13,734          15,021
  Additional paid-in capital                              55,073,429      58,235,437
  Unearned compensation                                     (146,027)       (121,403)
  Deficit accumulated during the development stage       (40,610,695)    (45,094,401)
  Treasury stock, at cost; 3,531,976 shares at
    December 31, 2000 and June 30, 2001                   (8,477,721)     (8,477,721)
                                                        -------------   -------------
     TOTAL STOCKHOLDERS' EQUITY                            5,852,720       4,556,933
                                                        -------------   -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 11,017,263    $  8,685,775
                                                        =============   =============

See notes to consolidated financial statements.

                                 EUROTECH, LTD. AND SUBSIDIARIES
                                  (A Development Stage Company)

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                                                                  For the Period
                                                      For the Six Months Ended    from Inception
                                                                      June 30,    (May 26, 1995)
                                               -------------------------------       to June 30,
                                                        2000              2001              2001
                                               -------------     -------------     -------------
REVENUES                                       $          -      $          -      $    500,000
                                               -------------     -------------     -------------
OPERATING EXPENSES:
  Research and development                        2,648,526         1,172,967        10,665,571
  Consulting fees                                   488,442         1,183,282         4,177,376
  Compensatory element of stock
    issuances pursuant to consulting
    and other agreements                            678,768           292,800         5,002,423
  Other general and administrative
    expenses                                      1,480,782         1,775,178        10,399,147
                                               -------------     -------------     -------------
    TOTAL OPERATING EXPENSES                      5,296,518         4,424,227        30,244,517
                                               -------------     -------------     -------------
OPERATING LOSS                                   (5,296,518)       (4,424,227)      (29,744,517)
                                               -------------     -------------     -------------
OTHER (INCOME) EXPENSES:
  Interest expense, net of interest income
    of $68,847 and $65,359 for 2000 and
    2001, respectively                              128,263            76,279         1,633,815
  Amortization of deferred and unearned
    financing costs                                       -                 -        13,276,591
  Litigation settlement in shares of stock                -                 -           456,278
  Rental income                                           -           (16,800)          (16,800)
                                               -------------     -------------     -------------
    TOTAL OTHER EXPENSES                            128,263            59,479        15,349,884
                                               -------------     -------------     -------------
NET LOSS                                       $ (5,424,781)     $ (4,483,706)     $(45,094,401)
                                               =============     =============     =============

BASIC AND DILUTED LOSS PER COMMON SHARE        $       (.13)     $       (.10)
                                               =============     =============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                              42,271,772        44,998,221
                                               =============     =============

See notes to consolidated financial statements.

                                 EUROTECH, LTD.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      For the Three Months Ended
                                                                        June 30,
                                                 -------------------------------
                                                          2000              2001
                                                 -------------     -------------

REVENUES                                         $          -      $          -
                                                 -------------     -------------
OPERATING EXPENSES:
  Research and development                            827,222           571,846
  Consulting fees                                     299,317           591,576
  Compensatory element of stock issuances
    pursuant to consulting and other
    agreements                                        310,024           254,905
  Other general and administrative expenses         1,050,481           884,063
                                                 -------------     -------------
    TOTAL OPERATING EXPENSES                        2,487,044         2,302,390
                                                 -------------     -------------
OPERATING LOSS                                     (2,487,044)       (2,302,390)
                                                 -------------     -------------
OTHER (INCOME)/EXPENSES:
  Interest expense, net of interest income
    of $68,847 and $34,549 for 2000 and
    2001, respectively                                 36,469            47,089
  Rental income                                             -           (16,800)
                                                 ------------      ------------
    TOTAL OTHER EXPENSES                               36,469            30,289
                                                 ------------      ------------
NET LOSS                                         $ (2,523,513)     $ (2,332,679)
                                                 ============      ============

BASIC AND DILUTED LOSS PER COMMON SHARE          $       (.06)     $       (.05)
                                                 ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                      43,243,950        49,236,657
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

                                     EUROTECH, LTD. AND SUBSIDIARIES
                                      (A Development Stage Company)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (UNAUDITED)

                    FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                                 AND THE SIX MONTHS ENDED JUNE 30, 2001

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

                                     EUROTECH, LTD. AND SUBSIDIARIES
                                      (A Development Stage Company)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (UNAUDITED)

                    FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                                 AND THE SIX MONTHS ENDED JUNE 30, 2001

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

                                     EUROTECH, LTD. AND SUBSIDIARIES
                                      (A Development Stage Company)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (UNAUDITED)

                    FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                                 AND THE SIX MONTHS ENDED JUNE 30, 2001

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

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (UNAUDITED)

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                               AND THE SIX MONTHS ENDED JUNE 30, 2001

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

                                     EUROTECH, LTD. AND SUBSIDIARIES
                                      (A Development Stage Company)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              (UNAUDITED)

                    FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                                 AND THE SIX MONTHS ENDED JUNE 30, 2001

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

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (UNAUDITED)

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                               AND THE SIX MONTHS ENDED JUNE 30, 2001

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

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (UNAUDITED)

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                               AND THE SIX MONTHS ENDED JUNE 30, 2001

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

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (UNAUDITED)

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                               AND THE SIX MONTHS ENDED JUNE 30, 2001

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

                                     EUROTECH, LTD. AND SUBSIDIARIES
                                      (A Development Stage Company)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (UNAUDITED)

                    FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                                AND THE SIX MONTHS ENDED JUNE 30, 2001

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

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (UNAUDITED)

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                               AND THE SIX MONTHS ENDED JUNE 30, 2001

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

                                EUROTECH, LTD. AND SUBSIDIARIES
                                 (A Development Stage Company)

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          (UNAUDITED)

               FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                            AND THE SIX MONTHS ENDED JUNE 30, 2001

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

                                               EUROTECH, LTD. AND SUBSIDIARIES
                                                (A Development Stage Company)

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                         (UNAUDITED)

                              FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                                           AND THE SIX MONTHS ENDED JUNE 30, 2001

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

                                      EUROTECH, LTD. AND SUBSIDIARIES
                                       (A Development Stage Company)

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                (UNAUDITED)

                     FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                                  AND THE SIX MONTHS ENDED JUNE 30, 2001

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

                                                  EUROTECH, LTD. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (UNAUDITED)

                                 FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                                              AND THE SIX MONTHS ENDED JUNE 30, 2001

                                                                                      Common Stock                  Treasury Stock
                                                           Date of     ---------------------------    ----------------------------
                                                       Transaction           Shares         Amount           Shares         Amount
                                                       -----------     ------------    -----------    -------------   ------------
                                                                                (1)
Six Months Ended June 30, 2001
------------------------------

Balance - December 31, 2000                                             54,933,830     $   13,734       (3,531,976)   $(8,477,721)

Issuance of stock for consulting fees
  ($1.86 per share)                                          03/01           8,574              2                -               -
Exercise of warrants ($1.10 per share)                       03/01          50,000             13                -               -
Issuance of stock ($2.25 per share)                          03/01       1,333,333            333                -               -
Compensatory element of warrants to purchase
  150,000 shares issued to consultant as
  compensation                                               01/01               -              -                -               -
Compensatory element of warrants to purchase
  60,000 shares issued to consultant as
  additional compensation                                    02/01               -              -                -               -
Issuance of stock for consulting fees
  ($.77 per share)                                           06/01           3,000              1                -               -
Issuance of stock for consulting fees
  ($.73 per share)                                           06/01         120,000             30                -               -
Issuance of stock for price reset                            06/01       3,631,849            908                -               -
Amortization of unearned compensation                        06/01               -              -                -               -
Net loss                                                                         -              -                -               -
                                                                       ------------    -----------    -------------   ------------
Balance - June 30, 2001                                                 60,080,586     $   15,021       (3,531,976)   $(8,477,721)
                                                                       ============    ===========    =============   ============

                                                                                                           Deficit
                                                                                                       Accumulated
                                                                    Additional                           During the
                                                                       Paid-in          Unearned        Development
                                                                       Capital      Compensation              Stage           Total
                                                                  ------------      ------------     --------------    ------------
Six Months Ended June 30, 2001
------------------------------

Balance - December 31, 2000                                       $55,073,429       $  (146,027)     $ (40,610,695)    $ 5,852,720

Issuance of stock for consulting fees
 ($1.86 per share)                                                     16,973                 -                  -          16,975
Exercise of warrants ($1.10 per share)                                 54,987                 -                  -          55,000
Issuance of stock ($2.25 per share)                                 2,839,667                 -                  -       2,840,000
Compensatory element of warrants to purchase
 150,000 shares issued to consultant as
 compensation                                                         141,000          (141,000)                 -               -
Compensatory element of warrants to
 purchase 60,000 shares issued to
 consultant as additional compensation                                 20,400           (20,400)                 -               -
Issuance of stock for consulting fees
 ($.77 per share)                                                       2,319                 -                  -           2,320
Issuance of stock for consulting fees
 ($.73 per share)                                                      87,570                 -                  -          87,600
Issuance of stock for price reset                                        (908)                -                  -               -
Amortization of unearned compensation                                       -           186,024                  -         186,024
Net loss                                                                    -                 -         (4,483,706)     (4,483,706)
                                                                  ------------      ------------     --------------    ------------
Balance - June 30, 2001                                           $58,235,437       $  (121,403)     $ (45,094,401)    $ 4,556,933
                                                                  ============      ============     ==============    ============

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

                                             EUROTECH, LTD. AND SUBSIDIARIES
                                              (A Development Stage Company)

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                        For the Six Months Ended         For the Period
                                                                                        June 30,         from Inception
                                                                    ----------------------------      (May 26, 1995) to
                                                                           2000             2001          June 30, 2001
                                                                    -------------   -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $ (5,424,781)   $ (4,483,706)         $ (45,094,401)
  Adjustments to reconcile net loss to net cash used
    In operating activities:
      Depreciation and amortization                                      809,744         831,602              2,621,195
      Amortization of deferred and unearned financing costs                    -               -             13,276,619
      Stock issued for license                                                 -               -                 37,500
      Compensatory element of stock issuances                            990,618         292,800              5,002,423
      Modification of warrants issued                                          -               -                123,500
      Issuance of stock in settlement of litigation                            -               -                456,278

      Cash provided by (used in) the change in assets
        and liabilities:
           Decrease (increase) in prepaid expenses                             -        (141,054)              (203,329)
           Increase in other assets                                       (3,000)         (8,158)              (272,129)
           Increase (decrease) in accrued liabilities                   (597,579)       (535,701)             2,530,046
           Increase in deferred revenue                                        -               -                225,000
                                                                    -------------   -------------         --------------
      NET CASH USED IN OPERATING ACTIVITIES                           (4,224,998)     (4,044,217)           (21,297,298)
                                                                    -------------   -------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Organization and patent costs                                                -               -                (31,358)
  Capital expenditures                                                         -         (66,233)              (285,035)
                                                                    -------------   -------------         --------------
      NET CASH USED IN INVESTING ACTIVITIES                                    -         (66,233)              (316,393)
                                                                    -------------   -------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                      -               -                 16,650
  Proceeds from issuance of common stock                              15,499,970       4,090,000             25,776,970
  Proceeds from exercise of warrants                                     437,500          55,000                819,500
  Offering costs                                                               -               -                 (2,898)
  Repayment by stockholders                                                    -               -                  3,000
  Proceeds from Convertible Debentures                                         -               -              7,000,000
  Repayment of Convertible Debentures                                          -        (500,000)              (500,000)
  Proceeds from notes payable                                                  -               -                450,000
  Repayment of notes payable                                            (400,000)              -               (400,000)
  Proceeds from bridge notes                                                   -               -              2,000,000
  Repayments of bridge notes                                                   -               -             (2,000,000)
  Borrowings from stockholders                                                 -               -                561,140
  Repayment to stockholders                                                    -               -               (561,140)
  Deferred financing costs                                                     -               -               (604,150)
  Purchase of treasury stock                                          (3,405,623)              -             (8,478,069)
                                                                    -------------   -------------         --------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                        12,131,847       3,645,000             24,081,003
                                                                    -------------   -------------         --------------
INCREASE (DECREASE) IN CASH                                            7,906,849        (465,450)            (2,467,312)

CASH - BEGINNING                                                       3,547,011       2,932,762                      -
                                                                    -------------   -------------         --------------
CASH - ENDING                                                       $ 11,453,860    $  2,467,312          $  (2,467,312)
                                                                    =============   =============         ==============
Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
  Cash paid during the period for:
      Interest                                                      $    508,244    $     43,889          $     868,580
                                                                    =============   =============         ==============
      Income taxes                                                  $          -    $          -          $           -
                                                                    =============   =============         ==============

                                    See notes to consolidated financial statements.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ( the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to state fairly the financial position and results of operations as of and for the periods indicated. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K as filed with the SEC.

The preparation of the consolidated financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of Eurotech, Ltd. and its subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications
-----------------

Certain reclassifications were made to prior year balances to conform to current year presentation.

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - 8% CONVERTIBLE DEBENTURES

Convertible debentures consist of the following:

                                              At December 31,       At June 30,
                                                         2000              2001
                                              ---------------       -----------
     November 27, 1997 8% Convertible
       Debentures (Due November 27, 2000)         $  500,000        $        -

     February 23, 1998 8% Convertible
       Debentures (Due February 23, 2002)          3,000,000         3,000,000
                                                  -----------       -----------
            Total                                  3,500,000         3,000,000

     Less: Current maturities                        500,000         3,000,000
                                                  -----------       -----------
             Long-term Portion                    $3,000,000        $        -
                                                  ===========       ===========

During the three months ended March 31, 2001, principal and accrued interest on the November 1997 Convertible Debentures totaling $543,276 were satisfied by a cash payment in full.

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                            At December 31,        At June 30,
                                                       2000               2001
                                            ---------------        -----------

            Interest                            $   300,146        $   395,486

            Professional fees                       128,738             75,000

            Consulting fees                         351,895             94,400

            Other                                   658,764            338,956
                                                ------------       ------------
                                                $ 1,439,543        $   903,842
                                                ============       ============

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock Transactions
-------------------------

The Company issued 11,574 shares of common stock as consideration for consulting services performed by various consultants. Shares issued under these arrangements were valued in the aggregate at $19,295, which was charged to operations during the six months ended June 30, 2001.

During June 2001, the Company issued 120,000 restricted shares of its restricted common stock to three consultants. These shares were valued at $87,600, which was charged to operations during the six months ended June 30, 2001.

On March 2, 2000 pursuant to an agreement with Woodward LLC, the Company sold 1,200,000 shares of its common stock for net proceeds of $6,000,000. The agreement pursuant to which these shares were sold provided that the Company would be required to issue to Woodward LLC additional shares of common stock in the event that the average bid price in the market for outstanding Eurotech shares during September and October 2000 was below $6.58.

On September 30, 2000, the parties agreed to amend the March 2000 agreement solely with respect to the number of repricing periods. It was agreed that there would be four pricing periods, each of one calendar month duration (20 trading days) starting September 5, 2000. Each repricing period was to cover 25% of the shares originally sold. Pursuant to this agreement, the Company issued to Woodward 741,085 shares in October and November of 2000.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Common Stock Transactions (Continued)
-------------------------

The Company entered into another common stock purchase agreement with Woodward LLC on April 24, 2000. Pursuant to this agreement, the Company sold to Woodward LLC an additional 2,000,000 shares, together with a warrant to purchase 500,000 shares at $10 per share, for $10,000,000 and certain other consideration, less $500,000 related expenses. The parties amended this agreement on June 29, 2000 to provide for the payment by Woodward LLC of a further $1,250,000, less $62,500 related expenses, which was received in March 2001. These shares were subject to repricing after March 31, 2001 if the bid price of outstanding Eurotech shares is not then at least $9.375.

The Company entered into an additional common stock purchase agreement with Woodward LLC on March 31, 2001. Pursuant to this agreement, the Company sold to Woodward LLC 1,333,333 shares for a payment of $3,000,000, less related expenses of $160,000. The shares were subject to repricing after March 1, 2002, if the bid price of outstanding Eurotech shares for any lowest five business days during the repricing period is not equal or greater than $3.15.

Modification and Extension of Woodward LLC Agreements
-----------------------------------------------------

As of May 18, 2001, the Company and Woodward LLC entered into an agreement to extend and modify their existing agreements as follows:

o The repricing terms applicable to the remaining one-half of the 1,200,000 shares issued pursuant to the March 2000 agreement, to all of the 2,000,000 shares issued pursuant to the April 2000 agreement and the 1,333,333 shares issued pursuant to the March 2001 agreement, as summarized above, were superseded by new repricing terms that reference the target price applicable to the new arrangement, which is $3.76 per share. The 3,933,333 shares will be subject to repricing in two monthly installments of 300,000 shares each, six monthly installments of 333,333 shares each and three monthly installments of 444,444 shares each over eleven monthly repricing periods beginning as of April 1, 2001, but skipping July and August 2001, as a result of which the Company may be required to issue to Woodward LLC additional shares of common stock in the proportion to which the outstanding shares trade during the specified repricing period below are the $3.76 target price.

o The exercise price of the two warrants that were previously issued to Woodward LLC for 200,000 and 500,000 shares, respectively, was reduced to $4.00 per share.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Modification and Extension of Woodward LLC Agreements (Continued)
-----------------------------------------------------

Pursuant to this modification agreement, the Company has issued to Woodward LLC 3,632,029 shares with respect to April, May and June 2001. Based on the current market price of the Company's shares, the Company estimates that as many as 20,000,000 additional shares may need to be issued on account of the repricing provisions of the March 2000, the April 2000 and the March 2001 offerings and, accordingly, has accrued 8,500,000 shares of such additional shares in the stockholders' equity section of the December 31, 2000 and June 30, 2001 balance sheets.

Warrants
--------

In January 2001, a consultant was granted warrants to purchase a total of 150,000 common shares at an exercise price of $2.00 per share. The warrants are exercisable over a five-year period (see Note 6 for consultant agreement).

In February 2001, a consultant was granted warrants to purchase a total of 60,000 common shares at an exercise price of $3.00 per share. The warrants are exercisable over a five-year period.

At June 30, 2001, the Company had outstanding warrants to purchase 2,153,000 shares of the Company's common stock at prices ranging from $0.71 to $5.00.

Options
-------

In January 2001, pursuant to employment agreements, two employees were issued options to purchase a total of 375,000 common shares at an exercise price ranging from $1.50 to $3.50 per share. The options are exercisable over a five-year period.

A summary of the Company's stock option activity and related information follows:

                                                                        Weighted
                                                            Range of     Average
                                       Shares Under     Option Price    Exercise
                                             Option      Per   Share       Price
                                       ------------    -------------    --------

      Balance at December 31, 2000:      1,012,500     $0.71 - $5.00      $1.61
         Granted                           375,000     $1.50 - $3.50      $2.72
         Exercised                               -         -       -          -
         Cancelled                               -         -       -          -
                                         ----------    -------------      ------
      Balance at June 30, 2001           1,387,500     $0.71 - $5.00      $1.91
                                         ==========    =============      ======

The weighted-average fair value of options granted during the six months ended June 30, 2001 was $1.91.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Options (Continued)
-------

In compliance with SFAS No. 123, the Company has elected to provide the pro forma disclosure of net income (loss) and earnings per share as if the fair value based method had been applied to the Company's financial statements. The Company continued its use of APB Opinion No. 25. As such, the Company's net loss and loss per share for the six months ended June 30, 2001, adjusted to reflect pro forma amounts, are indicated below:

                                                             Six Months Ended
                                                                June 30, 2001
                                                             ----------------

                Net loss:
                 As reported                                     $(4,483,706)
                 Pro forma                                       $(4,585,206)

                Basic and diluted loss per share:
                 As reported                                           $(.08)
                 Pro forma                                             $(.08)

The fair value of stock options and warrants granted in 2001 were estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions were:


                                                                  June 30, 2001
                                                                  -------------

                Weighted average fair value                              $1.91
                Expected volatility                                        36%
                Risk-free interest rate                                     5%
                Expected life                                          5 years

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:


      Options to purchase common stock                                1,387,500
      Warrants to purchase common stock                               2,153,000
      Convertible Debentures (assumed conversion at June
        30, 2001 market price and at largest discount)                1,560,000
      Reserve for repricing provisions under common stock
        purchase agreements assuming an August 1, 2001 price
        per share of $.45 (8,500,000 accrued as of June 30, 2001)    20,000,000
                                                                     -----------
      Total as of June 30, 2001                                      25,100,500
                                                                     ===========

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

New Consulting Agreements
-------------------------

During January 2001, the Company entered into a two-year agreement with an investment banking company for financial consulting services and advice pertaining to the Company's business affairs. The Company agreed to pay a consulting fee of $5,000 per month. In addition, the Company was to grant to the consultant five-year warrants to purchase 600,000 shares of the Company's common stock of escalating prices starting at $2.00 per share, of which warrants to purchase 150,000 shares were to vest immediately. On March 30, 2001, the other party cancelled this agreement due to current market conditions. Accordingly, warrants to purchase 450,000 shares will not be issued.

During January 2001, the Company entered into a one-year consulting agreement for general strategic consulting services to be rendered. The Company agreed to pay a fee of $300,000 in four equal quarterly installments. In addition, the Company subsequently entered into a more specific agreement in which the consultant will assist the Company in evaluating possibilities for improving its capital structure and strategic alternatives. For these services, the consultant will be entitled to a fee of 4% of the value of any transactions arising out of these services.

During March 2001, the Company entered into a one-year consulting agreement with an individual for specific professional business services in administration and management of international public and private entities, international public product and general marketing. The Company agreed, commencing February 14, 2001, monthly to pay to the consultant $5,000 and to issue to the consultant a five-year warrant to purchase 5,000 shares at $3.00 per share.

On April 25, 2001, the Company entered into a financial and strategic consulting agreement with a consulting company, pursuant to which this entity will assist the Company evaluating possibilities for improving capital structure and strategic alternatives. The Company agreed to pay $250,000, of which $124,999 was paid upon execution of the agreement and three installments of $41,667 each were paid monthly thereafter.

During June 2001, the Company entered into a six-month consulting agreement with a company for assisting road show presentation in Germany, introductions to subscription newsletters, television programs, etc. The Company agreed to pay $20,000 upon the signing of agreement and issued to consultants 120,000 shares of common stock for $120.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

New Employment Agreement
------------------------

During January 2001, the Company entered into an employment agreement with an individual to provide services as General Manager of its Nuclear and Environmental Division. The Company agreed to pay $175,000 annually plus a five-year option to purchase 275,000 shares of common stock at prices ranging from $2.50 to $3.50 per share.

New Sublease Agreement
----------------------

During June 2001, the Company entered into a one year sublease agreement of a portion of its headquarters space for rent receivable of $5,945 per month.

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Business Risks
--------------

The Company requires additional funds to commercialize its technologies and continue research and development efforts. Until the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology not yet completely developed or that, with respect to any technology that is fully developed, products incorporating the technology can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

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

         Certain information in this report, including the following discussion, may include forward-looking statements. The forward-looking statements are subject to risks and uncertainties. Therefore, actual results could differ materially from current expectations. Among the factors that could affect our actual results and could cause these results to differ from those foreseen in our forward-looking statements are:

    o We may run out of money before we begin to generate cash flow from operations.
    o We may not in fact be able to sell significant quantities or profitably commercialize EKOR(TM) or any of our other technologies.
    o We have a limited operating history and, therefore, little history on which to base any forecasts.
    o We have incurred substantial operating losses and risk never making any money.
    o Shareholders face substantial dilution of their equity ownership percentage if more of our convertible debentures are converted, if more of our outstanding options and warrants are exercised, or if more of the shares that we have issued during 2000 and 2001 are repriced or if we have to issue more shares to raise capital. The extent of potential dilution depends significantly on the market price of our outstanding shares.
    o There is a risk that the market will not accept any or many of our products and technologies.
    o We face unknown environmental liability risks, and we don't carry environmental liability insurance.
    o Environmental regulation in various countries may prevent the cost-effective application of some or all of our technologies.
    o We may be subject to significant competition and the existence or development of preferred technologies, which may keep us from selling our products and technologies at a profit or at all.
    o Our proprietary technology and patents may not give us adequate protection, therefore others may be able to develop similar technologies or may not allow us to apply our technologies, either at all or without paying license fees.
    o The chances of our coming close to our forecasts depend on the efforts of a small number of key personnel and consultants who are not bound to stay with us.

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

         One of the things we did in the first quarter was to group for management purposes most of our technologies other than EKOR(TM) in what we call our Advanced Performance Materials Division. The approach of this Division is to concentrate financial and human resources in the first instance on the commercialization of those technologies that we have determined offer the most immediate promise in terms of size of market and potential market acceptance. We comment below on the status of these technologies in accordance with our current order of priority. By the same token, in the second quarter we organized what we call our Nuclear and Environmental Technology Solutions (NETS) Division. NETS aims to acquire and implement technologies needed for global remediation and monitoring of contaminated areas, including management of hazardous materials, or for exploration of the environment in search of needed minerals or other resources. At this time, NETS includes only the EKOR(TM) family of products, but it is projected in the future to include other technologies.

         We are not a subsidiary of another corporation, entity or other person. We do not have any subsidiaries except to the extent that Israeli start-up companies in which we have invested and in the equity of which we hold a greater than 50% interest, and a not yet activated U.S. company that we control, may be deemed to be a subsidiary.

EKOR(TM) - During 2000, we successfully completed the transfer to our California-based manufacturing partner of the technology to produce various commercial forms of EKOR(TM). We expect to expend in 2001 approximately $1,800,000 on consulting fees, testing, application procedures, and equipment development, dedicated staff resources, and other expenses related to the marketing of EKOR(TM) products, of which we spent about $979,000 in the first six months. In the second quarter of 2001, we performed bench-scale tests at three Department of Energy (DOE) sites and received one order ($7,500) for a full demonstration at a facility being remediated by DOE in New York State. We also received a small order ($1,000) for EKOR(TM) to be used for repair of a commercial facility in Virginia. We accepted delivery of the first set of application equipment in June, and this system is scheduled for demonstrations of EKOR(TM) at several DOE facilities in August and September. The response to the capabilitieS of EKOR(TM) products has been extremely positive and negotiations are in progress for project usage at a number of DOE sites. Production development of new EKOR(TM) products such as Foam is progressing on schedule for debut later in 2001. Now in the third quarter, we are beginning to negotiate drum-quantity sales of EKOR(TM), and we continue to foresee significant revenue from EKOR(TM) sales in the fourth quarter of 2001.

HNIPU (Hybrid Non-Isocyanate Polyurethane) - Chemonol, Ltd. is one of the Israeli start-up companies in which we have invested. Chemonol has completed the development of HNIPU, the basic concept for which is one of the technologies that we purchased from Prof. Oleg Figovsky, but is continuing to work on the development of variants of this product. HNIPU can be incorporated into commercial coatings, paints and adhesives. During 2000, a U.S. patent for HNIPU was issued to Eurotech, Ltd. Recently we identified in the USA a binder production facility to which we have begun, under a non-reverse-engineering and non-competition agreement, the process of transferring the technology for making HNIPU precursors with a view to sales of the resulting products to paint and coating manufacturers for incorporation in polyurethane paints, coatings and adhesives. Recently, test samples of the acid-resistant floor paint version of HNIPU were subjected to performance testing at the U.S. Army's Yuma Proving Grounds, with excellent results. Demo quantities of HNIPU paint binder have been requested by and recently delivered to several major U.S. paint manufacturers for evaluation as an industrial paint base. Some of these companies have expressed their interest in obtaining North American and/or worldwide exclusive rights for incorporating HNIPU into their product lines. Discussions with these companies are ongoing and some have requested additional samples tailored to their unique specifications. Criteria for further analysis are being prepared. One company has expressed interest in incorporation of HNIPU into its product line. Two multi-national companies in the personal care business have requested a linear variant of HNIPU, and we are discussing with them ways to facilitate their analysis of linear HNIPU. Chemonol, at the request of Eurotech, achieved a major milestone with the production of HNIPU foam, and Chemonol is currently preparing samples of a rigid version of HNIPU foam that have been requested by an aerospace manufacturer for lightweight structural applications. This development effectively doubles the market potential of HNIPU. A European company dominant in its field has requested worldwide exclusive rights to HNIPU foam for its specific market segment. We have initiated negotiations with this company and may conclude an agreement in the next quarter. During the first half of 2001, we spent considerable management time and effort, but not a material amount of money, on HNIPU commercialization activity.

FIRESIL(TM) (Intumescent Fire-Stop Coating) - Recently, test samples coated with this material were subjected to performance testing at the U.S. Army's Yuma Proving Grounds, with excellent results. Interest in FIRESIL(TM) has been expressed by several additional Department of Defense (DOD) facilities and discussions are underway to secure performance testing at these facilities with the goal of follow-on sales. During 2001, we expect to spend some money on producing sample quantities of this material for certification testing and on having standardized American Society for Testing and Material (ASTM) tests performed. In the meantime, we are actively seeking product sales as well as licensing partners. We have obtained cost estimates of the ingredients required to produce FIRESIL(TM) and have determined that the product is cost-competitive with known alternatives. We have filed for a trademark on FIRESIL(TM) and have initiated patent activity on interior and exterior formulations. We have begun discussions with two paint companies on possible manufacturing agreements for U.S. production of FIRESIL(TM).

SORBTECH SB-1 (High Capacity Adsorbent) - Sorbtech, Ltd., another of the Israeli start-up companies in which we have invested, has completed the development of this high capacity sorbent for petroleum products. We have located in Eastern Europe a low-cost manufacturer of the extremely fine basalt fibers which, when processed with Sorbtech's proprietary thermal vacuum chemical treatment, produces this adsorbent material with sorbtive capacity significantly greater than current polypropylene sorbents on the market. Since the end of 2000, we have engaged an internationally respected authority in the oil spill remediation industry to design and implement a comprehensive testing program. The results of this test campaign quantified that Sorbtech SB-1, when properly used, presents no health hazards, is landfill disposable in virgin form, evidences superior sorbtive capability and may be legally sold in all 50 states. These tests and a minor amount of other costs added up to $45,000. To achieve the necessary production, we may need to form a joint venture with a manufacturer that would be interested in installing a dedicated production line with the capability to product the unique basalt fiber necessary for Sorbtech SB-1. At this time, our efforts to market Sorbtech are at a low level.

SPCE (Sulfochlorinated Polyethylene Coatings) - During 2001 to date, we paid the first $15,000 installment of a committed $60,000 initial investment in Corpem, Ltd., a new Israeli start-up currently housed in the Ofek La'Oleh Jesre'el Valley Initiative Center under the Israeli incubator program, for which we will receive the usual 20% of the equity of Corpem. Corpem will investigate the feasibility of water-based suspensions utilizing innovative cross-linking agents, which would result in non-toxic environmentally friendly, highly stable, crack resistant coatings for concrete, metal or rubber. We have received some initial interest in SPCE as a possible strippable coating for use in industrial manufacturing industry.

OTHER ISRAELI TECHNOLOGIES - We refer you to the description of our business in
Part I, Item 1 of our 2000 Form 10-K Annual Report for a description of each of these technologies other than those discussed above; they are there identified as:

    o    Continuous Combustion Synthesis and Continuous Action Reactor
    o    Rapidly Bio-degradable Hydrophobic Material (RBHM)
    o Highly stable organomineral polymers based on quarternary ammonium silicates (QAS)
    o    Cobalt and nickel powders
    o    Polydiene Urethane Adhesives (Poly-D Adhesives) - Electronic Glues
    o    Kauton

    o    Hypocorr
    o    Anticorrosive Additives for Polymers (AAdd)
    o    Liquid Ebonite Mixtures (LEM)
    o    Rubber Concrete (RubCon)

We had no activity with respect to these technologies in the year-to-date of 2001.

CRYPTO.COM, INC. - During the first six months of 2001, we spent $168,000 on continued development and evaluation of the technology proposed to be commercialized by this U.S. subsidiary. The Board of Directors was expanded to include a member experienced in incorporating security into systems for government and commercial communications programs.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001:

         We have not had any revenues from operations since inception and have recognized no revenues other than $500,000 of recoveries of amounts previously expensed that we recognized in 1999 and 2000.

         For the six months ended June 30, 2000 and 2001, we incurred operating losses of $5,297,000 and $4,424,000 respectively. The losses are principally due to expenses incurred in the development of our technologies, consulting costs, general and administrative expenses, and the lack of revenues. The smaller loss in the 2001 period resulted principally from the reduction in research and development expenditures.

         Research and development expenses decreased by $1,476,000 from $2,649,000 for the six months ended June 30, 2000 to $1,173,000 for the six months ended June 31, 2001, of which $805,000 in each period was for the amortization of acquired EKOR(TM) technology rights. During the first half of 2001, we spent $234,000 on further EKOR(TM) development and $134,000 oN Israeli and other development. We expect to continue to maintain our reduced rate of investment in research and development overall for the foreseeable future.

         During 2000, we acquired from Professor Oleg L. Figovsky, Ph.D. three technologies for $250,000 cash, which we charged to research and development expenses during the first quarter of 2000. Research and development expenditures for 2000 also included $760,000 related to our continuing investments in six Israeli technology companies and $96,000 for continued development work on EKOR(TM).

         Consulting expenses increased by $695,000 from $488,000 for the six months ended June 30, 2000 to $1,183,000 for the six months ended June 30, 2001. The increase in consulting expense resulted principally from an increase in the number of consultants working in the EKOR(TM) business development area.

          Other general and administrative expenses increased by $294,000 from $1,481,000 for the six months ended June 30, 2000, to $1,775,000 for the six months ended June 30, 2001. The increase is attributable principally to increases in rent and office expenses, to our opening a new office in Hanford, WA, to increased legal fees, and to an increase in the number of salaried employees at our Fairfax, VA headquarters.

         Interest expense, consisting of net interest expense, decreased from $128,000 for the six months ended June 30, 2000, to $76,000 for the six months ended June 30, 2001. This decrease was due principally to the conversion of $2,160,000 principal amount and the repayment in cash of $500,000 principal amount of previously outstanding convertible debentures. We also recognized some rental income from a sublease of a portion of our headquarters space in Fairfax, VA.

         We continue to believe that we will begin to earn revenues in 2001, but such revenues, if recognized, may be offset to a considerable extent by expenses incurred by us in our continuing efforts to commercialize, sell and market our technologies, as well as the amortization of intangible assets.

THREE MONTHS ENDED JUNE 30, 2001 VS. THE THREE MONTHS ENDED JUNE 30,2000

         For the three months ended June 30, 2000 and 2001, we incurred operating losses of $2,487,000 and $2,302,000, respectively. The losses are principally due to expenses incurred in the acquisition and development of our technologies, consulting costs, general and administrative expenses, amortization expense and the lack of revenues.

         Research and development expenses decreased for the three months ended June 30, 2000 from $827,000 to $572,000 for the three months ended June 30, 2001. Investments in our Israeli technology companies decreased from $170,000 for the three months ended June 30, 2000 to $0 for the three months ended June 30, 2001, although we spent $43,000 on other Israeli expenses.

         Consulting expenses increased from $299,000 for the three months ended June 30, 2000 to $592,000 for the three months ended June 30, 2000. The increase in consulting expense resulted principally from an increase in the number of consultants working in the EKOR(TM) business development area.

         Other general and administrative expenses decreased from $1,050,000 for the three months ended June 30, 2000, to $884,000 for the three months ended June 30, 2000. The decrease is attributable to the reduction of outside accounting services, office expense, and investor and public relations.

         Interest expense, consisting of net interest expense, increased from $36,000 for the three months ended June 30, 2000 to $47,000 for the three months ended June 30, 2001, mostly because of lower offsetting interest income as a result of declining cash balances.

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF WORKING CAPITAL AND STOCKHOLDER'S EQUITY

         As of June 30, 2001, we had negative working capital of $1,421,000 and stockholders' equity of $4,557,000 compared with working capital of $2,117,000 and stockholders' equity of $5,853,000 as of June 30, 2000. Stockholders equity declined mainly for two reasons. First, our consulting expense increased because we increased the number of consultants working in the EKOR(TM) business development area and in the financial consulting area. Second, we were unable to obtain infusions of additional capital in amounts sufficient to fund our operating losses and our other uses of cash described in our financial statements and otherwise discussed below or in our Annual Report.

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

    o $2,832,000, net of fees and expenses, from the issuance on December 31, 1999 of 1,882,353 shares and of a warrant to buy an additional 200,000 shares of our common stock to Woodward LLC;

    o $6,000,000 net from the issuance on March 2, 2000 of 1,200,000 shares of our common stock to Woodward LLC;

    o $9,500,000 (later increased to $10,687,500) net from the issuance on April 25, 2000 of 2,000,000 shares and of a warrant to buy an additional 500,000 shares of our common stock to Woodward LLC; and

    o $2,840,000 net from the issuance as of March 30, 2001 of 1,333,333 shares of our common stock to Woodward LLC.

         In the meantime, we are in the final stages of negotiating with another investor the payment by that investor of $2,500,000 ($2,375,000 net of expenses) for the issuance to that investor of 5,000,000 shares of our common stock, subject to repricing.

REPRICING PROVISIONS, CONVERSION OF DEBENTURES AND WARRRANTS, AND EXERCISE OF OPTIONS

         Holders of our common shares are subject to the risk of additional and substantial dilution due to the repricing provisions in our several agreements with Woodward LLC and our contemplated agreement with last above-mentioned investor. The agreements pursuant to which we raised, net, $6,000,000, $10,687,500 and $2,840,000 from Woodward LLC in March and April 2000 and March 2001 were modified in February of 2001 and again modified as of May 18, 2001. All three of these agreements, as modified by the modification agreements, as well as a contemplated agreement pursuant to which we expect to raise, net, $2,375,000, contain and will contain repricing provisions that require us to issue additional shares in the proportion to which the outstanding shares of our common stock trade during specified time periods at prices below the $3.76 target price specified in the respective agreements as modified to date.

         The Company has initiated discussions regarding restructuring of its financial relationship with Woodward, LLC. Nevertheless, for the last two Woodward LLC financings there remain eight monthly repricing periods beginning in September 2001, Woodward LLC having waived repricing during July and August, 2001 in support of the Company's restructuring of its financial position. Because the repricing is based on the $3.76 target price compared to actual market prices of shares, it is impossible to predict exactly how many more shares we will need to issue to Woodward LLC.

         We have calculated some hypothetical examples of potential dilution, taking into account the combined impact of the repricing provisions for the Woodward LLC shares, the shares issuable on conversion of debentures and the shares issuable on the exercise of warrants or options, but not any shares that might be issuable pursuant to the repricing provisions in the contemplated agreement referred to above. Assuming an average market price of $3.00 per share for the eight remaining monthly repricings, we would need to issue by the end of April 2002 a total of 4,716,571 shares or 8.58% of the aggregate number of shares that would then be hypothetically outstanding shares. Assuming an average market price of $2.00 per share for the eight remaining monthly repricings, we would need to issue by the end of April 2002 a total of 5,858,000 shares, or 10.43% of the aggregate number of hypothetically then outstanding shares. Assuming an average market price of $1.00 per share for the eight remaining monthly repricings, we would need to issue by the end of April 2002 a total of 9,248,000 shares, or 15.53% of the aggregate number of hypothetically then outstanding shares. Assuming an average market price of $0.45 per share for the eight remaining monthly repricings, we would need to issue by the end of April 2002 a total of 22,066,667 shares, or 30.5% of the aggregate number of hypothetically then outstanding shares.

CONVERTIBLE DEBENTURES

         During the years ended December 31, 1999, debenture holders converted $410,000 of principal and $161,788 of accrued interest into 1,204,665 shares of common stock.

         During the year ended December 31, 2000, the obligation under convertible debentures totaling $902,276 was satisfied for cash payment of $451,138 and issuance of 289,655 shares of common stock valued at $451,138. Further during that year, the obligation under convertible debentures dated July 1998 of $900,000, plus accrued interest of $123,600, was satisfied by the issuance of 965,661 shares of common stock.

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

         The remaining $3,000,000 principal amount of debentures, the maturity of which has been extended to February 2002, may be converted by the holder into shares of our common stock at a conversion rate capped at $2.00 or by us based on the market price of our outstanding shares at the time of conversion. Based on the last sale price of our common stock at July 31, 2001, the debentures' principal and accrued, but unpaid, interest currently outstanding could be converted by us into approximately 9.2 million shares of our common stock.

WARRANTS AND OPTIONS

         We have outstanding warrants and options, held by directors, officers, consultants, and financing sources, to purchase an aggregate of 3,653,000 shares of our common stock at exercise prices ranging from $5.00 down to $0.71 per share. If all of these warrants and options were exercised, we would realize a hypothetical total of about $9,000,000.

SECURED FINANCING

         On January 6, 1999, the holder of most of our then outstanding convertible debentures and Dr. David Wilkes, then our Chairman, between them provided $450,000 of short-term financing to us, evidenced by a $50,000 and a $400,000 secured promissory notes, respectively. Each secured promissory note bore interest at 13% per annum and was due January 6, 2000. The promissory notes were collateralized by our intangible assets and could be exchanged for 8% convertible debentures under terms similar to the current outstanding debentures. We repaid the $400,000 note on its due date from the proceeds of the December 31, 1999, $3,000,000 stock and warrant issue. Dr. Wilkes converted his $50,000 note plus accrued interest into 200,000 shares of our common stock.

TREASURY STOCK

         During 2000, we expended a total of $8,477,721 to repurchase for the treasury 3,531,976 previously issued shares of common stock, of which we spent $4,350,000 to buy 2,500,000 shares in the private transactions described further in our Annual Report and the balance of which we spent to buy 1,131,976 shares in the market.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The registrant is not currently a party to any material legal proceedings. The differences between our Board of Directors and Mr. Jeffrey W. Stephen, who resigned as our Chief Operating Officer on May 4, 2001, regarding Mr. Stephen's severance arrangements have not yet been resolved.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable.

         (b)      Not applicable.

         (c) During the second quarter 2001, we issued to Woodward LLC a total of 3,631,849 shares of our common stock, in addition to 741,085 shares previously issued, on account of the repicing provisions, as modified, in the several agreements between us and Woodward LLC. For more information on these issuances, see Part I, Item 2 of this report (Management's Discussion and Analysis of Financial Condition and Results of Operations).

         (d)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         The Annual Meeting of shareholders, for the election of directors and other business, is now scheduled to be held on November 30, 2001. The Board of Directors has set the record date for this meeting as October 12, 2001. Shareholder proposals for inclusion in the proxy statement for this meeting must be submitted to the Secretary, Eurotech, Ltd., 10306 Eaton Place, Suite 220, Fairfax, VA 22030, by September 15, 2001.

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

August 14, 2001                    EUROTECH, LTD.,



                                   By  /s/ Don V. Hahnfeldt
                                       ----------------------------------------
                                           Don V.  Hahnfeldt
                                           President and Chief Executive Officer


                                       /s/ Jon W. Dowie
                                       ----------------------------------------
                                           Jon W. Dowie
                                           Chief Financial Officer

                                 EUROTECH, LTD.
                                 EXHIBIT INDEX

                                                                                          Location
Exhibit No.                                    Description                                Reference
-----------                                    -----------                                ---------

3.1.1          Articles of Incorporation of Eurotech, Ltd. and amendment thereto              1

3.1.2          Articles of Amendment adopted June 20, 2000 and corresponding
               Certificate of Amendment dated June 21, 2000                                  10

3.2.1          Bylaws of Eurotech Ltd.                                                        1

3.2.2          Amendment to Bylaws adopted February 23, 2000 to fix the
               number of directors at 5.                                                      9

4.1            Form of Common Stock certificate                                               1

10.1.1         License Agreement dated September 6, 1996 between Euro-Asian Physical
               Society and ERBC Holding, Ltd.                                                 1

10.1.2         Sub-License Agreement dated September 16, 1996 between ERBC Holding,
               Ltd. and Eurotech, Ltd.                                                        1

10.1.2.1       EKOR Agreement dated as of May 15, 2000 between Euro-Asian Physical
               Society and Eurotech, Ltd. Modifying the EKOR license                         12

10.1.3         Agreement dated January 28, 1997 between Eurotech, Ltd. and Kurchatov
               Research Holdings, Ltd.                                                        1

10.1.4         Memorandum of Intent among Chernobyl Nuclear Power Plant, I. V.
               Kurchatov Institute, Ukrstroj and Eurotech, Ltd.                               1

10.1.5         Agreement dated December 6, 1996 between Ukrstroj and Chernobyl Nuclear
               Power Plant                                                                    1

10.1.6         Agreement dated December 11, 1996 among Ukrstroj, Eurotech, Ltd. and
               Euro-Asian Physical Society                                                    1

10.2.1         Technology Purchase Agreement between Eurotech, Ltd. and Oleg L. Figovsky      2

10.2.2         Technology Purchase Agreement between Eurotech, Ltd. and Oleg L. Figovsky      2

10.2.3         Technology Purchase Agreement between the Company and Oleg L. Figovsky         2

10.2.4         Agreement dated February 27, 2000 between Eurotech, Ltd. and Oleg L.
               Figovsky (acquisition of the rights to 49% of net profits)                     8

10.3           Preliminary EKOR (Component A)/Block Copolymer manufacturing licensing
               agreement between Eurotech, Ltd. and NuSil Technology                          9

10.4.1         Agency Contract dated May 19, 2000 between Eurotech, Ltd. and McPhee
               Environmental Supply                                                          10





10.4.2         McPhee Environmental Supply Cancellation dated March 14, 2001                 12

10.5.1         Share Purchase Agreement dated June 29, 2000 between Zohar Gendler and
               Eurotech, Ltd. (Rademate Ltd.)                                                10

10.5.2         Share Purchase Agreement dated June 29, 2000 between Technion
               Entrepreneurial Incubator Co., Ltd. and Eurotech, Ltd. (Rademate Ltd.)        10

10.5.3         Share purchase agreement date July 23, 2000 between Sorbtech Ltd. and
               Eurotech, Ltd.                                                                10

10.5.4         Investment Agreement entered into in May, 2000 between Amsil, Ltd. and
               Eurotech, Ltd.                                                                10

10.6.1         Form of Agreement among Eurotech, Ltd., V. Rosenband and C. Sokolinsky,
               and Ofek Le-Oleh Foundation                                                    2

10.6.2         Equity Sharing Agreement between the Company, V. Rosenband and C.
               Sokolinsky                                                                     2

10.6.3         Voting Agreement among Eurotech, Ltd., V. Rosenband and C. Sokolinsky          2

10.7.1         Investment Agreement between Eurotech, Ltd. and Chemonol, Ltd.                 2

10.7.2         Equity Sharing Agreement between the Company and Leonid Shapovalov             2

10.7.3         Voting Agreement between Eurotech, Ltd. and Leonid Shapovalov                  2

10.8.1         Agreement between Eurotech, Ltd. and Separator, Ltd.                           2

10.8.2         Equity Sharing Agreement between Eurotech, Ltd. and Efim Broide                2

10.8.3         Voting Agreement between Eurotech, Ltd. and Efim Broide                        2

10.9.1         Form of Agreement among Eurotech, Ltd., Ofek Le-Oleh Foundation and Y.
               Kopit                                                                          2

10.9.2         Equity Sharing Agreement among Eurotech, Ltd., Y. Kopit and V. Rosenband       2

10.9.3         Voting Agreement among Eurotech, Ltd., Y. Kopit and V. Rosenband               2

10.10          Form of License Agreement between the Company and ERBC Holdings, Ltd.          2

10.11.1        Cooperation Agreement between Eurotech, Ltd. and Forschungszentrum
               Julich GmbH                                                                    2

10.11.2        Agreement among Eurotech, Ltd., Forschungszentrum Julich and two other
               entities for the testing of EKOR in Germany                                    7

10.11.3        Letters of cancellation of German EKOR testing agreement                      12




10.12.1        Convertible Debenture Purchase Agreement among Eurotech, Ltd., JNC
               Opportunity Fund, Ltd. and Diversified Strategies Fund, L.P.                   2

10.12.2        Escrow Agreement among Eurotech, Ltd., JNC Opportunity Fund, Ltd. and
               Diversified Strategies Fund, L.P. and Robinson, Silverman, Pearce,
               Aronsohn & Berman, LLP                                                         2

10. 2.3        Registration rights Agreement among Eurotech, Ltd., JNC Opportunity
               Fund, Ltd. and Diversified Strategies Fund, L.P.                               2

10.12.4        Form of 8% Convertible Debenture Due November 27, 2000 issued by
               Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                                   2

10.12.5        Form of 8% Convertible Debenture Due November 27, 2000 issued by
               Eurotech, Ltd. to Diversified Strategies Fund, L.P.                            2

10.12.6        Warrant No. 1 issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.           2

10.12.7        Warrant No. 2 issued by Eurotech, Ltd. to Diversified Strategies Fund,
               L.P.                                                                           2

10.12.8        Warrant No. 3 issued by Eurotech, Ltd. to Diversified Strategies Fund,
               L.P.                                                                           2

10.13.1        Convertible Debenture Purchase Agreement between Eurotech, Ltd. and JNC
               Opportunity Fund, Ltd.                                                         2

10.13.2        Escrow Agreement among Eurotech, Ltd., JNC Opportunity Fund, Ltd. and
               Robinson, Silverman, Pearce, Aronsohn and Berman, LLP                          2

10.13.3        Registration Rights Agreement between Eurotech, Ltd. and JNC Opportunity
               Fund Ltd.                                                                      2

10.13.4        Form of 8% Convertible Debenture Due February 23, 2001 issued by
               Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                                   2

10.13.5        Warrant No. 3 issued by Eurotech, Ltd. to JNC Opportunity Fund Ltd.            2

10.14.1        Debenture Purchase Agreement between Eurotech, Ltd and JNC Strategic
               Fund Ltd.                                                                      2

10.14.2        Form of 8% Convertible Debenture No.1 Due July 20, 2001 issued by
               Eurotech, Ltd. to JNC Strategic Fund Ltd.                                      3

10.14.3        Form of 8% Convertible Debenture No.2 Due February 23, 2001 issued by
               Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                                   3

10.14.4        Warrant No. 4 issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.              3

10.14.5        Registration Rights Agreement issued by Eurotech, Ltd. to JNC Strategic
               Fund Ltd.                                                                      3

10.14.6        Amended and Revised 8% Convertible Debenture No.1 Due February 23,
               2001issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                     3




10.14.7        Amended and Revised 8% Convertible Debenture No.2 Due July 20, 2001
               issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.                            3

10.14.8        Amended and Revised 8% Convertible Debenture No.13 Due November 27, 2000
               issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                         3

10.14.9        Amended and Revised 8% Convertible Debenture No.14 due November 27, 2000
               issued by Eurotech, Ltd. to Diversified Strategies Fund, L.P.                  3

10.14.10       Agreement dated February 25, 2000 regarding conversion price                   8

10.14.11       Agreement dated February 21, 2001 regarding extension of maturity             12

10.15.1        Agreement between Eurotech, Ltd. and David Wilkes                              3

10.15.2        Secured Promissory Note issued by Eurotech, Ltd. to JNC Strategic Fund
               Ltd.                                                                           3

10.15.3        Secured Promissory Note issued by Eurotech, Ltd. to David Wilkes               3

10.15.4        Secured Promissory Note issued by Eurotech, Ltd. to David Wilkes               3

10.15.5        Escrow Agreement among the Company, JNC Strategic Fund Ltd. and Encore
               Capital Management, L.L.C.                                                     3

10.15.6        Security Agreement by Eurotech, Ltd. in favor of JNC Strategic Fund Ltd.
               and David Wilkes                                                               3

10.15.7        Warrant issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.                    3

10.15.8        Warrant issued by the Company to David Wilkes                                  4

10.15.9        Form of 8% Convertible Debenture Due Three Years from Original Issue
               Date issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.                       4

10.15.10       Employment Agreement between Eurotech, Ltd. and Frank Fawcett                  4

10.15.10       Disengagement Agreement between Eurotech, Ltd. and Frank Fawcett               7

10.16.1        Employment Agreement between Eurotech, Ltd. and Don V. Hahnfeldt               4

10.16.2        Revised employment agreement between Eurotech, Ltd. and Don V. Hahnfeldt       7

10.17          Agreement dated September 9, 1999 between Eurotech, Ltd. and Peter Gulko
               (acquisition of KRHL shares)                                                   5

10.18.1        Agreement dated as of November 30, 1999 between Eurotech, Ltd. and
               Kurchatov Research Holdings, Ltd.                                              7

10.18.2        Agreement dated June 20, 2000 between Eurotech, Ltd. and Advanced
               Technology Industries, Inc. (formerly Kurchatov Research Holdings, Ltd.)      10

10.19          Agreement dated as of December 15, 1999 between Eurotech, Ltd. and
               Spinneret Financial Systems, Inc.                                              7




10.20.1        Common Stock Purchase Agreement dated December 31, 1999 between
               Eurotech, Ltd. and Woodward LLC                                                7

10.20.2        Warrant issued by Eurotech, Ltd. to Woodward LLC on December 31, 1999          7

10.20.3        Registration Rights Agreement dated December 31, 1999 between Eurotech,
               Ltd. and Woodward LLC                                                          7

10.20.4        Commitment Agreement ($22,000,000) between Eurotech, Ltd. and Woodward
               LLC                                                                            7

10.20.5        Escrow Agreement dated December 31, 1999 among Eurotech, Ltd., Woodward
               LLC and Krieger & Prager                                                       7

10.20.6        Common Stock Purchase Agreement dated as of March 1, 2000 between
               Eurotech, Ltd. and Woodward LLC                                                9

10.20.7        Common Stock Purchase Agreement dated as of April 24, 2000 between
               Eurotech, Ltd. and Woodward LLC                                               10

10.20.8        Registration Rights Agreement dated as of April 24, 2000 between
               Eurotech, Ltd. and Woodward LLC                                               10

10.20.9        Warrant issued by Eurotech, Ltd. to Woodward LLC on June 22, 2000             10

10.20.10       Amendment Agreement dated June 29, 2000 between Eurotech, Ltd. and
               Woodward LLC, amending April 24, 2000 Common Stock Purchase Agreement and Registration Rights Agreement and December 31, 2000 Commitment
               Agreement                                                                     10

10.20.11       Amendment Agreement dated September 28, 2000 between Eurotech, Ltd. and
               Woodward LLC, amending March 1, 2000 Common Stock Purchase Agreement          11

10.20.12       Modification Agreement dated as of February 28, 2001, amending March 1
               and April 24, 2000 Common Stock Purchase Agreements                           12

10.20.13       Common Stock Purchase Agreement as of March 30, 2001 between Eurotech,
               Ltd. and Woodward LLC                                                         13

10.20.14       Registration Rights Agreement dated as of March 30, 2001 between
               Eurotech, Ltd. and Woodward LLC                                               13

10.20.15       Modification Agreement dated as of May 18, 2001, amending
               March 1, 2000, April 24, 2000, and March 30, 2001 Common
               Stock Purchase Agreements                                                      *

10.21          Technology Acquisition and Development Agreement related to Cypto.Com,
               Inc.                                                                           9

10.22.1        Investment Banking Consulting Agreement dated January 15, 2001 between
               Eurotech, Ltd. and Adolph Komorsky Investments, together with addendum
               thereto                                                                       12




10.22.2        Cancellation of Investment Banking Consulting Agreement dated March 30,
               2001 between Eurotech, Ltd. and Adolph Komorsky Investments                   13

10.23.1        Consulting Agreement as of January 18, 2001 between Eurotech, Ltd. and
               Davis Manafort, Inc.                                                          13

10.23.2        Second Consulting Agreement dated April 25, 2001 between Eurotech, Ltd.
               and Davis Manafort, Inc.                                                      13

10.24          Consulting Agreement dated April 25, 2001 between Eurotech, Ltd. and
               Harborstone Financial Group, Inc.                                             13

10.25          Consulting Agreement dated March 23, 2001 between Eurotech, Ltd. and
               Robert Tarini/ip Partners                                                     13


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

6 Incorporated by reference to such Exhibit filed with our current report on Form 8-K as of November 30, 1999, on file with the Commission

7 Incorporated by reference to such Exhibit filed with Post-Effective Amendment No. 2 to our registration statement on Form S-1, File No. 333-26673, on file with the Commission

8 Incorporated by reference to such Exhibit filed with our annual report on Form 10-K for the year ended December 31, 1999, on file with the Commission

9 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended March 31, 2000, on file with the Commission

10 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended June 30, 2000, on file with the Commission

11 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended September 30, 2000, on file with the Commission

12 Incorporated by reference to such Exhibit filed with our annual report on Form 10-K for the year ended December 31, 2000, on file with the Commission

13 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended March 31, 2001, on file with the Commission