Form 10-Q
period 2001-09-30
EUROTECH LTD
filed 2001-11-14
CIK 1033030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from.....................to......................

                          Commission File No. 000-22129

                                 Eurotech, Ltd.
                                 --------------
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
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                       ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___________No____________ Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,437,857 shares common stock, $.00025 par value, as of November 7, 2001

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                               INDEX TO FORM 10-Q

                               SEPTEMBER 30, 2001

                                                                      Page Nos.
                                                                      ---------
PART I - FINANCIAL INFORMATION:

   ITEM 1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                                            1
     At December 31, 2000 and September 30, 2001

   CONSOLIDATED STATEMENTS OF OPERATIONS                                 2-3
     For the Nine Months Ended September 30, 2000 and 2001
     For the Period from Inception (May 26, 1995) to
       September 30, 2001
     For the Three Months Ended September 30, 2000 and 2001

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                      4-18
     For the Period from Inception (May 26, 1995) to
       December 31, 2000
     For the Nine Months Ended September 30, 2001

   CONSOLIDATED STATEMENTS OF CASH FLOWS                                 19
     For the Nine Months Ended September 30, 2000 and 2001
     For the Period from Inception (May 26, 1995) to
       September 30, 2001

   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                20-32


   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL          33-41
              CONDITION AND RESULTS OF OPERATIONS

   ITEM 3 - QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET          43-44
              RISK

PART II - OTHER INFORMATION

                              EUROTECH, LTD. AND SUBSIDIARIES
                               (A Development Stage Company)

                                CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------
                                                                 At December 31, At September 30,
                                                                     2000             2001
                                                                 -------------   -------------
                                                                                  (Unaudited)
CURRENT ASSETS:
  Cash                                                           $  2,932,762    $    594,233
  Prepaid expenses and other current assets                            98,619         382,652
  Subscription receivable                                           1,250,000       1,000,120
                                                                 -------------   -------------
     TOTAL CURRENT ASSETS                                           4,281,381       1,977,005

PROPERTY AND EQUIPMENT - net of accumulated
  depreciation of $78,558 at September 30, 2001                       181,413         208,022

OTHER ASSETS:
  Technology rights (EKOR) - net of accumulated
    amortization of $2,950,819 at September 30, 2001                6,304,022       5,096,869
  Technology rights (Acoustic Core) - net of
    accumulated amortization of $107,527 at
    September 30, 2001                                                     --       2,392,473
  Patent costs - net of accumulated amortization of
    $6,428 at September 30, 2001                                       22,820          21,505
  Other assets                                                        227,627         238,782
                                                                 -------------   -------------
     TOTAL ASSETS                                                $ 11,017,263    $  9,934,656
                                                                 =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and other current liabilities                 $  1,439,543    $  1,032,656
  Deferred revenue                                                    225,000         225,000
  Current portion of convertible debentures                           500,000       3,000,000
                                                                 -------------   -------------
     TOTAL CURRENT LIABILITIES                                      2,164,543       4,257,656

CONVERTIBLE DEBENTURES                                              3,000,000              --
                                                                 -------------   -------------
     TOTAL LIABILITIES                                              5,164,543       4,257,656
                                                                 -------------   -------------

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

STOCKHOLDERS' EQUITY:
  Preferred stock - $0.01 par value; 5,000,000
    shares authorized; -0- shares issued and
    outstanding                                                            --              --
  Common stock - $0.00025 par value; 100,000,000
    shares authorized; 54,933,830 shares issued and
    51,401,854 shares outstanding at December 31,
    2000 and 65,583,586 shares issued and 62,051,610
    shares outstanding at September 30, 2001, respectively             13,734          16,397
  Additional paid-in capital                                       55,073,429      61,835,311
  Unearned compensation                                              (146,027)       (139,785)
  Deficit accumulated during the development stage                (40,610,695)    (47,557,202)
  Treasury stock, at cost; 3,531,976 shares at
    December 31, 2000 and September 30, 2001                       (8,477,721)     (8,477,721)
                                                                 -------------   -------------
     TOTAL STOCKHOLDERS' EQUITY                                     5,852,720       5,677,000
                                                                 -------------   -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 11,017,263    $  9,934,656
                                                                 =============   =============

See accompanying notes to consolidated financial statements.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          For the Period
                                             For the Nine Months Ended    from Inception
                                                  September 30,           (May 26, 1995)
                                          -----------------------------   to Sept. 30,
                                              2000             2001           2001
                                          -------------   -------------   -------------
REVENUES                                  $    350,000    $     10,215    $    510,215

COST OF GOODS SOLD                                  --           7,280           7,280
                                          -------------   -------------   -------------
GROSS PROFIT                                   350,000           2,935         502,935

OPERATING EXPENSES:
  Research and development                   3,807,025       1,868,933      11,361,537
  Consulting fees                              682,787       1,820,104       4,814,198
  Compensatory element of stock
    issuances pursuant to consulting
    and other agreements                     1,094,670         375,667       5,085,290
  Other general and administrative
    expenses                                 2,127,301       2,782,398      11,406,367
                                          -------------   -------------   -------------
    TOTAL OPERATING EXPENSES                 7,711,783       6,847,102      32,667,392
                                          -------------   -------------   -------------
OPERATING LOSS                              (7,361,783)     (6,844,167)    (32,164,457)
                                          -------------   -------------   -------------
OTHER (INCOME) EXPENSES:
  Interest expense, net of interest
    income of $210,430 and $85,441 for
    2000 and 2001, respectively                114,062         131,029       1,688,565
  Amortization of deferred and unearned
    financing costs                                 --              --      13,276,591
  Litigation settlement in shares of
    stock                                           --              --         456,278
  Rental income                                     --         (28,689)        (28,689)
                                          -------------   -------------   -------------
    TOTAL OTHER EXPENSES                       114,062         102,340      15,392,745
                                          -------------   -------------   -------------
NET LOSS                                  $ (7,475,845)   $ (6,946,507)   $(47,557,202)
                                          =============   =============   =============

BASIC AND DILUTED LOSS PER COMMON SHARE   $       (.17)   $       (.15)
                                          =============   =============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                         44,069,639      46,924,748
                                          =============   =============

See accompanying notes to consolidated financial statements.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          For the Three Months Ended
                                                                September 30,
                                                         -----------------------------
                                                             2000             2001
                                                         -------------   -------------
REVENUES                                                 $    350,000    $     10,215

COST OF GOODS SOLD                                                 --           7,280
                                                         -------------   -------------
GROSS PROFIT                                                  350,000           2,935

OPERATING EXPENSES:
  Research and development                                  1,375,335         695,966
  Consulting fees                                             219,345         636,822
  Compensatory element of stock issuances pursuant to
    consulting and other agreements                           104,051          82,867
  Other general and administrative expenses                   716,534       1,007,220
                                                         -------------   -------------
    TOTAL OPERATING EXPENSES                                2,415,265       2,422,875
                                                         -------------   -------------
OPERATING LOSS                                             (2,065,265)     (2,419,940)
                                                         -------------   -------------
OTHER (INCOME) EXPENSES:
  Interest expense, net of interest income of $114,623
    and $20,082 for 2000 and 2001, respectively               (14,201)         54,750
  Rental income                                                    --         (11,889)
  Litigation settlement                                            --              --
                                                         -------------   -------------
    TOTAL OTHER (INCOME) EXPENSES                             (14,201)         42,861
                                                         -------------   -------------
NET LOSS                                                 $ (2,051,064)   $ (2,462,801)
                                                         =============   =============


BASIC AND DILUTED LOSS PER COMMON SHARE                  $       (.04)   $       (.05)
                                                         =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       44,903,018      51,633,624
                                                         =============   =============

See accompanying notes to consolidated financial statements.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                                Common Stock          Additional
                                              Date of     ------------------------     Paid-in
                                            Transaction     Shares        Amount       Capital
                                             ----------   -----------  -----------   -----------
                                                              (1)

Period Ended December 31, 1995:
-------------------------------

Founder shares issued ($0.00025 per share)   05/26/95      4,380,800   $    1,095    $   (1,095)
Issuance of stock for offering consulting
  fees ($0.0625 per share)                   08/31/95        440,000          110        27,390
Issuance of stock
  ($0.0625 and $0.25 per share)              Various       4,080,000        1,020       523,980
Issuance of stock for license
  ($0.0625 per share)                        08/31/95        600,000          150        37,350
Issuance of stock options for offering
  legal and consulting fees                                       --           --        75,000
Offering expenses                                                 --           --      (105,398)
Net loss                                                          --           --            --
                                                          -----------  -----------   -----------
Balance - December 31, 1995                                9,500,800   $    2,375    $  557,227
                                                          ===========  ===========   ===========


                                                                         Deficit
                                                                       Accumulated
                                                            Unearned   During the
                                              Due from     Financing   Development
                                            Stockholders     Costs        Stage         Total
                                             ----------   -----------  -----------   -----------

Period Ended December 31, 1995:
-------------------------------

Founder shares issued ($0.00025 per share)   $      --    $       --   $       --    $       --
Issuance of stock for offering consulting
  fees ($0.0625 per share)                          --            --           --        27,500
Issuance of stock
  ($0.0625 and $0.25 per share)                 (3,000)           --           --       522,000
Issuance of stock for license
  ($0.0625 per share)                               --            --           --        37,500
Issuance of stock options for offering
  legal and consulting fees                         --            --           --        75,000
Offering expenses                                   --            --           --      (105,398)
Net loss                                            --            --     (513,226)     (513,226)
                                             ----------   -----------  -----------   -----------
Balance - December 31, 1995                  $  (3,000)   $       --   $ (513,226)   $   43,376
                                             ==========   ===========  ===========   ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June
1, 1996.


See accompanying notes to consolidated financial statements.

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (UNAUDITED)

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                            AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                Common Stock              Additional
                                             Date of    -----------------------------      Paid-in
                                           Transaction     Shares           Amount         Capital
                                           -----------  -------------   -------------   -------------
                                                            (1)
Year Ended December 31, 1996:
-----------------------------

Balance - December 31, 1995                                9,500,800    $      2,375    $    557,227

Issuance of stock ($0.25 per share)        Various         1,278,000             320         319,180
Exercise of stock options                  01/18/96          600,000             150              --
Issuance of stock for consulting fees
  ($0.34375 per share)                     03/22/96          160,000              40          54,960
Issuance of stock for consulting fees
  ($0.0625 per share)                      05/15/96        2,628,000             657         163,593
Issuance of stock for consulting fees
  ($0.590625 per share)                    06/19/96        1,500,000             375         885,563
Issuance of stock for consulting fees
  ($1.82 per share)                        11/12/96           57,036              14         104,275
Issuance of stock pursuant to bridge
  financing ($1.81325 per share)           12/96           1,500,000             375       2,719,500
Amortization of unearned financing costs                          --              --              --
Repayment by stockholders                                         --              --              --
Net loss                                                          --              --              --
                                                        -------------   -------------   -------------
Balance - December 31, 1996                               17,223,836    $      4,306    $  4,804,298
                                                        =============   =============   =============


                                                                           Deficit
                                                                         Accumulated
                                                          Unearned       During the
                                             Due from     Financing      Development
                                           Stockholders     Costs           Stage           Total
                                           -----------  -------------   -------------   -------------
Year Ended December 31, 1996:
-----------------------------

Balance - December 31, 1995                $   (3,000)  $         --    $   (513,226)   $     43,376

Issuance of stock ($0.25 per share)                --             --              --         319,500
Exercise of stock options                          --             --              --             150
Issuance of stock for consulting fees
  ($0.34375 per share)                             --             --              --          55,000
Issuance of stock for consulting fees
  ($0.0625 per share)                              --             --              --         164,250
Issuance of stock for consulting fees
  ($0.590625 per share)                            --             --              --         885,938
Issuance of stock for consulting fees
  ($1.82 per share)                                --             --              --         104,289
Issuance of stock pursuant to bridge
  financing ($1.81325 per share)                   --     (2,719,875)             --              --
Amortization of unearned financing costs           --        226,656              --         226,656
Repayment by stockholders                       3,000             --              --           3,000
Net loss                                           --             --      (3,476,983)     (3,476,983)
                                           -----------  -------------   -------------   -------------
Balance - December 31, 1996                $       --   $ (2,493,219)   $ (3,990,209)   $ (1,674,824)
                                           ===========  =============   =============   =============

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

See accompanying notes to consolidated financial statements.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                            Date of         Common Stock           Additional
                                            Trans-   --------------------------     Paid-in
                                            action      Shares        Amount        Capital
                                            -------  ------------  ------------  ------------
                                                         (1)
Year Ended December 31, 1997:
----------------------------

Balance - December 31, 1996                           17,223,836   $     4,306   $ 4,804,298
Issuance of stock for consulting fees
  ($2.50 per share)                          03/97        64,000            16       159,984
Issuance of stock for consulting fees
  ($5.45 per share)                          06/97        39,000             9       212,540
Issuance of stock for consulting fees
  ($5.00 per share)                          09/97        59,000            15       294,986
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                          06/97       500,000           125     2,724,875
Value assigned to conversion feature of
  convertible debentures                     11/97            --            --     1,337,143
Value assigned to issuance of warrant to
  purchase 127,500 shares in consideration
  for interest and placement fees in
  connection with convertible debentures     11/97            --            --       284,480
Value assigned to issuance to shareholder
  of warrant to purchase 35,000 shares for
  consulting services                        11/97            --            --        39,588
Value assigned to issuance to shareholder
  of warrant to purchase 364,000 shares as
  additional consideration for financing
  activities                                 11/97            --            --       862,680
Issuance of stock for consulting fees
  ($4.00 per share)                          12/97        43,000            11       171,989
Accrual of stock issued January 1998
  pursuant to penalty provision of bridge
  financing ($2.00 per share)                12/97     1,000,000           250     1,999,750
Amortization of unearned financing costs                      --            --            --
Net loss                                                      --            --            --
                                                     ------------  ------------  ------------
Balance - December 31, 1997                           18,928,836   $     4,732   $12,892,313
                                                     ============  ============  ============


(1) Share amounts have been restated to reflect the 4 for 1 stock split on June
    1, 1996.

See accompanying notes to consolidated financial statements.

                              EUROTECH, LTD. AND SUBSIDIARIES
                               (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (UNAUDITED)

             FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                       AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                               Deficit
                                                             Accumulated
                                               Unearned      During the
                                               Financing     Development
                                                Costs           Stage           Total
                                            -------------   -------------   -------------

Year Ended December 31, 1997:
-----------------------------

Balance - December 31, 1996                 $ (2,493,219)   $ (3,990,209)   $ (1,674,824)

Issuance of stock for consulting fees
  ($2.50 per share)                                   --              --         160,000
Issuance of stock for consulting fees
  ($5.45 per share)                                   --              --         212,549
Issuance of stock for consulting fees
  ($5.00 per share)                                   --              --         295,001
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                           (2,725,000)             --              --
Value assigned to conversion feature of
  convertible debentures                      (1,337,143)             --              --
Value assigned to issuance of warrant to
  purchase 127,500 shares in
  consideration for interest and
  placement fees in connection with
  convertible debentures                        (284,480)             --              --
Value assigned to issuance to shareholder
  of warrant to purchase 35,000 shares
  for consulting services                        (39,588)             --              --
Value assigned to issuance to shareholder
  of warrant to purchase 364,000 shares
  as additional consideration for
  financing activities                          (862,680)             --              --
Issuance of stock for consulting fees
  ($4.00 per share)                                   --              --         172,000
Accrual of stock issued January 1998
  pursuant to penalty provision of bridge
  financing ($2.00 per share)                 (2,000,000)             --              --
Amortization of unearned financing costs       8,426,793              --       8,426,793
Net loss                                              --     (12,441,242)    (12,441,242)
                                            -------------   -------------   -------------
Balance - December 31, 1997                 $ (1,315,317)   $(16,431,451)   $ (4,849,723)
                                            =============   =============   =============

See accompanying notes to consolidated financial statements.

                              EUROTECH, LTD. AND SUBSIDIARIES
                               (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (UNAUDITED)

             FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                       AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                                  Common Stock             Additional
                                             Date of      -----------------------------      Paid-in
                                          Transaction        Shares        Amount            Capital
                                          --------------  -------------   -------------   -------------
                                                               (1)
Year Ended December 31, 1998:
----------------------------
Balance - December 31, 1997                                 18,928,836    $      4,732    $ 12,892,313
Issuance of stock for consulting fees
  ($2.58 per share)                        03/98                43,000              11         110,930
Issuance of stock for consulting fees
  ($0.85 per share)                        06/98               143,000              35         215,895
Issuance of stock for consulting fees
  ($0.32 per share)                        09/98               126,617              32         107,503
Issuance of stock for consulting fees      12/98               155,427              39          81,505
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($1.0625 per share)                      04/98               500,000             125         531,124
Value assigned to conversion feature of
  convertible debentures and warrant to
  purchase 60,000 shares issued as
  additional interest                      02/98                    --              --       1,100,000
Value assigned to conversion feature of
  convertible debentures and warrant to
  purchase 125,000 shares issued as
  additional interest                      07/98                    --              --         475,000
Cancellation of stock issued for
  consulting fees                          07/98              (375,000)            (94)        (93,656)
Issuance of stock for conversion of
  debenture payable ($0.32 per share)      09/98, 11/98        100,002              25          32,169
Amortization of unearned financing costs                            --              --              --
Net loss                                                            --              --              --
                                                          -------------   -------------   -------------
Balance - December 31, 1998                                 19,621,882    $      4,905    $ 15,452,783
                                                          =============   =============   =============


(1) Share amounts have been restated to reflect the 4 for 1 stock split on June
    1, 1996.

See accompanying notes to consolidated financial statements.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                              Deficit
                                                            Accumulated
                                             Unearned        During the
                                             Financing      Development
                                              Costs            Stage           Total
                                           -------------   -------------   -------------

Year Ended December 31, 1998:
----------------------------

Balance - December 31, 1997                $ (1,315,317)   $(16,431,451)   $ (4,849,723)
Issuance of stock for consulting fees
  ($2.58 per share)                                  --              --         110,941
Issuance of stock for consulting fees
  ($0.85 per share)                                  --              --         215,930
Issuance of stock for consulting fees
  ($0.32 per share)                                  --              --         107,535
Issuance of stock for consulting fees                --              --          81,544
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($1.0625 per share)                          (531,249)             --              --
Value assigned to conversion feature of
  convertible debentures and warrant to
  purchase 60,000 shares issued as
  additional interest                        (1,100,000)             --              --
Value assigned to conversion feature of
  convertible debentures and warrant to
  purchase 125,000 shares issued as
  additional interest                          (475,000)             --              --
Cancellation of stock issued for
  consulting fees                                    --              --         (93,750)
Issuance of stock for conversion of
  debenture payable ($0.32 per share)                --              --          32,194
Amortization of unearned financing costs      3,374,066              --       3,374,066
Net loss                                             --      (7,814,143)     (7,814,143)
                                           -------------   -------------   -------------
Balance - December 31, 1998                $    (47,500)   $(24,245,594)   $ (8,835,406)
                                           =============   =============   =============

See accompanying notes to consolidated financial statements.

                              EUROTECH, LTD. AND SUBSIDIARIES
                               (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (UNAUDITED)

             FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                       AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                             Date of         Common Stock         Additional
                                             Trans-  --------------------------    Paid-in
                                             action      Shares        Amount      Capital
                                             ------  ------------  ------------  ------------
                                                          (1)

Year Ended December 31, 1999:
----------------------------

Balance - December 31, 1998                           19,621,882   $     4,905   $15,452,783
Issuance of stock for consulting fees
  ($0.77 per share)                          03/99        78,613            20        62,381
Issuance of stock for consulting fees
  ($0.72 per share)                          06/99       611,572           153       429,035
Issuance of stock for consulting fees
  ($0.98 per share)                          09/99       496,002           124       520,116
Issuance of stock for conversion of
  debenture payable ($0.35 per share)        02/99       987,201           247       341,029
Issuance of stock for finder's fee
  ($1.94 per share)                          12/99        29,518             7        46,302
Issuance of stock for finder's fee
  ($0.77 per share)                          09/99        82,580            20        63,727
Issuance of stock for consulting fees
  ($2.04 per share)                          12/99       100,374            25       190,769
Value assigned to conversion feature of
  convertible debentures and warrant to
  purchase 84,750 shares issued as
  additional interest                        01/99            --            --       175,425
Value assigned to additional consideration
  for financing activities ($0.72 per
  share)                                     05/99       100,000            25        71,975
Issuance of stock ($0.25 per share)          06/99     1,000,000           250       474,750
Issuance of stock ($0.25 per share)          09/99     2,000,000           500       499,500
Issuance of stock ($0.38 per share)          12/99     3,035,000           759     1,179,241
Issuance of stock ($0.25 per share)          12/99       930,000           233       232,267
Issuance of stock ($0.50 per share)          12/99       240,000            60       119,940
Issuance of stock in settlement of
  litigation ($2.51 per share)               11/99       181,784            45       456,233


(1) Share amounts have been restated to reflect the 4 for 1 stock split on June
    1, 1996.

See accompanying notes to consolidated financial statements.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                              Deficit
                                                            Accumulated
                                              Unearned       During the
                                             Financing      Development
                                               Costs           Stage           Total
                                           -------------   -------------   -------------

Year Ended December 31, 1999:
----------------------------

Balance - December 31, 1998                $    (47,500)   $(24,245,594)   $ (8,835,406)
Issuance of stock for consulting fees
  ($0.77 per share)                                  --              --          62,401
Issuance of stock for consulting fees
  ($0.72 per share)                                  --              --         429,188
Issuance of stock for consulting fees
  ($0.98 per share)                                  --              --         520,240
Issuance of stock for conversion of
  debenture payable ($0.35 per share)                --              --         341,276
Issuance of stock for finder's fee
  ($1.94 per share)                                  --              --          46,309
Issuance of stock for finder's fee
  ($0.77 per share)                                  --              --          63,747
Issuance of stock for consulting fees
  ($2.04 per share)                                  --              --         190,794
Value assigned to conversion feature of
  convertible debentures and warrant to
  purchase 84,750 shares issued as
  additional interest                          (175,425)             --              --
Value assigned to additional
  consideration for financing activities
  ($0.72 per share)                             (72,000)             --              --
Issuance of stock ($0.25 per share)                  --              --         475,000
Issuance of stock ($0.25 per share)                  --              --         500,000
Issuance of stock ($0.38 per share)                  --              --       1,180,000
Issuance of stock ($0.25 per share)                  --              --         232,500
Issuance of stock ($0.50 per share)                  --              --         120,000
Issuance of stock in settlement of
  litigation ($2.51 per share)                       --              --         456,278

See accompanying notes to consolidated financial statements.

                              EUROTECH, LTD. AND SUBSIDIARIES
                               (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (UNAUDITED)

             FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                       AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                                   Common Stock
                                                Date of     -------------------------    Additional
                                              Transaction      Shares        Amount       Paid-in
                                             ------------   -----------   -----------   -----------
                                                                (1)

Year Ended December 31, 1999: (Continued)
----------------------------

Issuance of stock on exercise of warrants
  ($1.50 per share)                          11/99/ 12/99       200,000   $        50   $   299,950
Acquisition of 6,795,000 shares of ATI,
  previously Kurchatov Research Holdings,
  Ltd. ($1.07 per share)                     09/99            4,530,000         1,133     4,840,305
Acquisition from ATI of EKOR technology
  interest ($1.069 per share)                11/99            2,000,000           500     2,137,000
Issuance of stock to retire debt of ATI
  assumed with purchase of EKOR technology
  interest ($1.06 per share)                 11/99            1,000,000           250     1,068,500
Issuance of stock on exercise of warrants
  ($0.36 per share)                          11/99               75,000            19        26,981
Issuance of stock on conversion of
  debenture note payable, interest and
  penalties ($0.36 per share)                11/99              217,464            54       230,458
Issuance of stock in private sale
  ($1.59 per share)                          12/99            1,882,353           471     2,831,529
Modification of warrants issued                                      --            --       123,500
Amortization of unearned financing costs                             --            --            --
Net loss                                                             --            --            --
                                                            -----------   -----------   -----------
Balance - December 31, 1999                                  39,399,343   $     9,850   $31,873,696
                                                            ===========   ===========   ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June
    1, 1996.

See accompanying notes to consolidated financial statements.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                              Deficit
                                                            Accumulated
                                               Unearned      During the
                                              Financing     Development
                                                Costs          Stage           Total
                                            -------------  -------------   -------------

Year Ended December 31, 1999: (Continued)
----------------------------
Issuance of stock on exercise of warrants
  ($1.50 per share)                         $         --   $         --    $    300,000
Acquisition of 6,795,000 shares of ATI,
  previously Kurchatov Research Holdings,
  Ltd. ($1.07 per share)                              --             --       4,841,438
Acquisition from ATI of EKOR technology
  interest ($1.069 per share)                         --             --       2,137,500
Issuance of stock to retire debt of ATI
  assumed with purchase of EKOR
  technology interest ($1.06 per share)               --             --       1,068,750
Issuance of stock on exercise of warrants
  ($0.36 per share)                                   --             --          27,000
Issuance of stock on conversion of
  debenture note payable, interest and
  penalties ($0.36 per share)                         --             --         230,512
Issuance of stock in private sale
  ($1.59 per share)                                   --             --       2,832,000
Modification of warrants issued                       --             --         123,500
Amortization of unearned financing costs         294,925             --         294,925
Net loss                                              --     (6,492,312)     (6,492,312)
                                            -------------  -------------   -------------
Balance - December 31, 1999                 $         --   $(30,737,906)   $  1,145,640
                                            =============  =============   =============


See accompanying notes to consolidated financial statements.

                              EUROTECH, LTD. AND SUBSIDIARIES
                               (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (UNAUDITED)

             FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                       AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                      Common Stock
                                                   Date of     --------------------------
                                                 Transaction      Shares        Amount
                                                -------------  ------------  ------------
                                                                    (1)
For the Year Ended December 31, 2000
------------------------------------

Balance - December 31, 1999                                     39,399,343   $     9,850

Issuance of stock for consulting fees
  ($5.00 per share)                                03/00            73,672            18
Issuance of stock for consulting fees
  ($4.06 per share)                                06/00            23,794             6
Issuance of stock for consulting fees
  ($3.67 per share)                                09/00            21,010             5
Issuance of stock for consulting fees
  ($1.93 per share)                                12/00            22,198             5
Issuance of stock ($5.00 per share)                02/00         1,200,000           300
Issuance of stock ($5.37 per share)                04/00         2,000,000           500
Issuance of stock in payment of note payable
  and related interest ($0.28 per share)           01/00           200,000            50
Issuance of stock for interest on Convertible
  debentures ($1.56 per share)                     01/00           289,655            74
Issuance of stock and warrants to settle
  penalties of Convertible Debentures
  ($2.00 per share)                                03/00           300,000            75
Issuance of stock on conversion of
  debentures and interest ($1.06 per share)        03/00           965,661           242
Issuance of stock on conversion of debentures
  and interest ($2.75 per share)                   08/00           827,412           207
Accrual of shares under reset provisions           12/00         8,500,000         2,125
Issuance of stock for price reset                  12/00           741,085           185
Issuance of stock on exercise of warrants
  ($2.00 per share)                                02/00            60,000            15
Issuance of stock on exercise of warrants
  ($1.06 per share)                                02/00           125,000            31
Issuance of stock on exercise of warrants
  ($1.50 per share)                                03/00           100,000            24
Issuance of stock on exercise of warrants
  ($1.00 per share)                                05/00            35,000             9
Compensatory element of options to purchase
  325,000 shares issued to employee as
  additional compensation                          05/00                --            --
Compensatory element of options to purchase
  12,500 shares issued to employee as
  additional compensation                          10/00                --            --
Value assigned to warrants issued to
  consultants                                      05/00                --            --
Compensatory element of warrants issued to
  employees                                        10/00                --            --
Exercise of stock options                          08/00            50,000            13
Shares repurchased                              05/00; 06/00            --            --
Amortization of unearned compensation                                   --            --
Net loss                                                                --            --
                                                               ------------  ------------
Balance - December 31, 2000                                     54,933,830   $    13,734
                                                               ============  ============

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June
    1, 1996

See accompanying notes to consolidated financial statements.

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (UNAUDITED)

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                            AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                       Treasury Stock            Additional
                                               -----------------------------      Paid-in        Unearned
                                                   Shares          Amount         Capital      Compensation
                                               -------------   -------------   -------------   -------------
For the Year Ended December 31, 2000
------------------------------------

Balance - December 31, 1999                              --    $         --    $ 31,873,696    $         --

Issuance of stock for consulting fees
  ($5.00 per share)                                      --              --         368,727              --
Issuance of stock for consulting fees
  ($4.06 per share)                                      --              --          94,869              --
Issuance of stock for consulting fees
  ($3.67 per share)                                      --              --          77,025              --
Issuance of stock for consulting fees
  ($1.93 per share)                                     174             348          41,523              --
Issuance of stock ($5.00 per share)                      --              --       5,999,700              --
Issuance of stock ($5.37 per share)                      --              --      10,749,470              --
Issuance of stock in payment of note payable
  and related interest ($0.28 per share)                 --              --          56,343              --
Issuance of stock for interest on
  convertible Debentures ($1.56 per share)               --              --         451,064              --
Issuance of stock and warrants to settle
  penalties of convertible debentures
  ($2.00 per share)                                      --              --       1,119,925              --
Issuance of stock on conversion of
  debentures and interest ($1.06 per share)              --              --       1,023,358              --
Issuance of stock on conversion of
  debentures and interest ($2.75 per share)              --              --       2,276,913              --
Accrual of shares under reset provisions                 --              --          (2,125)             --
Issuance of stock for price reset                        --              --            (185)             --
Issuance of stock on exercise of warrants
  ($2.00 per share)                                      --              --         119,985              --
Issuance of stock on exercise of warrants
  ($1.06 per share)                                      --              --         132,469              --
Issuance of stock on exercise of warrants
  ($1.50 per share)                                      --              --         149,976              --
Issuance of stock on exercise of warrants
  ($1.00 per share)                                      --              --          34,991              --
Compensatory element of options to purchase
  325,000 shares issued to employee as
  additional compensation                                --              --         187,750        (187,750)
Compensatory element of options to purchase
  12,500 shares issued to employee as
  additional compensation                                --              --          18,625              --
Value assigned to warrants issued to
  Consultants                                            --              --         204,718              --
Compensatory element of warrants issued to
  employees                                              --              --          78,125              --
Exercise of stock options                                --              --          16,487              --
Shares repurchased                               (3,532,150)     (8,478,069)             --              --
Amortization of unearned compensation                    --              --              --          41,723
Net loss                                                 --              --              --              --
                                               -------------   -------------   -------------   -------------
Balance - December 31, 2000                      (3,531,976)   $ (8,477,721)   $ 55,073,429    $   (146,027)
                                               =============   =============   =============   =============

See accompanying notes to consolidated financial statements.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

        FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                    Deficit
                                                  Accumulated
                                                   During the
                                                  Development
                                                     Stage             Total
                                                  -------------    -------------

For the Year Ended December 31, 2000
------------------------------------

Balance - December 31, 1999                       $(30,737,906)    $  1,145,640

Issuance of stock for consulting fees
  ($5.00 per share)                                         --          368,745
Issuance of stock for consulting fees
  ($4.06 per share)                                         --           94,875
Issuance of stock for consulting fees
  ($3.67 per share)                                         --           77,030
Issuance of stock for consulting fees
  ($1.93 per share)                                         --           41,876
Issuance of stock ($5.00 per share)                         --        6,000,000
Issuance of stock ($5.37 per share)                         --       10,749,970
Issuance of stock in payment of note
  payable and related interest ($0.28 per
  share)                                                    --           56,393
Issuance of stock for interest on
  Convertible Debentures ($1.56 per share)                  --          451,138
Issuance of stock and warrants to settle
  penalties of Convertible Debentures
  ($2.00 per share)                                         --        1,120,000
Issuance of stock on conversion of
  debentures and interest ($1.06 per
  share)                                                    --        1,023,600
Issuance of stock on conversion of
  debentures and interest ($2.75 per
  share)                                                    --        2,277,120
Accrual of shares under reset provisions                    --               --
Issuance of stock for price reset                           --               --
Issuance of stock on exercise of warrants
  ($2.00 per share)                                         --          120,000
Issuance of stock on exercise of warrants
  ($1.06 per share)                                         --          132,500
Issuance of stock on exercise of warrants
  ($1.50 per share)                                         --          150,000
Issuance of stock on exercise of warrants
  ($1.00 per share)                                         --           35,000
Compensatory element of options to
  purchase 325,000 shares issued to
  employee as additional compensation                       --               --
Compensatory element of options to
  purchase 12,500 shares issued to
  employee as additional compensation                       --           18,625
Value assigned to warrants issued to
  Consultants                                               --          204,718
Compensatory element of warrants issued to
  Employees                                                 --           78,125
Exercise of stock options                                   --           16,500
Shares repurchased                                          --       (8,478,069)
Amortization of unearned compensation                       --           41,723
Net loss                                            (9,872,789)      (9,872,789)
                                                  -------------    -------------
Balance - December 31, 2000                       $(40,610,695)    $  5,852,720
                                                  =============    =============

See accompanying notes to consolidated financial statements.

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (UNAUDITED)

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                            AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                          Date of       Common Stock                  Treasury Stock
                                          Trans-  --------------------------   ---------------------------
                                          action     Shares        Amount         Shares         Amount
                                          ------  ------------  ------------   ------------   ------------
                                                       (1)

Nine Months Ended September 30, 2001
------------------------------------

Balance - December 31, 2000                        54,933,830   $    13,734     (3,531,976)   $(8,477,721)

Compensatory element of warrants to
  purchase 150,000 shares issued to
  consultant as compensation              01/01            --            --             --             --
Compensatory element of warrants to
  purchase 60,000 shares issued to
  consultant as additional compensation   02/01            --            --             --             --
Issuance of stock for consulting fees
  ($1.86 per share)                       03/01         8,574             2             --             --
Exercise of warrants ($1.10 per share)    03/01        50,000            13             --             --
Issuance of stock ($2.25 per share)       03/01     1,333,333           333             --             --
Issuance of stock for consulting fees
  ($.77 per share)                        06/01         3,000             1             --             --
Issuance of stock for consulting fees
  ($.73 per share)                        06/01       120,000            30             --             --
Issuance of stock for price reset         06/01     3,631,849           908             --             --
Issuance of stock for acquisition of
  Acoustic Core Technology ($1.00 per
  share)                                  07/01     2,500,000           625             --             --
Issuance of stock ($.33 per share)        08/01     3,000,000           750             --             --
Compensatory element of warrants to
  purchase 500,000 shares issued to
  consultant as additional compensation   08/01            --            --             --             --
Issuance of stock for consulting fees
  ($.42 per share)                        09/01         3,000             1             --             --
Amortization of unearned compensation     09/01            --            --             --             --
Net loss                                                   --            --             --             --
                                                  ------------  ------------   ------------   ------------
Balance - September 30, 2001                       65,583,586   $    16,397     (3,531,976)   $(8,477,721)
                                                  ============  ============   ============   ============

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June
    1, 1996.

See accompanying notes to consolidated financial statements.

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (UNAUDITED)

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2000
                            AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                                                  Deficit
                                                                                Accumulated
                                                 Additional                       During the
                                                  Paid-in         Unearned      Development
                                                  Capital       Compensation        Stage           Total
                                                -------------   -------------   -------------   -------------

Nine Months Ended September 30, 2001
------------------------------------

Balance - December 31, 2000                     $ 55,073,429    $   (146,027)   $(40,610,695)   $  5,852,720

Compensatory element of warrants to purchase
 150,000 shares issued to consultant as
 compensation                                        141,000        (141,000)             --              --
Compensatory element of warrants to
 purchase 60,000 shares issued to
 consultant as additional compensation                20,400         (20,400)             --              --
Issuance of stock for consulting fees
 ($1.86 per share)                                    16,973              --              --          16,975
Exercise of warrants ($1.10 per share)                54,987              --              --          55,000
Issuance of stock ($2.25 per share)                2,839,667              --              --       2,840,000
Issuance of stock for consulting fees
 ($.77 per share)                                      2,319              --              --           2,320
Issuance of stock for consulting fees
 ($.73 per share)                                     87,570              --              --          87,600
Issuance of stock for price reset                       (908)             --              --              --
Issuance of stock for acquisition of Acoustic
  Core Technology ($1.00 per share)                2,499,375              --              --       2,500,000
Issuance of stock ($.33 per share)                   999,250              --              --       1,000,000
Compensatory element of warrants to purchase
  500,000 shares issued to consultant as
  additional compensation                            100,000        (100,000)             --              --
Issuance of stock for consulting fees
  ($.42 per share)                                     1,249              --              --           1,250
Amortization of unearned compensation                     --         267,642              --         267,642
Net loss                                                  --              --      (6,946,507)     (6,946,507)
                                                -------------   -------------   -------------   -------------
Balance - September 30, 2001                    $ 61,835,311    $   (139,785)   $(47,557,202)   $  5,677,000
                                                =============   =============   =============   =============

See accompanying notes to consolidated financial statements.

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                           For the Nine Months Ended     For the Period
                                                                                 September 30,           From Inception
                                                                         -----------------------------  (May 26, 1995) to
                                                                             2000             2001      September 30, 2001
                                                                         -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                               $ (7,475,845)   $ (6,946,507)   $(47,557,202)
  Adjustments to reconcile net loss to net cash
    Used in operating activities:
      Depreciation and amortization                                         1,216,236       1,357,163       3,146,756
      Amortization of deferred and unearned
        financing costs                                                            --              --      13,276,619
      Stock issued for license                                                     --              --          37,500
      Compensatory element of stock issuances                               1,094,670         375,667       5,085,290
      Modification of warrants issued                                              --              --         123,500
      Issuance of stock in settlement of litigation                                --              --         456,278

      Cash provided by (used in) the change in assets and liabilities:
           Decrease (increase) in prepaid expenses
             and other current assets                                        (156,238)       (284,033)       (382,652)
           (Increase) decrease in other assets                               (227,039)        (11,155)       (238,782)
           Increase (decrease) in accrued
             liabilities                                                     (615,808)       (406,887)      2,658,860
           Increase in deferred revenue                                            --              --         225,000
                                                                         -------------   -------------   -------------
      NET CASH USED IN OPERATING ACTIVITIES                                (6,164,024)     (5,915,752)    (23,168,833)
                                                                         -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Organization and patent costs                                                    --              --         (31,358)
  Capital expenditures                                                        (97,354)        (67,777)       (286,579)
                                                                         -------------   -------------   -------------
      NET CASH USED IN INVESTING ACTIVITIES                                   (97,354)        (67,777)       (317,937)
                                                                         -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                      16,500              --          16,650
  Proceeds from issuance of common stock                                   15,499,970       4,090,000      25,776,970
  Proceeds from exercise of warrants                                          437,500          55,000         819,500
  Offering costs                                                                   --              --          (2,898)
  Repayment by stockholders                                                        --              --           3,000
  Proceeds from Convertible Debentures                                             --              --       7,000,000
  Repayment of Convertible Debentures                                              --        (500,000)       (500,000)
  Proceeds from notes payable                                                      --              --         450,000
  Repayment of notes payable                                                 (400,000)             --        (400,000)
  Proceeds from bridge notes                                                       --              --       2,000,000
  Repayments of bridge notes                                                       --              --      (2,000,000)
  Borrowings from stockholders                                                     --              --         561,140
  Repayment to stockholders                                                        --              --        (561,140)
  Deferred financing costs                                                         --              --        (604,150)
  Purchase of treasury stock                                               (8,478,069)             --      (8,478,069)
                                                                         -------------   -------------   -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                              7,075,901       3,645,000      24,081,003
                                                                         -------------   -------------   -------------
INCREASE (DECREASE) IN CASH                                                   814,523      (2,338,529)        594,233

CASH - BEGINNING                                                            3,547,011       2,932,762              --
                                                                         -------------   -------------   -------------
CASH - ENDING                                                            $  4,361,534    $    594,233    $    594,233
                                                                         =============   =============   =============
Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

  Cash paid during the period for:
    Interest                                                             $    508,247    $     43,276    $    867,967
                                                                         =============   =============   =============
    Income taxes                                                         $         --    $         --    $         --
                                                                         =============   =============   =============
    Interest converted to common stock                                   $    691,857    $         --    $    691,857
                                                                         =============   =============   =============

See accompanying notes to consolidated financial statements.

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

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of Eurotech, Ltd. and its subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.


Reclassifications
-----------------

Certain reclassifications were made to prior year balances to conform to current year presentation.

Equity Method of Accounting for Unconsolidated Foreign Affiliates
-----------------------------------------------------------------

Investments in companies in which the Company has a 20% to 50% interest and has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Investments in companies in which the Company has a 52% interest in, have been accounted for under the equity method because the Company does not have sufficient control in order to consolidate such entities.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  1 -  BASIS OF PRESENTATION (Continued)

Equity Method of Accounting for Unconsolidated Foreign Affiliates (Continued)
-----------------------------------------------------------------------------

At September 30, 2001, investments in companies accounted for under the equity method consist of the following foreign companies, which are located in Israel:

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

The Company also has a U.S. subsidiary that has not been activated.

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

NOTE  3 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued two Statements; Statement No. 141, Business Combinations (SFAS No. 141), and Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 revises accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of pooling-of-interests method for all business combinations initiated after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and intangible assets with indefinite lives by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and intangible assets with indefinite lives. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 which is the beginning of its fiscal year 2002. The Company has not yet evaluated the effects of these changes on its consolidated financial statements.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  3 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are required to be adopted during its fiscal year beginning March 1, 2002, however early adoption is acceptable. The company is currently in the process of evaluating the potential impact the adoption of SFAS 144 will have on its consolidated financial position or results of operations.


NOTE  4 - 8% CONVERTIBLE DEBENTURES

Convertible debentures consist of the following:


                                                      At December   At September
                                                       31, 2000      30, 2001
                                                      -----------   -----------
            November 27, 1997 8% Convertible
              Debentures (Due November 27, 2000)      $  500,000    $       --

            February 23, 1998 8% Convertible
              Debentures (Due February 23, 2002)       3,000,000     3,000,000
                                                      -----------   -----------
                   Total                               3,500,000     3,000,000

            Less: Current maturities                     500,000     3,000,000
                                                      -----------   -----------
                    Long-term Portion                 $3,000,000    $       --
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


NOTE  4 - 8% CONVERTIBLE DEBENTURES (Continued)

On February 20, 2001, the Company entered into an agreement with the holders of the Convertible Debentures dated February 23, 1998 to extend the original due date of February 23, 2001 by one year to February 23, 2002. All other terms and conditions of these Convertible Debentures remain as agreed to under the original agreements.

NOTE 5 - ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following:


                                            At December 31,     At September 30,
                                                 2000                 2001
                                            ---------------     ----------------

            Interest                        $      300,146      $       470,316

            Professional fees                      128,738               95,562

            Consulting fees                        351,895              171,733

            Other                                  658,764              295,045
                                            ---------------     ----------------
                                            $    1,439,543      $     1,032,656
                                            ===============     ================

NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock Transactions
-------------------------

On September 6, 2001, pursuant to the Registration Statement on Form S-3 with the Securities and Exchange Commission, which became effective on February 14, 2001, the Company issued 3,000,000 shares of its shelf-registered common stock to five individuals and one corporation for $1,000,000 distributed through an escrow account in two tranches.

On July 13, 2001, the Company entered into an acquisition agreement with a technology company to acquire technologies that are capable of in-situ remote sensing of various materials. The Company acquired rights in several specific market places. Pursuant to this agreement, the Company issued 2,500,000 shares of restricted common stock. Shares issued under this agreement were valued in the aggregate at $2,500,000. As a part of the agreements the Company entered into a consulting agreement. (See Note 7)

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

Common Stock Transactions (Continued)
-------------------------------------

As of September 30, 2001 the Company issued 9,000 shares of its common stock as consideration for consulting services performed by a consulting company for 3,000 shares per quarter. On January 31, 2001, the Company issued 5,574 shares of its common stock as consideration for consulting services performed by two consultants. Shares issued under these arrangements were valued in the aggregate at $20,545, which was charged to operations during the nine months ended September 30, 2001.

In June 2001, the Company issued 120,000 restricted shares of its restricted common stock to three consultants. These shares were valued at $87,600, which was charged to operations during the nine months ended September 30, 2001.

On March 2, 2000 pursuant to an agreement with Woodward LLC, the Company sold 1,200,000 shares of its common stock for net proceeds of $6,000,000. The agreement pursuant to which these shares were sold provides that the Company would be required to issue to Woodward LLC additional shares of common stock in the event that the average bid price in the market for outstanding Eurotech shares during September and October 2000 is below $6.58.

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

The Company entered into another common stock purchase agreement with Woodward LLC on April 24, 2000. Pursuant to this agreement, the Company sold to Woodward LLC an additional 2,000,000 shares, together with a warrant to purchase 500,000 shares at $10 per share, for $10,000,000 and certain other considerations, less $500,000 related expenses. The parties amended this agreement on June 29, 2000 to provide for the payment by Woodward LLC of a further $1,250,000, less $62,500 related expenses, which was received in March 2001. These shares were subject to repricing after March 31, 2001 if the bid price of outstanding Eurotech shares is not then at least $9.375.

The Company entered into an additional common stock purchase agreement with Woodward LLC on March 31, 2001. Pursuant to this agreement, the Company sold to Woodward LLC 1,333,333 shares for a payment of $3,000,000, less related expenses of $160,000. The shares were subject to repricing after March 1, 2002, if the bid price of outstanding Eurotech shares for any lowest five business days during the repricing period is not equal to greater than $3.15.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  6 - STOCKHOLDERS' EQUITY (Continued)

Modification and Extension of Woodward LLC Agreements
-----------------------------------------------------

As of May 18, 2001, the Company and Woodward LLC entered into an agreement to extend and modify their existing agreements as follows:

o The repricing terms applicable to the remaining one-half of the 1,200,000 shares issued pursuant to the March 2000 agreement, to all of the 2,000,000 shares issued pursuant to the April 2000 agreement and the 1,333,333 shares issued pursuant to the March 2001 agreement, as summarized above, will be superseded by new repricing terms that reference the target price applicable to the new arrangement, which is $3.76 per share. The 3,933,333 shares will be subject to repricing in two monthly installments of 300,000 shares each, six monthly installments of 333,333 shares each and three monthly installments of 444,444 shares each over eleven monthly repricing periods beginning as of April 1, 2001, but skipping July and August 2001, as a result of which the Company may be required to issue to Woodward LLC additional shares of common stock in the proportion to which the outstanding shares trade during the specified repricing period below the $3.76 target price.


o The exercise price of the two warrants that were previously issued to Woodward LLC for 200,000 and 500,000 shares, respectively, was reduced to $4.00 per share.

Pursuant to this modification agreement, the Company has issued to Woodward LLC 3,631,849 shares with respect to April, May and June 2001. Based on the current market price of the Company's shares, the Company estimates that as many as 20,000,000 additional shares may need to be issued on account of the repricing provisions of the March 2000, the April 2000 and the March 2001 offerings and, accordingly, has accrued 8,500,000 shares of such additional shares in the stockholders' equity section of the December 31, 2000 and September 30, 2001 balance sheets.

On September 17, 2001, the Company and Woodward LLC entered into an agreement to suspension of the reset periods to past agreements until January 1, 2002.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  6 - STOCKHOLDERS' EQUITY (Continued)

Warrants
--------

In January 2001, a consultant was granted warrants to purchase a total of 150,000 common shares at an exercise price of $2.00 per share. The warrants are exercisable over a five-year period (see Note 7 for consultant agreement).

In February 2001, a consultant was granted warrants to purchase a total of 60,000 common shares at an exercise price of $3.00 per share. The warrants are exercisable over a five-year period.

On July 10, 2001, the Company elected an individual as a director of the Company and as co-chairman of the Board. The Company agreed to issue five-year warrants to purchase 500,000 shares of the Company's common stock at $.70 per share, 50% issued upon signing the agreement and the balance issued quarterly over a 24-month period. The warrants are exercisable over a five-year period. The individual subsequently left the Board and became Chairman of the Advisory Board.

At September 30, 2001, the Company had outstanding warrants to purchase 2,653,000 shares of the Company's common stock at prices ranging from $0.70 to $5.00 per share.

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


NOTE  6 - STOCKHOLDERS' EQUITY (Continued)

Options (Continued)
-------------------

A summary of the Company's stock option activity and related information follows:


                                                                       Weighted
                                                        Range of       Average
                                        Shares Under  Option Price     Exercise
                                           Option       Per Share       Price
                                         ----------   --------------   ---------

        Balance at December 31, 2000:    1,012,500    $0.71 - $5.00    $   1.61
           Granted                         375,000    $1.50 - $3.50    $   2.72
           Exercised                         -              -               -
           Cancelled                         -              -               -
                                         ----------   --------------   ---------
        Balance at September 30, 2001    1,387,500    $0.71 - $5.00    $   1.91
                                         ==========   ==============   =========

The weighted-average fair value of options granted during the nine months ended September 30, 2001 was $1.91.

In compliance with SFAS No. 123, the Company has elected to provide the pro forma disclosure of net income (loss) and earnings per share as if the fair value based method had been applied to the Company's financial statements due to the Company's continuation of its use of APB Opinion No. 25. As such, the Company's net loss and loss per share for the nine months ended September 30, 2001, adjusted to reflect pro forma amounts, are indicated below:

                                                          Nine Months Ended
                                                          September 30, 2001
                                                          ------------------

                Net loss:
                 As reported                                  $(6,946,507)
                 Pro forma                                    $(7,048,247)

                Basic and diluted loss per share:
                 As reported                                  $(.15)
                 Pro forma                                    $(.15)

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  6 - STOCKHOLDERS' EQUITY (Continued)

Options (Continued)
-------------------

The fair value of stock options and warrants granted in 2001 were estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions were:

                                                             September 30, 2001
                                                             ------------------
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
                Expected life                                    5 years

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:


               Options to purchase common stock                       1,387,500
               Warrants to purchase common stock                      2,653,000
               Convertible Debentures (assumed conversion at
                 September 30, 2001 market price and at largest
                 discount)                                            1,590,000
               Reserve for repricing provisions under common
                 stock purchase agreements assuming an August
                 1, 2001 price per share of $.45 (8,500,000
                 accrued as of September 30, 2001)                   20,000,000
                                                                    ------------
               Total as of September 30, 2001                        25,630,500
                                                                    ============
               Subsequent issuance after September 30, 2001
                 through November 14, 2001:

                   Warrants granted in connection with consulting
                      agreements                                        455,000
                                                                    ============

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  7  - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

New Consulting Agreements
-------------------------

During January 2001, the Company entered into a two-year agreement with an investment banking company for financial consulting services and advice pertaining to the Company's business affairs. The Company agreed to pay a consulting fee of $5,000 per month. In addition, the Company was to grant to the consulting company five-year warrants to purchase 600,000 shares of the Company's common stock of escalating prices starting at $1.00 per share, of which warrants to purchase 150,000 shares were to vest immediately. On March 30, 2001, the other party cancelled this agreement due to current market conditions. Accordingly, warrants to purchase 450,000 shares will not be issued.

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

On April 25, 2001, the Company entered into a financial and strategic consulting agreement with a consulting company, pursuant to which this entity will assist the Company in evaluating possibilities for improving capital structure and strategic alternatives. The Company agreed to pay $250,000, of which $124,999 was paid upon execution of the agreement and three installments of $41,667 each were paid monthly thereafter.

During June 2001, the Company entered into a six-month consulting agreement with a company for assisting road show presentation in Germany, introductions to subscription newsletters, television programs, etc. The Company agreed to pay $20,000 upon the signing of agreement and to issue consultants 120,000 shares of common stock for $120 subject to other conditions of performance under the contract.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  7  - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

New Consulting Agreements (Continued)
-------------------------------------

During July 2001, the Company entered into a one-year consulting agreement for services as the Company may require in connection with marketing of the technologies the Company acquired. The Company agreed to pay the consultant $25,000 in two equal installments. In addition, the Company is providing the consultant $12,500 monthly. The agreement is renewable annually for up to 5 years at the option of the Company.

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

New Technology Acquisition Agreement
------------------------------------

During July 2001, the Company entered into an acquisition agreement to acquire the rights to certain technologies for certain markets that are in-situ remote sensing of toxic and nuclear waste material. To evaluate these technologies, the Company relied on an evaluation performed and completed by a certified independent third party appraisal firm. In connection with this transaction, the Company issued 2,500,000 fully paid and non-accessible shares of its restricted common stock valued at $2,500,000.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  7  - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

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

Business Risks
--------------

The Company requires additional funds to commercialize its technologies and continue research and development efforts. Until the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology not yet completely developed or that, with respect to any technology that is fully developed, products incorporating the technology can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a development-stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  8  - SUBSEQUENT EVENT

On October 1, 2001, the Company entered into a month to month consulting agreement with a New York firm to provide financial planning assistance and act as a financial advisor to the Board. The Company agreed to pay a monthly retainer of $6,000 and issued a ten year warrant to purchase 100,000 shares of the company's common stock at an exercise price of $.34.

On October 2, 2001, the Company signed a commitment letter with a Bahamian company to invest $500,000 in the Company, by December 1, 2001, subject to the receipt of $1,000,000 in working capital from other source prior to that date by the Company.

On October 26, 2001, the Company engaged a New York law firm as its corporate counsel to provide legal services to include review of its filings with the SEC. For these legal services, the Company agreed to pay a monthly retainer fee and to issue to the law firm's affiliate a non-transferable warrant to purchase 75,000 shares of the company's common stock. The purchase price shall be $100. The exercise price shall be the lower of the price of its shares at the close of trading on AMEX the day this letter is signed or the price at the close of trading on AMEX on the day the warrant becomes exercisable. The warrant agreement shall contain standard cashless exercise and piggyback registration rights.

In November 2001, the Company entered into a consulting agreement with a Massachusetts Partnership to provide Internet consulting expertise to increase public awareness of the Company. The Company agreed to pay a one time fee of $17,500 in cash and issue a warrant to purchase 80,000 shares of common stock with an exercise price of $1.00 per share, a warrant to purchase 100,000 shares of common stock with an exercise price of $2.50 per share, and a warrant to purchase 100,000 shares of common stock with an exercise price of $5.00 per share.

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

         Certain information in this report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends the disclosure in these sections and throughout the Quarterly Report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the Company's use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

         Although the Company believes that its expectations that are expressed in these forward-looking statements are reasonable, the Company cannot promise that its expectations will turn out to be correct. The Company's actual results could be materially different from its expectations, due to a variety of factors, including the following:

         o We may not in fact be able to sell significant quantities or profitably commercialize EKOR(TM) or any of our other technologies. Expressions of interest from potential customers and ongoing negotiations may not result in actual agreements or generation of revenues in the time frame we envision, if at all.
         o We have a limited operating history and, therefore, little history on which to base any forecasts.
         o We have incurred substantial operating losses and risk never making any money.
         o Shareholders face substantial dilution of their equity ownership percentage if more of our convertible debentures are converted, if more of our outstanding options and warrants are exercised, or if more of the shares that we have issued during 2000 and 2001 are repriced or if we have to issue more shares to raise capital. The extent of potential dilution depends significantly on the market price of our outstanding shares and may cause significant dilution in the value of your investment.
         o There is a risk that the market will not accept any or many of our products and technologies.
         o We face unknown environmental liability risks, and we don't carry environmental liability insurance.
         o    Environmental regulation in various countries may prevent the cost-effective application of some or all of our technologies.
         o    We may be subject to significant competition and the existence or development of preferred technologies, which may keep us from selling our products and technologies at a profit or at all.
         o    Our proprietary technology and patents may not give us adequate protection, therefore others may be able to develop similar technologies or may not allow us to apply our technologies, either at all or without paying license fees.
         o We may run out of money before we begin to generate cash flow from operations and we may not be able to obtain needed financing.

         Forward-looking statements included in this Report speak only as of the date of this Report and we will not revise or update these statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

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

         In the following paragraphs, we will attempt to provide you with a picture of where we stand on the various technologies on which we are currently working. We described all but one of these technologies, in some detail, in Part I, Item 1 (Business) of our 2000 Annual Report on Form 10-K.

         One of the things we did in the first quarter was to group for management purposes most of our technologies other than EKOR(TM) in what we call our Advanced Performance Materials Division. The approach of this Division is to concentrate financial and human resources in the first instance on the commercialization of those technologies that we have determined offer the most immediate promise in terms of size of market and potential market acceptance. We comment below on the status of these technologies in accordance with our current order of priority. By the same token, in the second quarter we organized what we call our Nuclear and Environmental Technology Solutions (NETS) Division. NETS aims to acquire and implement technologies needed for global remediation and monitoring of contaminated areas, including management of hazardous materials, or for exploration of the environment in search of needed minerals or other resources. At this time, NETS includes only the EKOR(TM) family of products and the sub-surface remote sensing technologies, but it is expected in the future to include other technologies.

         We are not a subsidiary of another corporation, entity or other person. We do not have any subsidiaries except to the extent that Israeli start-up companies in which we have invested and in the equity of which we hold a greater than 50% equity interest, and an non-active U.S. company that we control, may be deemed to be subsidiaries.

EKOR(TM) - During 2000, we successfully completed the transfer of the technology to produce various commercial forms of EKOR(TM) to our California-based manufacturing partner. EKOR(TM) was developed jointly by scientists at I.V. Kurchatov Institute, Moscow (Kurchatov) and members of the Euro-Asian Geophysical Society (EAPS) as a family of materials designed for long-term isolation of hazardous and radioactive materials. As a silicon-based elastomer, EKOR(TM)'s adhesive properties allow it to stick to a wide variety of wet or dry surfaces and materials. When applied, EKOR(TM) materials surround and "glue down" nuclear or hazardous debris ranging from fine dust to broken fuel rods and, in combination with their fire-resistant and water-proof properties, prevent such debris from migrating by water or as air-borne particles by providing a seal against the transport of radioactive particles and water-soluble radio nuclides.We expected to expend in 2001 approximately $1,800,000 on consulting fees, testing, application procedures, and equipment development, dedicated staff resources, and other expenses related to the marketing of EKOR(TM) products, of which we spent about $1,204,000 in the first nine months. In the second quarter of 2001, we performed bench-scale tests at three Department of Energy (DOE) sites and received one order ($7,500) for a full demonstration at a facility being remediated by DOE in Ohio. For EKORTM in the third quarter we performed full-scale demonstrations on non-contaminated materials at the Savannah River Site in South Carolina (paid for by Westinghouse Savannah River Company), the Battelle Laboratory in Columbus, Ohio (paid for by

Battelle Memorial Institute) and in Santa Barbara, California for personnel from Rocky Flats Environmental Technology Site (near Denver, Colorado). All demonstrations highlighted the ability of EKOR(TM) to coat a wide variety of materials successfully. These demonstrations provided feedback that enabled the Company to enhance existing formulations resulting in more efficient application systems and a user-friendly product. These enhanced formulations were delivered to the market in October. In August, Eurotech, in cooperation with COGEMA Engineering Corporation, presented a proposal to DOE's Office of River Protection at Richland, Washington, to evaluate EKORTM as an alternate tank waste stabilization technology; talks are ongoing with DOE and their prime contractor on how the evaluation will be performed. In August, Eurotech signed an agreement with Waste Control Specialists LLC (WCS) to evaluate the use of EKORTM on waste streams being processed by WCS. Testing was performed in October on several waste streams, and commercial strategies are being developed to focus on opportunities to macroencapsulate waste shipments from DOE starting in December 2001. EKORTM was selected as a participant in the Large Scale Demonstration & Deployment Project (LSDDP) being funded by the DOE at the Idaho National Engineering & Environmental Laboratory (INEEL). This project is planned to begin in December 2001, and we are projecting drum-quantity sales. The response to the capabilities of EKOR(TM) products has been extremely positive and negotiations are in progress for project usage at a number of DOE sites. The company has submitted numerous bid proposals to the DOE that we expect to generate revenues in the fourth quarter of 2001.

HNIPU (Hybrid Non-Isocyanate Polyurethane) - In 1998, we purchased the HNIPU technology concept from the inventor, Dr. Oleg Figovsky. HNIPU is intended to be incorporated in commercial coatings, paints, adhesives, and foams as a replacement for conventional polyurethane binders. Research, development, and sample production activities have been performed by Chemonol, Ltd. an Israeli start-up company in which Eurotech holds majority ownership and to which Eurotech has funded these directed activities. A U.S. based international paint and coating company with annual revenue in excess of $2 billion and in the top ten (10) of global paint and coating producers has notified Eurotech of its interest in licensing worldwide exclusive rights for HNIPU use in its paint and coating products. These offers have been consolidated, and we have entered into formal negotiations with this company. A U.S.-based paint and coatings company ranked in the top 100 of North American producers has expressed interest in and requested rights to HNIPU for specific market segments and is interactively evaluating samples provided by Eurotech. Two multi-national companies in the personal care business had requested a linear variant of HNIPU. We are currently negotiating an agreement with one company for its evaluation and consideration of linear HNIPU. Recently, we achieved a major milestone with the production of HNIPU rigid foam. At our direction, Chemonol prepared samples that have been submitted to a west coast aerospace manufacturer for analysis in lightweight structural applications. This firm has completed its preliminary analysis, which has provided data useful data on product refinement and market needs. We have received a proposed joint research and development (R&D) and licensing agreement from a European company dominant in its field for worldwide exclusive rights to HNIPU foam for its specific market segment. The agreement provides for an initial period of joint R&D to tailor the foam to its unique product specifications with subsequent exclusive rights to its market segment. We have entered into negotiations with this company. Current marketing of the varied forms of HNIPU has been focused on and consistent with Eurotech's strategic goal of licensing HNIPU technology for the purpose of receiving licensing fees and generating royalty revenue.

FIRESIL(TM) (Intumescent Fire-Stop Coating) - We have transferred this technology to a U.S.-based toll manufacturer and have produced Firesil successfully in the U.S. We have concluded that the product is cost-competitive with known alternatives. We have filed for the trademark FIRESIL(TM) and have initiated patent activity on interior and exterior formulations. The interior and exterior forms were subjected to the American Society for Testing and Material (ASTM) E-84 fire test by an accredited lab. Both passed with excellent results achieving Class A results. We are actively seeking licensing partners or buyers for this technology.

RAD-XTM (Radioactive Contamination Fixative) - During the third quarter of 2001, we successfully developed a water-based compound engineered to fix radioactive contaminants on a variety of surfaces. This development was undertaken in response to an identified industry need and in consultation with potential end users. Rad-XTM properties include excellent thermal stability, superior fire resistance and good adhesion to materials. We believe that Rad-XTM has a significant advantage over competing products in that it is not subject to "peel back" during decontamination and decommissioning (D&D) activities. In September, we received an initial order to deliver a limited quantity to Kaiser-Hill LLC, the company overseeing the remediation of the Rocky Flats Environmental Technology Site (RFETS). RFETS is a DOE facility formerly used for the production of key nuclear materials for the U.S. weapons program. We are waiting for formal feedback regarding its analysis and test program using Rad-XTM material. Meanwhile, several other DOE sites have expressed strong interest in Rad-XTM, and we are in active discussions with these sites to further develop, test and commercialize Rad-XTM for the nuclear market and as an addition to the family of solutions offered through our NETS division.

SORBTECH SB-1 (High Capacity Adsorbent) - Sorbtech, Ltd., another of the Israeli start-up companies in which we have invested, has completed the development of this high capacity sorbent for petroleum products. We have located an Eastern European, low-cost manufacturer of the extremely fine basalt fibers which, when processed with Sorbtech's proprietary thermal vacuum chemical treatment, produces this adsorbent material with sorbtive capacity significantly greater than current polypropylene sorbents on the market. Since the end of 2000, we have engaged an internationally respected authority in the oil spill remediation industry to design and implement a comprehensive testing program. The results of this test campaign indicated that Sorbtech SB-1, when properly used, presents no health hazards, is landfill disposable in virgin form, evidences superior sorbtive capability and may be legally sold in all 50 states. These tests and a minor amount of other costs added up to $45,000. To achieve the necessary production, we may need to form a joint venture with a manufacturer that would be interested in installing a dedicated production line with the capability to product the unique basalt fiber necessary for Sorbtech SB-1. At this time, our efforts to market Sorbtech are at a low level.

SPCE (Sulfochlorinated Polyethylene Coatings) - During 2001 to date, we have paid $30,000 of a committed $60,000 initial investment in Corpem, Ltd., a new Israeli start-up currently housed in the Ofek La'Oleh Jesre'el Valley Initiative Center under the Israeli incubator program, for which we will receive 20% of the equity of Corpem. Corpem will investigate the feasibility of water-based suspensions utilizing innovative cross-linking agents, which would result in non-toxic environmentally friendly, highly stable, crack resistant coatings for concrete, metal or rubber.

SUB-SURFACE REMOTE SENSING TECHNOLOGIES - On September 25, 2001, we acquired from Trylon Metrics Inc. the worldwide rights to patented remote sensing technologies, Electromagnetic Radiography(TM) and Acoustic Core(TM), for 2,500,000 shares of our common stock. We believe that this acquisition will enhance our ability to market EKOR(TM) products. We can now offer integrated environmental remediation products, and assessment and monitoring services throughout the life cycle of nuclear remediation and hazardous waste cleanup projects. Electromagnetic Radiography(TM) and Acoustic Core(TM) technologies provide 3D images of subsurface contaminants with a high degree of discrimination and precision. We believe these technologies offer large area coverage at high resolution and are significantly more cost effective than monitoring methods currently used for environmental assessments. In addition to the complementary benefits of these technologies for EKOR(TM) products, Acoustic Core(TM) was demonstrated to the U.S. Customs Service as capable of detecting plastic explosives. Research, which began in 1997 in collaboration with Battelle Memorial Institute, successfully tested Acoustic Core(TM) as capable of detecting C4 plastic explosives located within containers by non-intrusive methods; we believe markets for this technology exist in the security sector of our economy. The technologies have been proposed for use to the DOE as follow on Phase 2 work to be conducted at Hanford. There have also been proposals forwarded for oil exploration related activities. Three patent filings have been executed, which address use of the technology in the area of marine geophysical exploration for oil and natural gas. Two large dredging and marine environmental projects based in the US have been forwarded technical and pricing proposals for use of the technology in identification of marine sediment contaminants. The United States government General Accounting Office has identified one of these technologies for future use in continuing government research for detection and classification of land mines.

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

CRYPTO.COM, INC. - During the first nine months of 2001, we spent $265,000 on continued development and evaluation of the technology proposed to be commercialized by this U.S. subsidiary.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

         For the nine months ended September 30, 2001 we recognized $10,000 in revenue from operations. This was from our demonstrations of EKOR(TM) and Firesil(TM) Products. For the nine months ended September 30, 2000 we had $350,000 of revenue from our completion of our sale of the TetraPak and Re-sealable Can Technologies to Advanced Technology Industries, Inc. (ATI, formerly the Kurchatov Research Holdings, Ltd.) pursuant to an agreement we entered into in 1999.

         For the nine months ended September 30, 2000 and 2001, we incurred operating losses of $7,362,000 and $6,844,000 respectively. The losses are principally due to expenses incurred in the development of our technologies, consulting costs, general and administrative expenses, and the lack of revenues. The smaller loss in the 2001 period resulted principally from a reduction in research and development expenditures.

         Research and development expenses decreased by $1,938,000 from $3,807,000 for the nine months ended September 30, 2000 to $1,869,000 for the nine months ended September 31, 2001, of which $1,207,000 in each period was for the amortization of acquired EKOR(TM) technology rights. During the first three quarters of 2001, we spent $310,000 on further EKOR(TM) development and $352,000 on development of other technologies.

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

         Consulting expenses increased by $1,137,000 from $683,000 for the nine months ended September 30, 2000 to $1,820,000 for the nine months ended September 30, 2001. The increase in consulting expense resulted principally from an increase in the number of consultants working in the EKOR(TM) business development area.

          Other general and administrative expenses increased by $655,000 from $2,127,000 for the nine months ended September 30, 2000, to $2,782,000 for the nine months ended September 30, 2001. The increase is attributable principally to increases in rent and office expenses, to our opening a new office in Hanford, WA, to increased legal fees, and to an increase in the number of salaried employees at our Fairfax, VA headquarters.

         In other expenses and income, interest expense of $114,000 for the nine months ended September 30, 2000, decreased to $102,000 for the nine months ended September 30, 2001. This decrease was due principally to the conversion of $2,160,000 principal amount and the repayment in cash of $500,000 principal amount of previously outstanding convertible debentures. We also recognized some rental income from a sublease of a portion of our headquarters space in Fairfax, VA.

         We continue to believe that we will begin to earn revenues in 2001, but such revenues, if recognized, will likely be offset to a considerable extent by expenses incurred by us in our continuing efforts to commercialize, sell and market our technologies, as well as the amortization of intangible assets.

THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. THE THREE MONTHS ENDED SEPTEMBER 30, 2000

         For the three months ended September 30, 2001 we recognized $10,000 in revenue from operations. This was from our demonstrations of EKOR(TM) and Firesil(TM) Products. For the three months ended September 30, 2000 we had $350,000 of revenue from our completion of our sale of the TetraPak and Re-sealable Can Technologies to Advanced Technology Industries, Inc. (ATI, formerly the Kurchatov Research Holdings, Ltd.) pursuant to an agreement we entered into in 1999.

         For the three months ended September 30, 2000 and 2001, we incurred operating losses of $2,065,000 and $2,420,000, respectively. The losses are principally due to expenses incurred in the acquisition and development of our technologies, consulting costs, general and administrative expenses, amortization expense and the lack of revenues.

         Research and development expenses decreased by $679,000 from $1,375,000 for the three months ended September 30, 2000 to $696,000 for the three months ended September 30, 2001. Investments in our Israeli technology companies decreased from $375,000 for the three months ended September 30, 2000 to $33,000 for the three months ended September 30, 2001, although we spent $150,000 on other expenses related to our investments in Israeli technology companies.

         Consulting expenses increased from $219,000 for the three months ended September 30, 2000 to $637,000 for the three months ended September 30, 2001. The increase in consulting expense resulted principally from an increase in the number of consultants working in the EKOR(TM) business development area.

         Other general and administrative expenses increased from $717,000 for the three months ended September 30, 2000, to $1,007,000 for the three months ended September 30, 2001. The increase is attributable principally to increases in accounting services, SEC related filings expenses, patents and trademark expenses, rent and office expenses, board related fees, and legal fees.

         Interest income decreased from $115,000 for the three months ended September 30, 2000 to $20,000, mostly because of lower interest income as a result of declining cash balances. Interest expense decreased from $100,000 for the three months ended September 30, 2000 to $75,000 for the three months ended September 30, 2001. This decrease was due principally to the conversion of $2,160,000 principal amount, and the repayment in cash of $500,000 principal amount, of previously outstanding convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF WORKING CAPITAL AND STOCKHOLDER'S EQUITY

         As of September 30, 2001, we had negative working capital of ($2,281,000) and stockholders' equity of $5,677,000 compared with working capital of $88,000 and stockholders' equity of $7,169,000 as of September 30, 2000. Stockholders equity declined mainly for two reasons. First, our operating losses increased due primarily to the fact that we increased the number of consultants working in the EKOR(TM) business development area and in the financial consulting area. Second, we were unable to obtain infusions of additional capital in amounts sufficient to fund our operating losses and our other uses of cash described in our financial statements and otherwise discussed below or in our Annual Report.

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

         o $2,832,000, from the issuance on December 31, 1999 of 1,882,353 shares and of a warrant to buy an additional 200,000 shares of our common stock to Woodward LLC;

         o $6,000,000 from the issuance on March 2, 2000 of 1,200,000 shares of our common stock to Woodward LLC;

         o $9,500,000 (later increased to $10,687,500) from the issuance on April 25, 2000 of 2,000,000 shares and of a warrant to buy an additional 500,000 shares of our common stock to Woodward LLC;

         o $2,840,000 from the issuance as of March 30, 2001 of 1,333,333 shares of our common stock to Woodward LLC; and

         o $972,400 from the issuance as of September 6, 2001 of 3,000,000 shares of our common stock to five (5) individuals and one corporation.

         In the meantime, we are in the final stages of negotiating a financing with another investor the payment by that investor of $2,500,000 ($2,375,000 net of expenses) for the issuance to that investor of 5,000,000 shares of our common stock, subject to repricing. However, there can be no assurance that this financing will close timely, or ever.

REPRICING PROVISIONS, CONVERSION OF DEBENTURES AND WARRRANTS, AND EXERCISE OF OPTIONS

         Holders of our common shares are subject to the risk of additional and substantial dilution due to the repricing provisions in our several agreements with Woodward LLC and our contemplated agreement with last above-mentioned investor. The agreements pursuant to which we raised, net proceeds of $6,000,000, $10,687,500 and $2,840,000 from Woodward LLC in March and April 2000 and March 2001 were modified in February of 2001, modified in May of 2001, and again modified as of September 17, 2001. All three of these agreements, as modified by the modification agreements, as well as a contemplated agreement pursuant to which we expect to raise, net proceeds of $2,375,000, contain and will contain repricing provisions that require us to issue additional shares in the proportion to which the outstanding shares of our common stock trade during specified time periods at prices below the $3.76 target price specified in the respective agreements as modified to date.

         As of the date on which this report is filed, we have already issued to Woodward LLC an aggregate of 4,372,934 additional shares based on the applicable repricing provisions. For the last two Woodward LLC financings there remain eight monthly repricing periods beginning in January 2002. Because the repricing is based on the $3.76 target price compared to actual market prices of shares, it is impossible to predict exactly how many more shares we will need to issue to Woodward LLC.

         We have calculated some hypothetical examples of potential dilution, taking into account the combined impact of the repricing provisions for the Woodward LLC shares, the shares issuable on conversion of debentures and the shares issuable on the exercise of warrants or options, but not any shares that might be issuable pursuant to the repricing provisions in the contemplated agreement referred to above. On November 13, 2001, the closing price on the American Stock Exchange was thirty-six cents ($.36). Assuming an average market price of $3.00 per share for the eight remaining monthly repricings, we would need to issue by the end of August 2002 a total of 4,716,571 shares or 8.34% of the aggregate number of shares that would then be outstanding shares. Assuming an average market price of $2.00 per share for the eight remaining monthly repricings, we would need to issue by the end of August 2002 a total of 5,858,000 shares, or 10.16% of the aggregate number of hypothetically then outstanding shares. Assuming an average market price of $1.00 per share for the eight remaining monthly repricings, we would need to issue by the end of August 2002 a total of 9,248,000 shares, or 15.15% of the aggregate number of hypothetically then outstanding shares. Assuming an average market price of $0.45 per share for the eight remaining monthly repricings, we would need to issue by the end of August 2000 a total of 22,066,667 shares, or 30.7% of the aggregate number of hypothetically then outstanding shares.

CONVERTIBLE DEBENTURES

         During the years ended December 31, 1999, debenture holders converted $410,000 of principal and $161,788 of accrued interest into 1,204,665 shares of common stock.

         During the year ended December 31, 2000, the obligation under convertible debentures totaling $902,276 was satisfied for cash payment of $451,138 and issuance of 289,655 shares of common stock valued at $451,138. Also, during that year, the obligation under convertible debentures dated July 1998 of $900,000, plus accrued interest of $123,600, was satisfied by the issuance of 965,661 shares of common stock.

         During the year ended December 31, 2000, the obligation under convertible debentures dated November 1997 of $2,160,000, plus accrued interest of $117,120, was satisfied by the issuance of 827,412 shares of common stock.

         We paid in cash, after maturity, the remaining $500,000 principal amount of the November 1997 convertible debenture, together with accrued interest of $43,000 in the first quarter of 2001.

         The remaining $3,000,000 principal amount of debentures, the maturity of which has been extended to February 2002, may be converted by the holder into shares of our common stock at a conversion rate capped at $2.00 or at our election based on the market price of our outstanding shares at the time of conversion. Based on the last sale price of our common stock at July 31, 2001, the debentures' principal and accrued, but unpaid, interest currently outstanding could be converted by us into approximately 9.2 million shares of our common stock. At the time of filing of this report, there is not sufficient cash at hand to pay for the debentures at maturity. We are negotiating with the holder of the debentures for an extension of the due date, which is among several alternatives that we have proposed.

WARRANTS AND OPTIONS

         We have outstanding warrants and options, held by directors, officers, consultants, and financing sources, to purchase an aggregate of 4,040,500 shares of our common stock at exercise prices ranging from $5.00 down to $0.70 per share. If all of these warrants and options were exercised, we would realize proceeds of about $9,350,000.

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

TREASURY STOCK

         During 2000, we expended a total of $8,477,721 to repurchase 3,531,976 previously issued shares of common stock, of which we spent $4,350,000 to buy 2,500,000 shares in the private transactions described further in our Annual Report and the balance of which we spent to buy 1,131,976 shares in the market.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

         The Company does not have any derivative financial instruments as of March 31, 2001. The Company's interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on the Company's cash equivalents. The Company's long-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. To mitigate the impact of fluctuations in interest rates, the Company generally enters into fixed rate investing and borrowing arrangements. As a result, the Company believes that the market risk arising from holding of its financial instruments is not material.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         As a consequence of the terrorist attacks in New York City and Washington, D.C. and subsequent bioterrorist incidents and ongoing terrorist threats, we sought and received approval from the American Stock Exchange to postpone the Annual Meeting of shareholders that was scheduled for November 30, 2001. This meeting for the purpose of electing directors and conducting other business, has been rescheduled for March 29, 2002. The Board of Directors has set the record date for this meeting as February 8, 2002. This information was reported to SEC on a Form 8-K on November 13, 2001. Shareholder proposals for inclusion in the proxy statement for this meeting must be submitted to the Secretary, Eurotech, Ltd., 10306 Eaton Place, Suite 220, Fairfax, VA 22030, by January 7, 2002.

Item 6.  Exhibits and Reports on Form 8-K

         (a) The Exhibits listed in the attached Exhibit Index are filed herewith or incorporated herein by reference, as indicated in therein.

         (b) Reports on Form 8-K. We did not file any reports on Form 8-K during the third quarter 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2001                   EUROTECH, LTD.,



                                      By  /s/ Don V. Hahnfeldt
                                          --------------------------------------
                                          Don V. Hahnfeldt
                                          President and Chief Executive Officer


                                          /s/ Jon W. Dowie
                                          --------------------------------------
                                          Jon W. Dowie
                                          Chief Financial Officer

                                 EUROTECH, LTD.
                                  EXHIBIT INDEX

                                                                                             Location
Exhibit No.                                Description                                       Reference
-----------                                -----------                                       ---------
2.1              Technology Transfer Agreement dated July 13, 2001, between Eurotech,
                 Ltd., and Trylon Metrics, Inc.,                                                15

3.1.1            Articles of Incorporation of Eurotech, Ltd. and amendment thereto               1

3.1.2            Articles of Amendment adopted June 20, 2000 and corresponding
                 Certificate of Amendment dated June 21, 2000                                   10

3.2.1            Bylaws of Eurotech Ltd.                                                         1

3.2.2            Amendment to Bylaws adopted February 23, 2000 to fix the
                 number of directors at 5.                                                       9

4.1              Form of Common Stock certificate                                                1

10.1.1           License Agreement dated September 6, 1996 between Euro-Asian Physical
                 Society and ERBC Holding, Ltd.                                                  1

10.1.2           Sub-License Agreement dated September 16, 1996 between ERBC Holding,
                 Ltd. and Eurotech, Ltd.                                                         1

10.1.2.1         EKOR Agreement dated as of May 15, 2000 between Euro-Asian Physical
                 Society and Eurotech, Ltd. Modifying the EKOR license                          12

10.1.3           Agreement dated January 28, 1997 between Eurotech, Ltd. and Kurchatov
                 Research Holdings, Ltd.                                                         1

10.1.4           Memorandum of Intent among Chernobyl Nuclear Power Plant, I. V.
                 Kurchatov Institute, Ukrstroj and Eurotech, Ltd.                                1

10.1.5           Agreement dated December 6, 1996 between Ukrstroj and Chernobyl Nuclear
                 Power Plant                                                                     1

10.1.6           Agreement dated December 11, 1996 among Ukrstroj, Eurotech, Ltd. and
                 Euro-Asian Physical Society                                                     1

10.2.1           Technology Purchase Agreement between Eurotech, Ltd. and Oleg L. Figovsky       2

10.2.2           Technology Purchase Agreement between Eurotech, Ltd. and Oleg L. Figovsky       2

10.2.3           Technology Purchase Agreement between the Company and Oleg L. Figovsky          2

10.2.4           Agreement dated February 27, 2000 between Eurotech, Ltd. and Oleg L.
                 Figovsky (acquisition of the rights to 49% of net profits)                      8

10.3             Preliminary EKOR (Component A)/Block Copolymer manufacturing licensing
                 agreement between Eurotech, Ltd. and NuSil Technology                           9



10.4.1           Agency Contract dated May 19, 2000 between Eurotech, Ltd. and McPhee
                 Environmental Supply                                                           10

10.4.2           McPhee Environmental Supply Cancellation dated March 14, 2001                  12

10.5.1           Share Purchase Agreement dated June 29, 2000 between Zohar Gendler and
                 Eurotech, Ltd. (Rademate Ltd.)                                                 10

10.5.2           Share Purchase Agreement dated June 29, 2000 between Technion
                 Entrepreneurial Incubator Co., Ltd. and Eurotech, Ltd. (Rademate Ltd.)         10

10.5.3           Share purchase agreement date July 23, 2000 between Sorbtech Ltd. and
                 Eurotech, Ltd.                                                                 10

10.5.4           Investment Agreement entered into in May, 2000 between Amsil, Ltd. and
                 Eurotech, Ltd.                                                                 10

10.6.1           Form of Agreement among Eurotech, Ltd., V. Rosenband and C. Sokolinsky,
                 and Ofek Le-Oleh Foundation                                                     2

10.6.2           Equity Sharing Agreement between the Company, V. Rosenband and C.
                 Sokolinsky                                                                      2

10.6.3           Voting Agreement among Eurotech, Ltd., V. Rosenband and C. Sokolinsky
                                                                                                 2

10.7.1           Investment Agreement between Eurotech, Ltd. and Chemonol, Ltd.                  2

10.7.2           Equity Sharing Agreement between the Company and Leonid Shapovalov              2


10.7.3           Voting Agreement between Eurotech, Ltd. and Leonid Shapovalov                   2

10.8.1           Agreement between Eurotech, Ltd. and Separator, Ltd.                            2

10.8.2           Equity Sharing Agreement between Eurotech, Ltd. and Efim Broide                 2

10.8.3           Voting Agreement between Eurotech, Ltd. and Efim Broide                         2

10.9.1           Form of Agreement among Eurotech, Ltd., Ofek Le-Oleh Foundation and Y.
                 Kopit                                                                           2

10.9.2           Equity Sharing Agreement among Eurotech, Ltd., Y. Kopit and V. Rosenband        2


10.9.3           Voting Agreement among Eurotech, Ltd., Y. Kopit and V. Rosenband                2

10.10            Form of License Agreement between the Company and ERBC Holdings, Ltd.           2

10.11.1          Cooperation Agreement between Eurotech, Ltd. and Forschungszentrum
                 Julich GmbH                                                                     2

10.11.2          Agreement among Eurotech, Ltd., Forschungszentrum Julich and two other
                 entities for the testing of EKOR in Germany                                     7


10.11.3          Letters of cancellation of German EKOR testing agreement                       12

10.12.1          Convertible Debenture Purchase Agreement among Eurotech, Ltd., JNC
                 Opportunity Fund, Ltd. and Diversified Strategies Fund, L.P.                    2

10.12.2          Escrow Agreement among Eurotech, Ltd., JNC Opportunity Fund, Ltd. and
                 Diversified Strategies Fund, L.P. and Robinson, Silverman, Pearce,
                 Aronsohn & Berman, LLP                                                          2

10. 2.3          Registration rights Agreement among Eurotech, Ltd., JNC Opportunity
                 Fund, Ltd. and Diversified Strategies Fund, L.P.                                2

10.12.4          Form of 8% Convertible Debenture Due November 27, 2000 issued by
                 Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                                    2

10.12.5          Form of 8% Convertible Debenture Due November 27, 2000 issued by
                 Eurotech, Ltd. to Diversified Strategies Fund, L.P.                             2

10.12.6          Warrant No. 1 issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.            2

10.12.7          Warrant No. 2 issued by Eurotech, Ltd. to Diversified Strategies Fund,
                 L.P.                                                                            2

10.12.8          Warrant No. 3 issued by Eurotech, Ltd. to Diversified Strategies Fund,
                 L.P.                                                                            2

10.13.1          Convertible Debenture Purchase Agreement between Eurotech, Ltd. and JNC
                 Opportunity Fund, Ltd.                                                          2

10.13.2          Escrow Agreement among Eurotech, Ltd., JNC Opportunity Fund, Ltd. and
                 Robinson, Silverman, Pearce, Aronsohn and Berman, LLP                           2

10.13.3          Registration Rights Agreement between Eurotech, Ltd. and JNC Opportunity
                 Fund Ltd.                                                                       2

10.13.4          Form of 8% Convertible Debenture Due February 23, 2001 issued by
                 Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                                    2

10.13.5          Warrant No. 3 issued by Eurotech, Ltd. to JNC Opportunity Fund Ltd.             2

10.14.1          Debenture Purchase Agreement between Eurotech, Ltd and JNC Strategic
                 Fund Ltd.                                                                       2

10.14.2          Form of 8% Convertible Debenture No.1 Due July 20, 2001 issued by
                 Eurotech, Ltd. to JNC Strategic Fund Ltd.                                       3

10.14.3          Form of 8% Convertible Debenture No.2 Due February 23, 2001 issued by
                 Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                                    3

10.14.4          Warrant No. 4 issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.               3

10.14.5          Registration Rights Agreement issued by Eurotech, Ltd. to JNC Strategic
                 Fund Ltd.                                                                       3

10.14.6          Amended and Revised 8% Convertible Debenture No.1 Due February 23,
                 2001issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                      3

10.14.7          Amended and Revised 8% Convertible Debenture No.2 Due July 20, 2001
                 issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.                             3

10.14.8          Amended and Revised 8% Convertible Debenture No.13 Due November 27, 2000
                 issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                          3

10.14.9          Amended and Revised 8% Convertible Debenture No.14 due November 27, 2000
                 issued by Eurotech, Ltd. to Diversified Strategies Fund, L.P.                   3

10.14.10         Agreement dated February 25, 2000 regarding conversion price                    8

10.14.11         Agreement dated February 21, 2001 regarding extension of maturity              12

10.15.1          Agreement between Eurotech, Ltd. and David Wilkes                               3

10.15.2          Secured Promissory Note issued by Eurotech, Ltd. to JNC Strategic Fund
                 Ltd.                                                                            3

10.15.3          Secured Promissory Note issued by Eurotech, Ltd. to David Wilkes                3

10.15.4          Secured Promissory Note issued by Eurotech, Ltd. to David Wilkes                3

10.15.5          Escrow Agreement among the Company, JNC Strategic Fund Ltd. and Encore
                 Capital Management, L.L.C.                                                      3

10.15.6          Security Agreement by Eurotech, Ltd. in favor of JNC Strategic Fund Ltd.
                 and David Wilkes                                                                3

10.15.7          Warrant issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.                     3

10.15.8          Warrant issued by the Company to David Wilkes                                   4

10.15.9          Form of 8% Convertible Debenture Due Three Years from Original Issue
                 Date issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.                        4

10.15.10         Employment Agreement between Eurotech, Ltd. and Frank Fawcett                   4

10.15.10         Disengagement Agreement between Eurotech, Ltd. and Frank Fawcett                7

10.16.1          Employment Agreement between Eurotech, Ltd. and Don V. Hahnfeldt                4

10.16.2          Revised employment agreement between Eurotech, Ltd. and Don V. Hahnfeldt        7

10.17            Agreement dated September 9, 1999 between Eurotech, Ltd. and Peter Gulko        5
                 (acquisition of KRHL shares)

10.18.1          Agreement dated as of November 30, 1999 between Eurotech, Ltd. and
                 Kurchatov Research Holdings, Ltd.                                               7

10.18.2          Agreement dated June 20, 2000 between Eurotech, Ltd. and Advanced
                 Technology Industries, Inc. (formerly Kurchatov Research Holdings, Ltd.)       10

10.19            Agreement dated as of December 15, 1999 between Eurotech, Ltd. and
                 Spinneret Financial Systems, Inc.                                               7

10.20.1          Common Stock Purchase Agreement dated December 31, 1999 between
                 Eurotech, Ltd. and Woodward LLC                                                 7

10.20.2          Warrant issued by Eurotech, Ltd. to Woodward LLC on December 31, 1999           7


10.20.3          Registration Rights Agreement dated December 31, 1999 between Eurotech,
                 Ltd. and Woodward LLC                                                           7

10.20.4          Commitment Agreement ($22,000,000) between Eurotech, Ltd. and Woodward
                 LLC                                                                             7

10.20.5          Escrow Agreement dated December 31, 1999 among Eurotech, Ltd., Woodward
                 LLC and Krieger & Prager                                                        7

10.20.6          Common Stock Purchase Agreement dated as of March 1, 2000 between
                 Eurotech, Ltd. and Woodward LLC                                                 9

10.20.7          Common Stock Purchase Agreement dated as of April 24, 2000 between
                 Eurotech, Ltd. and Woodward LLC                                                10

10.20.8          Registration Rights Agreement dated as of April 24, 2000 between
                 Eurotech, Ltd. and Woodward LLC                                                10

10.20.9          Warrant issued by Eurotech, Ltd. to Woodward LLC on June 22, 2000              10

10.20.10         Amendment Agreement dated June 29, 2000 between Eurotech, Ltd. and
                 Woodward LLC, amending April 24, 2000 Common Stock Purchase Agreement and Registration Rights Agreement and December 31, 2000 Commitment
                 Agreement                                                                      10

10.20.11         Amendment Agreement dated September 28, 2000 between Eurotech, Ltd. and
                 Woodward LLC, amending March 1, 2000 Common Stock Purchase Agreement           11


10.20.12         Modification Agreement dated as of February 28, 2001, amending March 1
                 and April 24, 2000 Common Stock Purchase Agreements                            12

10.20.13         Common Stock Purchase Agreement as of March 30, 2001 between Eurotech,
                 Ltd. and Woodward LLC                                                          13

10.20.14         Registration Rights Agreement dated as of March 30, 2001 between
                 Eurotech, Ltd. and Woodward LLC                                                13

10.20.15         Modification Agreement dated as of May 18, 2001, amending
                 March 1, 2000, April 24, 2000, and March 30, 2001 Common
                 Stock Purchase Agreements                                                      14

10.21            Technology Acquisition and Development Agreement related to Cypto.Com,
                 Inc.                                                                            9

10.22.1          Investment Banking Consulting Agreement dated January 15, 2001 between
                 Eurotech, Ltd. and Adolph Komorsky Investments, together with addendum
                 thereto                                                                        12

10.22.2          Cancellation of Investment Banking Consulting Agreement dated March 30,
                 2001 between Eurotech, Ltd. and Adolph Komorsky Investments                    13

10.23.1          Consulting Agreement as of January 18, 2001 between Eurotech, Ltd. and
                 Davis Manafort, Inc.                                                           13

10.23.2          Second Consulting Agreement dated April 25, 2001 between Eurotech, Ltd.
                 and Davis Manafort, Inc.                                                       13

10.24            Consulting Agreement dated April 25, 2001 between Eurotech, Ltd. and
                 Harborstone Financial Group, Inc.                                              13

10.25            Consulting Agreement dated March 23, 2001 between Eurotech, Ltd. and
                 Robert Tarini/ip Partners                                                      13

10.26            Consulting Agreement dated October 22, 2001 between Eurotech, Ltd. and
                 Race Rock Design Partners                                                       *

99.1             News Release - EUROTECH, Ltd. Acquires Sub-Surface Remote Sensing
                 Technology Trylon Metrics 3D Electromagnetic Radiography(TM) and
                 Acoustic Core(TM) Technologies Complement Eurotech's EKORT Nuclear
                 Remediation Product                                                            15

99.2             Investment Agreement dated October 2, 2001 between Eurotech, Ltd. and
                 Jenks & Kirkland, Ltd                                                          16

99.3             Letter to Shareholders from Chairman and President/CEO dated
                 November 9, 2001                                                               17

99.4             Press Release, dated November 12, 2001                                         17

99.5             Update Letter to Shareholders from Chairman, dated November 12, 2001           17


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

6 Incorporated by reference to such Exhibit filed with our current report on Form 8-K as of November 30, 1999, on file with the Commission

7 Incorporated by reference to such Exhibit filed with Post-Effective Amendment No. 2 to our registration statement on Form S-1, File No. 333-26673, on file with the Commission

8 Incorporated by reference to such Exhibit filed with our annual report on Form 10-K for the year ended December 31, 1999, on file with the Commission

9 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended March 31, 2000, on file with the Commission

10 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended June 30, 2000, on file with the Commission

11 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended September 30, 2000, on file with the Commission

12 Incorporated by reference to such Exhibit filed with our annual report on Form 10-K for the year ended December 31, 2000, on file with the Commission

13 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended March 31, 2001, on file with the Commission

14 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended June 30, 2001, on file with the Commission

15 Incorporated by reference to such Exhibit filed on Form 8-K as of October 5, 2001, on file with the Commission

16 Incorporated by reference to such Exhibit filed on Form 8-K as of October 11, 2001, on file with the Commission

17 Incorporated by reference to such Exhibit filed on Form 8-K as of November 13, 2001, on file with the Commission