Form 10-K
period 2001-12-31
EUROTECH LTD
filed 2002-03-08
CIK 1033030

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended:  December 31, 2001
                                    -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

                        Commission file number: 000-22129
                                                ---------

                                 Eurotech, Ltd.
                                 --------------
             (Exact Name of Registrant as Specified in Its Charter)

      District of Columbia                             33-0662435
      --------------------                             ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

             10306 Eaton Place, Suite 220, Fairfax, Virginia   22030
            ---------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

                                 (703) 352-4399
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                         Name of Exchange on Which Registered
-------------------                         ------------------------------------

Common Stock, $.00025 par value             American Stock Exchange
-------------------------------             -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No ___
    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting and non-voting common equity held by the non-affiliates of the registrant. The aggregate market value shall be computed by reference to the equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

         As of close of business on Wednesday, March 6, 2002: $28,884,948

         NOTE. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

THE INFORMATION REQUIRED BY PART III OF THIS FORM 10-K IS INCORPORATED BY REFERENCE TO OUR PROXY STATEMENT ON SCHEDULE 14A FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MARCH 29, 2002.

                                TABLE OF CONTENTS

                                     PART I
                                                                     Page Number
Item 1.   Business                                                          4
Item 2.   Properties                                                       27
Item 3.   Legal Proceedings                                                27
Item 4.   Submission of Matters to a Vote of Security Holders              27

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                              27
Item 6.   Selected Financial Data                                          28
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        30
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk       46
Item 8.   Financial Statements and Supplementary Data                      47
Item 9    Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure                              47

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant               47
Item 11.  Executive Compensation                                           47
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                       47
Item 13.  Certain Relationships and Related Transactions                   47

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form      47
          8-K

Signatures                                                                 49
Index to Financial Statements                                              F-1

                                     PART I

ITEM 1.  BUSINESS

I. GENERAL.

         Eurotech, Ltd. is a development stage company acquiring, developing, and marketing emerging chemical and electronic technologies designed to improve the environmental and security sectors. We manage comprehensive engineering and scientific development programs designed to identify products and processes that have unique or superior characteristics with reduced manufacturing and/or use risks. Our portfolio of technologically advanced products include (i) proprietary materials created to specifically solve the serious problems of how nuclear and other hazardous wastes are cost effectively contained, (ii) advanced performance materials for use in industrial products such as coatings and paints, and (iii) automatic detection of explosives and illicit materials for use in Homeland Security. Our three operational divisions are: Nuclear & Environmental Technology Solutions ("NETS"), Advanced Performance Materials ("APM"), and Security & Safeguards ("S&S"). We commercialize our technologies using various financial and transactional vehicles including: technology transfer, licensing, joint venture, and distribution agreements.

         We are not a subsidiary of another corporation, entity, or other person. We hold a greater than 50% equity interest in several Israeli research and development companies which may be deemed to be subsidiaries. In addition, we also own a majority interest in a Delaware corporation which holds certain encryption technologies, which may also be deemed to be a subsidiary.

         The Company was incorporated under the laws of the District of Columbia on May 26, 1995. Our executive office is located at 10306 Eaton Place, Suite 220, Fairfax, Virginia 22030. Our website address is: www.eurotechltd.com.

II. NUCLEAR & ENVIRONMENTAL TECHNOLOGY SOLUTIONS.

         Nuclear & Environmental Technology Solutions has three unique technologies that are actively marketed consisting of a family of silicon-based geopolymers known as EKOR(TM), a fire-resistant surface fixative known as Rad-X(TM), and a set of remote sensing technologies for subsurface investigation. Each technology was introduced to the market in 2001. All three technologies are aimed at initial opportunities for sale or licensing within the U.S. Department of Energy (DOE). In 2001 this division earned 100% of the Company's revenues of $18,873.

         Despite significant technical advantages to our technologies and successful demonstrations at various nuclear sites, project implementation and full-scale application has been initially negatively impacted by budgetary reductions within the DOE and re-evaluation of priorities and projects as a result of the events of September 11th. Notwithstanding the foregoing, the Company believes that the increased attention to Homeland Security will result in a more favorable marketplace for our technologies.

1.  EKOR(TM)

a. BACKGROUND. EKOR(TM) was developed jointly by scientists at the I.V. Kurchatov Institute (Kurchatov) and members of the Euro-Asian Geophysical Society (EAPS) - both based in Moscow, Russia. EKOR(TM) is our brand name for our family of materials designed for long-term isolation of hazardous and radioactive materials. As a silicon-based elastomer, EKOR's adhesive properties allow it to stick to a wide variety of wet or dry surfaces and materials. When applied, EKOR(TM) materials surround and "glue down" radioactive or hazardous debris ranging from fine dust to large pieces of equipment and, in combination with their fire-resistant and water-proof properties, prevent such debris from migrating by water or as air-borne particles. EKOR(TM) materials also possess other highly desirable performance characteristics such as chemical resistance, fire resistance, heat resistance, and resistance to environmental aging and degradation from radiation. In addition to its unique combination of performance characteristics, EKOR(TM) comes in multiple product forms and can be applied with a variety of application methods. This allows EKOR(TM) to be used as a solution for a broad spectrum of nuclear and hazardous waste management problems.

         The EKOR(TM) product family's performance characteristics and flexibility of form make it a useful tool for a broad spectrum of applications. There are currently five basic forms of EKOR(TM):

     1. Sealer Plus, which can be brushed, poured or sprayed to coat containers or cover contaminated surfaces;

     2. Foam, which is pumped in a range of densities to fill crevices, ducts or pipes;

     3. Grout, applied in a pour and mix method, which can be used to make shapes for shielding or to macroencapsulate items to form an unleachable monolith for transportation or disposal;

     4. Matrix, applied in a pour and mix method, which can be used to microencapsulate radioactive or hazardous wastes to form an elastomeric monolith for transportation or disposal; and

     5. StoneStore, applied in a pour and mix method, which can be used to microencapsulate highly radioactive waste and will form a ceramic monolith for permanent disposal.

         In tests that we supervised, EKOR(TM) was shown to be highly resistant to radiation and structural degradation from exposure to radiation. It also proved to be highly fire resistant, waterproof, and capable of being formulated in densities that display considerable structural strength and weight-bearing properties of 100 pounds per square inch. In these high-dosage radiation tests, EKOR(TM) has met or exceeded all applicable specifications for containment materials.

         In 2001, we successfully completed an outsourcing arrangement for the production of EKOR(TM). We now have the capability to have EKOR(TM) manufactured in sufficient volumes to support expected EKOR(TM)sales.

         In 2001, Eurotech successfully completed comprehensive product testings by U.S. Department of Energy approved labs. These tests validated EKOR's expected performance and provided information required by approved contractors at all Department of Energy (DOE) sites. We plan to consistently under take performance testing on additional product forms of EKOR(TM).

         In March 2001, the EKOR(TM) family of products was presented to waste management professionals from around the world at the annual Waste Management Symposium in Tucson, Arizona. The reception and interest in EKOR(TM)resulted in EKOR(TM)being applied and demonstrated interest generated at the symposium, we have been presenting EKOR(TM) for use in a variety of applications at DOE sites to various waste management professionals.

b. INTELLECTUAL PROPERTY. EAPS, as the lead inventor, has patented EKOR(TM) in the U.S., Russia, and other industrialized countries. On March 23, 1999, the U.S. Patent and Trademark Office issued to EAPS Patent No. 5,886,060 on the process for manufacturing one of the EKOR(TM) compound variants. Under sub-licensing agreements, Eurotech is the exclusive global licensee of all right, title and interest (inclusive of all patent and other intellectual property rights now or in the future) in EKOR(TM). For that license and specified R&D and engineering services, we are required to make fixed payments to EAPS at the rate of $120,000 per year until 2005. Our license agreement is structured to require that we pay royalties aggregating up to 3% of our EKOR(TM) revenues, increasing in 2005 to 3.1% on certain such revenues. Royalties are payable at the rate of 1% to the intermediate licensee of the EKOR(TM) technology; a further 2% royalty on certain of our EKOR(TM) revenues payable to another entity that until November 30, 1999 owned a 50% interest in the EKOR(TM) sublicense; and, beginning in 2005, a 0.1% royalty on product sales payable to EAPS. As a regular part of our business activities, we plan to submit patent applications to protect our developed intellectual property. We do not know if additional proprietary technology that we develop relating to EKOR(TM) will prove patentable.

         The use of EKOR(TM) is subject to U.S. environmental safety laws and regulations pertaining to the safe use and containment of hazardous and nuclear waste. Based on the results of managed tests, we believe that the EKOR(TM) compounds meet current applicable regulations for safe use, containment and storage of hazardous and nuclear materials. It is, however, possible that more stringent or different standards may be adopted or applied in the future that might influence EKOR's intended use, and it is also possible that the standards, if adopted or applied, may materially increase the cost to us of using EKOR(TM) compounds or prevent their use altogether. NETS operates under a quality assurance program that meets Federal, domestic and international requirements, including auditing suppliers and testing laboratories. We are not aware of any other U.S. or foreign laws or regulations that significantly hinder the marketing, sale, or use of EKOR(TM) based materials.

c. INVESTMENT. Through December 31, 2001, we have invested approximately $27,400,000 on the development of EKOR(TM), including costs of materials, testing, and various fees including consulting and travel.

d. COMMERCIALIZATION. We believe that EKOR(TM) is the most technologically advanced material for comprehensive long-term isolation of both solid and liquid radioactive materials, suppressing radioactive dust and preventing such materials and dust from escaping into the atmosphere and from leaching into and contaminating ground-water supplies. We believe that EKOR(TM) also has properties that make it a superior, cost effective and safer isolation technology for some non-radioactive hazardous materials and a unique sealant for potential applications in the other industries. The only significant radioactive waste issues that remain technically challenging are (1) those dealing with the residue from production of nuclear weapons and (2) the disposal issues associated with nuclear fuel being discharged from nuclear power plants. These issues are the responsibility of the U.S. Department of Energy (DOE).

          We offer EKOR(TM) for sale in quantities ranging from 5-gallon containers and 55-gallon drums to specialized application guns with material cartridges. We also offer technical support to clients in evaluating the appropriate equipment and form of EKOR(TM) for their specific needs. We offer project management support, application training and equipment rental or sale, but we do not provide application personnel. Following the introduction of EKOR(TM) in March 2001, we targeted several DOE sites for demonstrations that that we believed would lead to project implementation and then full-scale application. Specifically, we had substantial discussions with staff at Savannah River Site (SRS, near Aiken, SC), Oak Ridge National Laboratory (ORNL, Oak

Ridge, TN), Fernald Closure Site (Fernald, OH), Battelle Memorial Institute (BMI, Columbus, OH), Rocky Flats Environmental Testing Site (RFETS, near Denver,
CO), Los Alamos National Laboratory (LANL, Los Alamos, NM), Lawrence Livermore National Laboratory (LLNL, Livermore, CA), Hanford Reservation (Richland, WA) and Idaho National Engineering & Environmental Laboratory (INEEL, Idaho Falls,
ID). We had numerous meetings with DOE staff at their headquarters in Washington, DC and Germantown, MD. We also introduced EKOR(TM) to companies doing project and management work at DOE and commercial sites. We arranged demonstrations at SRS, ORNL, BMI, INEEL and at our production facility in California for staff from RFETS and ORNL.

         The technical performance of EKOR(TM) was excellent, but early demonstrations did point out that the Sealer product, as a solution that required mixing of a paste and catalyst and significant monitoring of specialized application equipment, needed further development to be more user-friendly. To address this issue, our technical staff, working with NuSil and EAPS, created a one-part formulation that could be applied, as received from the factory, using standard airless paint sprayers. The new product, Sealer Plus, was introduced in November 2001 and was initially demonstrated at BMI in January 2002. In that initial demonstration, Sealer Plus was applied to a variety of surfaces and tested for over a month to evaluate durability and performance. Its ease of application and successful performance led BMI to incorporate it into their planning for decommissioning work at BMI and West Valley. A further demonstration is planned at RFETS in late March-early April 2002. Reception from other potential users has also been positive.

         The Foam product as initially transferred from EAPS, had a constituent that was toxic and extremely difficult to work with in the field. Our technical staff, again working with NuSil and EAPS, identified a non-toxic reformulation of the Foam product and in late 2001 demonstrated at the factory that a non-toxic Foam product could be made with properties comparable to the original form. Further testing at the equipment vendor is scheduled for first quarter 2002 to ensure that the Foam can be pumped into the tanks and crevices that require this type of sealing.

         The demonstration of EKOR(TM) Grout at INEEL highlighted its unique ability to cure underwater. INEEL has certain components that are being stored underwater because of their behavior when exposed to air. Using Grout to encapsulate these components underwater and form a nearly impermeable barrier may permit removal of these components from pool storage and disposal in a normal non-aquatic manner. Due to the success of this demonstration, EKOR(TM) Grout was selected as a technology participant in their Large Scale Demonstration & Deployment Project (LSDDP), originally scheduled to start in October 2001 but postponed to the first half of 2002.

         EKOR(TM) Matrix was demonstrated at the Savannah River Site with personnel from Westinghouse Savannah River Company. It was used in bench-scale quantities (200 ml per application) to encapsulate incinerator ash and wet resins and then in a gallon size to encapsulate several gallons of simulated radioactive cell debris. In each application, the material cured over a 24-48 hour period into a solid elastomeric monolith. Based on the results of the demonstration, Matrix was chosen as the encapsulation technology for debris coming from cleanup of SRS's Low Activity Cells, with orders scheduled to start in March 2002. We anticipate other applications of Matrix, including stabilization of low-level tank waste, will start at other DOE sites in 2002.

         StoneStore is a form of EKOR(TM) that we believe will change the way to permanently encapsulate extremely radioactive waste. By using certain minerals as fillers in conjunction with the block copolymer that forms the base of all EKOR(TM) materials, the Company developed a product that starts as an elastomer but transitions into a hard ceramic with high doses of radiation. This process does not require high temperatures or pressures and can be compared to a room-temperature version of vitrification, only without the complex chemistry concerns. The DOE has estimated that their vitrification projects may cost up to $500 Billion to dispose of existing highly radioactive waste, but use of StoneStore may be able to reduce that estimate by 50-75% or more. Existing agreements between DOE and other stakeholders to use vitrification have slowed their response to StoneStore, but they are extremely interested and we expect to have funded demonstrations in 2002.

         The Company did not achieve its initial projections of $5-10 million in total EKOR(TM) sales for 2001. In fact, no production orders of EKOR(TM) material were received in 2001. The Company believes that these shortfalls were the result of various unanticipated events. Production of EKOR(TM) at NuSil was more difficult than anticipated and required delay of product rollout until March 2001, effectively delaying marketing by several months. We believe that the change of U.S. government and its appointed officials created a flurry of change in priority at DOE that caused most Decommissioning & Dismantlement (D&D) activities within their sites to stop or slow severely. As DOE waste management and D&D strategies, budgets and schedules were close to being initiated, the events of September 11th apparently caused another reevaluation, with the result being DOE sites that did not know their 2002 budgets until January 2002, some four months later than usual.

         Despite the postponements and changes in customer priorities in 2001, we believe that the DOE's proposed FY2003 budget and their strategy announced with the budget submittal will provide significant opportunities for the sales and distribution of EKOR products in the Nuclear and Hazardous Waste Segment. In addition to the DOE funded projects, we are initiating contacts with the U.S. Environmental Protection Agency (EPA), the U.S. Department of Defense (DOD), and various international organizations. New efforts include marketing EKOR(TM) Sealer Plus' unique capability of sealing contamination in place, allowing it to be an important part of Homeland Security.

2. RAD-X(TM)

a. BACKGROUND. Rad-X(TM) was developed from a version of Firesil(TM), using certain new ingredients to improve its properties for its intended use as an interior fire-resistant fixative for equipment or facilities with contaminated surfaces. See "Business - Technologies Acquired from Dr. Oleg Figovsky - FIRESIL". Rad-X(TM) differs from EKOR(TM) Sealer Plus in that it is not weather-resistant and does not have the chemical, radiation and aging resistance needed for long-term protection. Rad-X(TM) does provide a low-cost fixative for surfaces that are scheduled for disassembly or dismantlement and need strong adhesion (glue-down of contaminated particles that could become airborne) and fire-resistance properties. Rad-X(TM) was first presented to the market in September 2001.

b. INTELLECTUAL PROPERTY. We have chosen to protect our interest in Rad-X(TM) by treating the formulation as proprietary property. The solution is produced under contract by Davis-Frost, Inc., a coating fabricator based in Lynchburg VA. Eurotech has a confidentiality agreement with Davis-Frost, Inc. that precludes any dissemination of the formulation for Rad-X(TM).

c. INVESTMENT. Our investment to date in the creation of the Rad-X(TM) product line, is less than $20,000. Including testing and marketing samples projected in 2002, the total investment in its development and commercial roll out should be less than $50,000.

d. COMMERCIALIZATION. Rad-X(TM) was initially created for feasibility testing at DOE's Rocky Flats Environmental Testing Site (RFETS) and was delivered in late September 2001. Testing of the product at other laboratories occurred in November 2001. This testing confirmed its outstanding fire and smoke resistance. Rad-X(TM) may be one of a very few coatings that can meet proposed DOE fire/smoke criteria for certain specialized applications. The Hanford Fire Protection Center of Excellence, the only DOE-funded research and testing organization for fire protection issues, has proposed to perform tests on Rad-X(TM) in April 2002 to quantify its performance at our cost.

         We plan to market Rad-X(TM) in connection with EKOR(TM) at all of the DOE sites that are performing decommissioning or hazardous material management. Because we believe that Rad-X(TM) is cost competitive with other coatings being used in the commercial market, we plan to market it to service vendors starting in March 2002.

3. SUBSURFACE REMOTE SENSING TECHNOLOGIES

a. BACKGROUND. In an agreement dated July 2001 and amended on October 3, 2002 with Trylon Metrics, Inc., Eurotech acquired the rights to AcousticCore(TM) and ElectroMagnetic Radiography (EMR(TM)) for specific markets, including subsurface remote sensing of practically any element or compound. Both technologies use a non-contact inspection methodology (unique for each technology) that creates signals that are then interpreted by a digital analyzer that allows identification of elemental or compound materials from their empirically determined properties. AcousticCore(TM) is used in applications that are predominately wet (i.e., riverbeds, wetlands, etc) and EMR(TM) is used in dry environments. Completed research and development studies have verified that AcousticCore(TM) and EMR(TM) can uniquely identify materials by their acoustic or electromagnetic signatures, but the unique feature of these technologies is its ability to map in three dimensions the existence of target materials at extremely low concentrations at depths of up to 300 feet. The capabilities of these technologies complement the EKOR(TM) product line by, for example, allowing tanks of waste to be monitored for leaks and the leaks, when discovered, targeted for repair. AcousticCore(TM) and EMR(TM) have applications in every market that involves subsurface evaluation, from contamination discovery and monitoring to resource discovery. The October 3rd Amendment to the Agreement granted certain additional rights to the Company which allowed the Company to further market this core technology to provide screening capabilities for explosives. The Company has placed this application in its S&S segment. Due to pressing needs for this type of technology in the marketplace, the application of AcousticCore in the S&S environment has become one of the Company's core developmental initiatives. See "Business - Security & Safeguards-Acoustic Core Non-Contact Inspection Technology".

b. INTELLECTUAL PROPERTY. The AcousticCore(TM) technology is covered by U.S. Patent 4,922,467. EMR(TM) is currently subject to a pending patent application. Eurotech acquired the worldwide rights to both patents, without restrictions, in September and October 2001. Additional patent applications on behalf of the Company have been filed for application of the technology to other specific remote sensing sensor developments.

c. INVESTMENT. The Company issued 2,500,000 fully paid and non-assessable shares of its restricted common stock, valued at $2,5000,000, for the acquisition of the rights to AcousticCore(TM) and EMR(TM), including derivatives of this technology which are also being used by us in the Security & Safeguard division. See "Business - Security & Safeguards - Acoustic Core Non-Contact Inspection Technology". Included with the technologies were the exclusive services of companies that have manufactured them and demonstrated them in the field. During the third and fourth quarters of 2001, we spent an additional $50,000 on further development, refinement, and marketing of the AcousticCore(TM) and EMR(TM) for the NETS market segment.

d. COMMERCIALIZATION. Both AcousticCore(TM) and EMR(TM) have been validated in tests at DOE sites (Oak Ridge and INEEL) on a variety of materials utilizing prototype instrumentation. Sandia National Laboratory did an in-depth evaluation of the science behind these technologies in 1999 and concluded that they provide a unique capability to identify and map in three dimensions low levels of material concentration at substantial depths. Combined with this performance is a cost effectiveness that should be considerably more economical than current methods. During the fourth quarter of 2001, we submitted several proposals to the DOE for evaluation of areas of potential contamination and to commercial entities being pressured by the EPA for potential subsurface contamination. The level of interest is significant and we expect to have paid demonstrations in the second quarter of 2002 where the DOE site pays the Company. Depending on the success of those demonstrations, we anticipate receiving orders for project implementation starting in the third quarter 2002.

         We are marketing to U.S. agencies (DOE, DOD and EPA) and companies either performing work for those agencies or responsible for cleanup activities being required by them. As our penetration of these markets increases, we anticipate interest from Western Europe and East Asia, with paid demonstrations in the fourth quarter 2002. The ability of AcousticCore(TM) and EMR(TM) in resource detection (oil, gas, minerals) will be explored in 2002, but will not be a priority. We may enter into licensing, contracts, or joint venture developments to facilitate the implementation of these technologies.

III. ADVANCED PERFORMANCE MATERIALS DIVISION (APM).

         In 2001, we formed the Advanced Performance Materials Division. Our objective is to organize our non-nuclear and non-security related technologies into a business unit that would provide focus to their commercialization effort, coordinate on-going R&D related to those technologies, allow prioritization of marketing efforts in-line with available corporate resources and provide a managerial structure and point of contact for potential licensees. The main principal of the APM division is Dr. Oleg Figovsky, a renowned Israeli scientist, who has decided to sell and license his technologies to Eurotech through various technology transfer agreements which the Company has previously filed on Forms 8K and 10K. In the APM division, we've initially placed those technologies acquired directly from Dr. Figovsky and the following seven single technology Israeli startup companies which developed certain technologies and in which we own a significant equity interest. A majority of these companies have proceeded through their "incubator stage" and the subject technology is awaiting commercialization as Eurotech either owns or controls the intellectual property rights of these entities. However, due to limited working capital, management decided to temporarily curtail the funding of the operations and further development of the technologies and related operations for five of the Israeli-based technology companies: Comsyntech, Ltd., Remptech, Ltd., Sorbtech, Ltd., Rademate, Ltd. and Amsil, Ltd.

     o CHEMONOL, LTD. ("CHEMONOL"), has developed formulations and processes for manufacturing hybrid non-isocyanate polyurethane ("HNIPU") for use in paints, coatings, adhesives, sealants, forms, and other industrial applications;

     o SORBTECH, LTD. ("SORBTECH"), has developed a new inorganic sorbent (SB-1) for petroleum product removal;

     o RADEMATE, LTD. ("RADEMATE"), has developed a biodegradable hydrophobic material with application as a packaging coating for the food industry;

     o REMPTECH, LTD. ("REMPTECH"), has developed processes for the production of extra-fine cobalt and nickel powders and a continuous combustion synthesis technology;

     o COMSYNTECH, LTD. ("COMSYNTECH"), is developing a process for the continuous combustion synthesis of ceramic, composite and intermetallic powders;

     o AMSIL, LTD. ("AMSIL"), is developing high-thermostable organomineral polymers; and

     o CORPEM, LTD. ("CORPEM"), which will investigate the feasibility of water-based suspensions utilizing innovative cross-linking agents, which would result in non-toxic environmentally friendly, highly stable, crack resistant coatings for concrete, metal or rubber.

1.  CHEMONOL (DEVELOPER OF HYBRID NON-ISOCYANATE POLYURETHANE OR "HNIPU"
    PROCESSES)

a. BACKGROUND. HNIPU is a hybrid polyurethane that does not involve the toxic isocyanates utilized in the production of conventional polyurethane and that has lower permeability and greater chemical resistance qualities as compared to conventional polyurethane. We believe that these advanced characteristics, in addition to the potential reduced risk from the elimination of isocyanates in its production, make HNIPU superior to conventional polyurethanes in connection with their use in a number of industrial application contexts such as manufacturing automotive components, paints, foams, plastics and truck bed liners; aerospace sealants, industrial adhesives, coatings, flooring, glues; industrial equipment and machinery; and consumer goods such as appliances, footwear, furniture and plastic products.

b. INTELLECTUAL PROPERTY. On December 25, 1997 Chemonol filed an Israeli patent application (122763) on a process to produce HNIPU. Chemonol and Polymate (see below) jointly have filed two process patent applications in Europe (99100586.0-2110 filed on January 14, 1999 and 99114308.2-2102 filed on July 21,
1999). Chemonol and Polymate also filed an international patent application (PCT/IB99/01/01885 filed on November 24, 1999), based on the European applications.

c. INVESTMENT. Chemonol is developing manufacturing techniques and applications for HNIPU. During 1997, 1998, 1999, and 2000, we invested $30,000, $60,000,
$305,000, and $265,000 respectfully, for which we have acquired 52% ownership of the common stock outstanding. During 2001, we invested an additional $95,000 to facilitate technology transfer, bringing our total investment to $755,000, which represents 57% of ownership of the outstanding common stock of Chemonol.

d. COMMERCIALIZATION. Commercialization efforts for HNIPU are being handled by Eurotech, not Chemonol, and are addressed elsewhere in this document See "Business - Technologies Acquired from Dr. Oleg Figovsky - HNIPU". Chemonol operations are dedicated to support transfer of the HNIPU technology to the U.S. and on-going product research and development as directed by Eurotech.

2.  SORBTECH, LTD. (DEVELOPER OF SB-1)

a. BACKGROUND. There are many oil spill adsorbents available in the market. SB-1 is a new product that can be used to adsorb oil. SB-1 is an innovative new sorbent composed of basalt non-woven fabric - an ultra-fine basalt filament. A proprietary process results in extremely high adsorption capacity when compared to existing adsorbents currently available in the marketplace.

         Major advantages of SB-1 include:

     o Extremely high adsorption capacity - Common adsorption capacity for products currently in the market range approximately from 0.8 - 30 grams of petroleum products per gram of adsorbent weight (gr/gr). SB-1 adsorption capacity ranges from 12 to 82 gr/gr, depending on time and oil viscosity

     o Naturally-occurring mineral - SB-1 itself, if handled in accordance with its prescribed use, is an environmentally clean material

     o   Nonflammable - SB-1 is thermally resistant (up to 700(degree)C)

         SB-1 can be provided in a variety of forms that facilitate the clean-up of petroleum products from the multitude of spill types such as: open sea, harbors, bilges, surface skimming and finishing, large land open surfaces, rail yards, oil pump stations, oil storage depots, airports, soil contamination, industrial areas, machinery, gas stations, etc.

         When SB-1 is applied to a petroleum spill, oil is adsorbed, but no water is incorporated, thus increasing the adsorbent efficiency and effective life. The extracted oil products can be reused with little, if any, reprocessing.

b. INTELLECTUAL PROPERTY. Sorbtech applied for patents for oil and waste adsorbent and the method of manufacturing the same with the U.S. Patent and Trademark Office (09/497,489) on February 4, 2000 and with the Israeli Patent Office (128402) on July 2, 1999. Sorbtech has withdrawn these applications at Eurotech's request as the Company decided to apply trade secret laws to the protection of the Sorbtech technologies.

c. INVESTMENT. During 1999 and 2000, we invested $62,500, and $260,000 respectfully bringing our total investment $322,500, which represents 52% ownership of the outstanding common stock of Sorbtech. The Company did not make any additional investment in Sorbtech in 2001.

d. COMMERCIALIZATION. It was determined in early 2001 that the production of Sorbtech SB-1 in North America was required for the final product to be cost competitive. Technologically, SB-1 repeatedly demonstrated superior sorbtive capacity when measured against polypropylene. Unfortunately, there are no existing North American facilities equipped with the appropriate technology to manufacture the required base fiber. Transfer of the technology including conversion of an existing US facility or the construction of a dedicated production line will require a capital invest of at least several hundred thousand dollars. With company resources focused on commercializing HNIPU and other technologies, SB-1 marketing activities were restricted to our web site and select contacts with potential manufacturers. We have received some interest from potential end users of a final sorbent product. Potential users of the SB-1 material for manufacturing an end state sorbent product have elected to wait until cost competitive production can be established in North America. As these firms do not traditionally manufacture their sorbtive materials they have not expressed interest in initiating or funding the production of SB-1 material. Due to this fact, and the other commercialization efforts focused on HNIPU, the Company has decided to cease further development and active marketing of this product until such time as the manufacture or licensing of this technology becomes cost effective.

3.  REMPTECH (DEVELOPER OF POWDERED METALLURGY TECHNOLOGY)

a. BACKGROUND. Powdered metallurgy, the process of producing metals, alloys or metal containing compositions in a solid or compact state from powdered or particulate material with or without heating is generally acknowledged as being capable of yielding a product with superior structural, physical, and mechanical properties. We believe that the powdered metallurgy process developed by Remptech is technologically advanced and, based on Remptech's research and testing data, is capable of producing cobalt and nickel powders of 99.8% purity and a grain size of 1-2 micro-centimeters. We believe that such purities and grain sizes are significant factors in the manufacture of materials of high quality and internal physical integrity from powdered cobalt and nickel. Cobalt and nickel are among the three naturally occurring elements that display magnetic properties at room temperature and are widely used in metal alloys. Powdered cobalt and nickel are used in a wide variety of industrial applications, including magnetic, electrical, and electronic materials and products.

b. INTELLECTUAL PROPERTY. Remptech filed a patent application for powdered metallurgy technology with the U.S. Patent and Trademark Office on July 30, 1998 (60/093,508) and the application is pending. On July 12, 1999, Remptech also filed under the Patent Cooperation Treaty (PCT/IL99/00379).

c. INVESTMENT. During 1997, 1998, 1999, and 2000, we invested $21,000, $26,000,
$165,500, and $80,000 respectfully bringing our total investment $292,500, which represents 52% of ownership of the outstanding common stock of Remptech. The Company did not make any additional investment in Remptech in 2001.

d. COMMERCIALIZATION. In 2001, commercialization of Remptech was limited to direct mailings to potential candidate for acquisition of the technology and our web site. The direct mailings resulted in some requests for additional information.

4. COMSYNTECH (DEVELOPER OF CONTINUOUS COMBUSTION SYNTHESIS OR "CCS" AND CONTINUOUS ACTION REACTOR)

a. BACKGROUND. With Comsyntech, we participated in the development of two technologies: CCS and Continuous Action Reactor.

     o CCS is a newly devised process utilizing the internal chemical energy of initial reactants in a continuous action reactor, a device being developed by Comsyntech. We believe this process offers competitive advantages (such as increased productivity and lower production costs) over conventional technology. Comsyntech research and testing data indicate that materials produced with the CCS technology have exhibited superior high-thermomechanical properties such as high strength, thermo and wear resistance and good corrosion stability. Based on these properties, we believe that the CCS technology has potentially significant utility in producing ceramic, composite, and intermetallic powders with potential commercial application in the production of metal-cutting tools and abrasives, metal alloys, aircraft and automotive combustor, nozzle and turbine parts, piezo- and ferro-electric materials, and surgical instruments.

     o CONTINUOUS ACTION REACTOR (Method for Continuous Combustion Synthesis of ceramic, composite and intermetallic powders). The continuous action reactor offers the competitive advantage of increased productivity and lower production costs relative to conventional high-temperature furnace reactors and powder production processes. One apparatus replaces high-temperature furnaces as well as spraying and grinding equipment. Furthermore, this method offers additional significant advantages including:

               o   RAPID PRODUCTION - large quantities can be quickly produced.
               o LOWER MANUFACTURING COSTS - expensive high-temperature furnaces, complex processes, and equipment are eliminated.
               o REDUCED ENERGY CONSUMPTION - energy consumption is greatly reduced.
               o IMPROVED PURITY - mixture purification during synthesis enables high purity materials to be obtained.

b.  INTELLECTUAL PROPERTY.

CCS Patent application (127109) for a method of obtaining powders of inorganic compounds under combustion conditions was filed by Comsyntech with the Israeli Patent Office on November 17, 1998 and is pending.

     o CONTINUOUS ACTION REACTOR. A patent application for an apparatus for self-propagating high-temperature synthesis was filed by Comsyntech with the U.S. Patent and Trademark Office (09/535,805) on March 28, 2000 and is pending.

c. INVESTMENT. During 1997, 1998, 1999, and 2000, we invested $21,000, $26,000,
$45,500, and $200,000 respectfully bringing our total investment $292,500, which represents 52% of ownership of the outstanding common stock of Comsyntech. The Company did not make any additional investment in Comsyntech in 2001.

d. COMMERCIALIZATION. Commercialization efforts in 2001 were limited to our web site and target mailings to potential candidates for acquiring the technology. The target mailings generated a number of requests for additional information.

5.  RADEMATE (DEVELOPER OF RAPIDLY BIODEGRADABLE HYDROPHOBIC MATERIAL OR "RBHM")

a. BACKGROUND. Rademate has developed a cellulose-based, rapidly biodegradable hydrophobic material. RBHM is a new, hydrophobic (water resistant), strong, cheap, and completely biodegradable composite material that is environmentally friendly. The idea of RBHM is to improve the properties of both paper and plastic packaging materials. Due to its biodegradable nature, RBHM is an ideal coating for disposable loose fill bags and packages. The material can be used as a commodity in trade, industry, and agriculture for a wide range of applications. To date, most attempts to produce biodegradable products for consumers focused on developing plastics that could biodegrade. RBHM approaches biodegradable products from the other direction - making cellulose-based material with the same physical properties as plastic, except the material biodegrades completely in the same time as regular paper bags.

         RBHM consists of cellulose (paper) and biodegradable organic additives. Biodegradation of RBHM occurs in wet soil under normal enzymatic action of various microorganisms - fungi and bacteria. We believe that the main advantages of RBHM are:

     o High Strength - RBHM's strength characteristics, especially combined with low elongation and acquired water resistance of the material, make RBHM unique and highly desirable for packaging applications.

     o Water Resistance - the RBHM keeps water resistance for one week. Thus, it has excellent prospects for many packaging applications. Most of the existing biodegradable packaging products are not hydrophobic at all and will fail if wetted during use.

     o Full Degradation in the Environment - Enzymes begin breaking down RBHM in the presence of moisture in natural environments such as soil. Then microorganisms decompose the material with rapidly occurring metabolic reactions. RBHM is completely converted into carbon dioxide, water, and biomass in two to three months in wet soil. Thus, this process completely coincides with the definition of biodegradability given by most experts.

     o RBHM Uses Reproducible Natural Raw Materials - The cheapest raw material, as well as the most widespread organic material in nature, is cellulose. Cellulose is renewable, reproducing itself through the natural cycle. Sound environmental management balances resources, recycles whenever possible and uses them in a renewable cycle. Cellulose is present widely on the planet - in trees, bushes, grass, and other plants.

     o Relatively Low Cost -- The main obstacle to widespread use of biodegradable polymers has been cost. Biodegradable polymers are traditionally significantly more expensive than commodity polymers. The high costs involved in the production of biodegradable polymers means that they cannot compete favorably with conventional polymers. RBHM does not have the cost barriers that are characteristic of all the other biodegradable plastics. This high cost deterred the widespread adoption of biodegradable plastics in major consumer application. At an additional cost of less than 10% , and sometimes less depending on the type of material treated, materials treated with RBHM provide plastic-like performance and are biodegradable. On the other hand, currently available degradable materials can cost twice as much.

         We believe that the number of potential applications for RBHM is high. Because RBHM can be applied on sheets, films and fibers, it is suitable for a range of single-use products, including grocery and waste bags, the top, and back sheets of disposable diapers, and disposable eating utensils. It can be used to create agricultural films and bags that cover ripening fruit. RBHM products such as disposable plates and cups, films for food packaging, miscellaneous everyday items and sanitary products are but a few of the possible applications. Box and bag consumers are generally commercial and industrial users requiring a particular packaging container for a specific product.

b. INTELLECTUAL PROPERTY. Rademate was issued U.S. Patent #6294265 for "Hydrophobic biodegradable cellulose-containing material" on September 25, 2001. Rademate has one application pending with the Israeli Patent Office (126306) dated September 23, 1998.

c. INVESTMENT. During 1998, 1999, and 2000, we invested $30,000, $60,000, and $370,000 respectfully bringing our total investment $460,000, which represents 52% of ownership of the outstanding common stock of Rademate. The Company did not make any additional investment in Rademate in 2001.

d. COMMERCIALIZATION. RBHM was marketed through our web site during 2001.

6.  AMSIL (DEVELOPER OF HIGHLY STABLE ORGANOMINERAL POLYMERS)

a. BACKGROUND. Organomineral polymers based on quaternary ammonium silicates
(QAS) are a new kind of silicate material with excellent adhesion properties to hydrophilic and hydrophobic surfaces, have high chemical resistance, fire resistance and are environmentally compatible. QAS have superior properties in comparison to epoxy resins and traditional silicates, including: high adhesion to metallic and concrete surfaces; extreme stability in water; thermostability to 2000(degree) K; resistance to corrosion and erosion; and excellent mechanical characteristics.

         Dr. Figovsky has advised us that QAS may be used as ammonia compounds; as biocides; in textiles as textile softeners for home use; as the final rinse in the washing machine; as a rinse after shampooing, as emulsifiers; in metal working - as additives to acid used in the cleaning and pickling of steel to prevent hydrogen corrosion; in road building, as bentonite treatment; in oilfields; as antistatic in polymers - e.g., in PVC belting; for the preparation of excellent quality toner; as components in special systems of water purification; as components in self-setting aqueous mixtures for the manufacture of chemically resisting materials; as additives in concrete and coatings; in structure-directing agents, e.g., for the synthesis of molecular sieves with high-modulus silica; in silicate salts - for blends of hydrophilic medical use; as raw material for preparation of organosilanes; with aggregated titanium pigment products containing QAS - for pigment preparation; as silicates, anti-corrosion coating of different surfaces (metals, concrete, wood, etc.); as fire-protection coating; and for specific application as glue.

b. INTELLECTUAL PROPERTY. With respect to QAS, Amsil has received two U.S. Patents and has two pending in Israel (128282 filed January 24, 1999 and 129977 filed May 16, 1999). U.S. Patent #6320059 for "Polymeric composition having self-extinguishing properties" was issued December 11, 2001. U.S. Patent #6337036 for "Conductive composition having self-extinguishing properties" was issued January 8, 2002.

c. INVESTMENT. During 1998, 1999, and 2000, we invested $30,000, $62,500, and $230,000 respectfully bringing our total investment $332,500, which represents 52% of ownership of the outstanding common stock of Amsil. The Company did not make any additional investment in Amsil in 2001.

d. COMMERCIALIZATION. Currently, we are calling QAS to the attention of industries through our web site and professional contacts, as a result of which we have received expressions of interest from companies that included small regional producers to a large multinational conglomerate.

7. CORPEM - Protective Crack Resistant Coatings Based on water borne Chlorosulfonated Polyethylene ("CSPE")

a. BACKGROUND. The proposed project is based on previous research in the field of statistical modeling of processes of formation of various branched crosslinked structures. The modeling allows the preparation of materials having preselected desirable properties. CSPE is hardened by water suspension of chlorine-sulfonated-polyethylene hardened by Mannich alkalis. All advantages of CSPE remain similar to the organic solution technology. The process developed by Corpem is applicable to all grades of CSPE. Future work will apply to other synthetic rubbers. The main import of the innovative process is the availability of CSPE dispersed in water instead of organic solutions. This Company is still in its incubator stage.

b. INTELLECTUAL PROPERTY. Corpem filed US Patent application 09/983,026 on October 10, 2001.

c. INVESTMENT. In 2001 Eurotech invested $30,000. Eurotech's investment was matched with $150,000 by the office of the Chief Scientist of the Ministry of Industry and Commerce of the Israeli Government.

d. COMMERCIALIZATION. There are no commercialization efforts underway as the technology remains under development.

IV. TECHNOLOGIES ACQUIRED FROM DR. OLEG FIGOVSKY (PART OF APM SEGMENT)

1.  HYBRID NON-ISOCYANATE POLYURETHANE OR "HNIPU"

a. BACKGROUND. We described the HNIPU technology above in our discussion of Chemonol.

b. INTELLECTUAL PROPERTY. U.S. Patent Number #6120905 on HNIPU was issued to us September 19, 2000. We also filed under the Patent Cooperation Treaty (PCT/US99/13413) on June 15, 1999.

c. INVESTMENT. HNIPU was independently developed by Dr. Figovsky and was acquired by us pursuant to a Technology Purchase Agreement dated January 1, 1998 for a purchase price of $75,000, plus royalties equal to 49% of our net revenues from sales or licenses of any products incorporating HNIPU, payable over a period of 15 years commencing on January 1, 1998. To date, we have not derived any revenues from HNIPU. Dr. Figovsky is one of our consultants. As of February 27, 2000, we entered into an amended agreement with Dr. Figovsky pursuant to which he surrendered his 49% royalty interest in HNIPU and the other technologies discussed below for a payment to him of an aggregate of $235,000 and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies.

d. COMMERCIALIZATION. We are seeking to commercialize HNIPU through licensing or joint venture agreements with major companies in the United States, Europe, and Japan that would either produce HNIPU binder or incorporate it into their product lines. Several international companies have requested, and been supplied with, samples HNIPU binder or foam for evaluation and applications testing. A market analysis performed for us shows that the U.S. market for polyurethane coatings and adhesives in the U.S. alone is projected to amount to $8.5 billion by 2005. We have focused on transferring the HNIPU technology to the United States. We have identified several suitable binder production facilities and have furthered our efforts to establish a customer base of paint and coating manufacturers. We achieved a milestone in 2001 with the development of a HNIPU foam. This development has created additional opportunity in the global rigid foam market and has lead to considerable interest from North American and European based companies.

2.  LIQUID EBONITE MATERIAL OR "LEM"

a. BACKGROUND. LEM is a synthetic liquid rubber with enhanced mechanical, permeability and anti-corrosive qualities as compared to conventional sheet rubber coverings. In laboratory testing, coverings made with LEM, as compared to conventional sheet rubber coverings, have displayed greater resistance to harsh chemicals such as acids, alkalis and benzene, and have been successfully applied to intricate and complex surfaces such as sieve meshing. Based on the physical and chemical properties of LEM, and on the basis of such tests, we believe that LEM coverings are capable of providing superior protection to small-diameter piping and to the intricate parts of pumps, fans, and centrifuge rotors. LEM can be applied to form surface coverings using standard coating techniques, including spraying and dipping.

b. INTELLECTUAL PROPERTY. We were issued U.S. Patent #6303683 on October 16, 2001 for Liquid Ebonite mixtures and coatings, and concretes formed therefrom. We also filed under the Patent Cooperation Treaty (PCT/US99/16883) on July 26,1999.

c. INVESTMENT. LEM was independently developed by Dr. Figovsky and was acquired by us pursuant to a Technology Purchase Agreement dated January 1, 1998 for a purchase price of $15,000, plus royalties equal to 49% of our net revenues from sales or licenses of any products incorporating LEM, payable over a period of 15 years commencing on January 1, 1998. On February 27, 2000, we entered into an amended agreement with Dr. Figovsky pursuant to which he surrendered his 49% royalty interest in HNIPU and the other technologies, including LEM, for a payment to him of an aggregate of $235,000 and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies. To date we have not been paid or earned any royalties or revenues, relating to LEM.

d. COMMERCIALIZATION. During 2001 and at the time of this report's preparation, we were devoting limited management time and attention to the marketing of this technology.

3.  RUBBER CONCRETE OR "RUBCON"

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

c. INVESTMENT. RubCon was independently developed by Dr. Figovsky and was acquired by us pursuant to a Technology Purchase Agreement dated January 1, 1998 for a purchase price of $35,000, plus royalties equal to 49% of our net revenues from sales or licenses of any products incorporating RubCon, payable for a period of 15 years commencing on January 1, 1998. On February 27, 2000, we entered into an amended agreement with Dr. Figovsky pursuant to which he surrendered his 49% royalty interest in HNIPU and the other technologies, including RubCon, for a payment to him of an aggregate of $235,000 and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies.

d. COMMERCIALIZATION. We have done limited marketing for the manufacture and sale of RubCon. At the end of 2001 and at the time of this report's preparation, we were not devoting any management time or attention to the marketing of this technology.

4. ANTICORROSIVE ADDITIVES FOR POLYMERS - Upgrades chemical resistance characteristics of base polymers

a. BACKGROUND. Anticorrosive Additives ("AAdd") are an innovative approach to creating highly chemical resistant polymer materials. AAdd are specially designed to upgrade the chemical resistance characteristics of base polymers to achieve optimal performance capabilities of materials operating in aggressive environments. AAdd can be mixed into a wide range of polymer materials offering a significant increase in product life and reducing product permeability. These custom-made specialty formulations are designed to meet specific client requirements. When cured with polymer-based materials, AAdd can dramatically improve the capabilities of poly-based materials by upgrading their chemical resistance properties. The additives are inorganic powders that react with the aggressive environments into which they are introduced, forming a new phase of high-strength hydrate complexes. This enhanced bonding occurs upon the penetration of aggressive media into the AAdd-containing polymer material. The chemical resistant properties of AAdd are activated by harsh environmental conditions where polymer systems without additives remain defenseless to chemical corrosion.

         Dr. Figovsky has represented to us, but we have not sought independent testing to verify that (i) AAdd can be mixed into a wide range of polymer materials such as epoxies, polyurethanes, glues, nylons, polyolephines, synthetic rubbers and PVC, offering performance-enhancing attributes that increase the value of the end product; that he has developed an extensive product range of additives for upgrading the most common polymers against a wide variety of aggressive media including acids, seawater, fluorine, alkalies, and more; and that AAdd is an effective solution for many applications.

b. INTELLECTUAL PROPERTY. No patent activity is presently underway. We own whatever intellectual property rights and patent rights in AAdd that may be available.

c. INVESTMENT. AAdd was independently developed by Dr. Figovsky, and was acquired by us pursuant to the Technology Purchase Agreement dated January 1, 1998 referred to above for a purchase price of $45,000 plus royalties equal to 49% of our net revenues from sales or licenses of any products incorporating AAdd, payable for a period of 15 years commencing on January 1, 1998. On February 27, 2000, we entered into an amended agreement with Dr. Figovsky pursuant to which he surrendered his 49% royalty interest in HNIPU and the other technologies, including AAdd, for a payment to him of an aggregate of $235,000 and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies.

d. COMMERCIALIZATION.  We have not yet begun any marketing efforts for AAdd.

5. FIRESIL(TM) - FIRE PROTECTION ORGANOMINERAL COATING - Fire-stop for residential and commercial application

a. BACKGROUND. Firesil(TM) is an environmentally compatible fire-stop material with good adhesion properties to hydrophilic and hydrophobic surfaces and exhibits excellent fire resistance, thermostability, and good water resistance.

b. INTELLECTUAL PROPERTY. The Company owns the intellectual property rights to this technology. An Israeli patent application was filed in January 2000. This application is pending. The Company filed for trademark protection of "Firesil(TM)." U.S. Patent application activities were initiated in 2001.

c. INVESTMENT. FIRESIL(TM) was independently developed by Dr. Figovsky, and was acquired by us pursuant to an amended agreement with Dr. Figovsky dated as of February 27, 2000 for a purchase price of $5,000 as part of a larger transaction pursuant to which he surrendered his 49% royalty interest in HNIPU, LEM, RubCon, AAdd and Poly-D additives for a payment to him of an aggregate of $235,000 and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies.

d. COMMERCIALIZATION. The Company successfully transferred the Firesil(TM) technology to the U.S. in 2001 and has had several batches produced under an agreement with a manufacturer located in central Virginia. We continue to market Firesil(TM) directly to corporations that are prospective candidates for acquiring or licensing the technology. Discussions have also been held with U.S. government agencies and insurance companies. Firesil(TM) was tested by an accredited lab to ASTM protocol and passed with superior results.

6.  KAUTON - An oil and gas industry pipeline specialty coating

a. BACKGROUND. Kauton is an advanced semi-ebonite two-component liquid rubber based coating for corrosion protection of oil and gas pipelines. It contains specialized anticorrosion components and has vulcanization temperature 50% less than conventional liquid ebonite materials, which allows for easier application and manufacture. Kauton would provide enhanced protection to weld joints of large diameter pipelines.

b. INTELLECTUAL PROPERTY. The Company owns the intellectual property rights to this technology.

c. INVESTMENT. Kauton was independently developed by Dr. Figovsky. We acquired a 99% interest pursuant to an agreement with Dr. Figovsky dated as of February 27, 2000 for a purchase price of $5,000 pursuant as part of a larger transaction pursuant to which he surrendered his 49% royalty interest in HNIPU, LEM, RubCon, AAdd and Poly-D additives for a payment to him of an aggregate of $235,000 and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies.

d. COMMERCIALIZATION. At present, we are not engaged in the marketing of Kauton.

7.  HYPOCORR - Specialized water based crack resistant coating

a. BACKGROUND. Hypocorr is a water-based crack-resistant coating based on chlorine-sulphonated polyolifines with novel cross-linked agents. As such, this coating is believed to be more environmentally friendly at half the expense of conventional crack resistant coatings.

b. INTELLECTUAL PROPERTY. We own the intellectual property rights to this technology. A U.S. patent application was filed in February 2000 and is pending.

c. INVESTMENT. Hypocorr was independently developed by Dr. Figovsky. We acquired a 99% interest pursuant to an agreement dated as of February 27, 2000 for a purchase price of $5,000 as part of a larger transaction pursuant to which he surrendered his 49% royalty interest in HNIPU, LEM, RubCon, AAdd and Poly-D additives for a payment to him of an aggregate of $235,000 and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies.

d. COMMERCIALIZATION. At present, we are not engaged in the marketing of Hypocorr.

8.  POLYDIENE URETHANE ADHESIVES - Electronic glues for ruggedized applications

a. BACKGROUND. Polymeric adhesives are widely used in the electronic industry, mainly to protect electronic devices against conditions of vibration and impact, which can prevent the devices from functioning as designed. Our advanced polydiene urethane based (Poly-D adhesives) is specially designed to perform under rugged conditions. Poly-D adhesives used in conjunction with soldering increase the reliability of electronic devices by providing components with excellent environmental stability and improved reliability. Other noteworthy attributes include:

     o Non-corrosive - limited to no corrosion of the bonded electronic components

     o   Non-adsorbent - will not be adsorbed into the components or substrate

     o Non-reactive - completely non-reactive toward electric isolation during and after hardening

     o Non-disruptive - low internal stress to remain non-disruptive to electronic parts

b. INTELLECTUAL PROPERTY. Poly-D additives are protected through U.S. Patent #5880203. Additional international patent protection activities were recently halted due to a reassessment of the Company's intellectual property policy.

c. INVESTMENT. Poly-D adhesives were independently developed by Dr. Figovsky acquired by us pursuant to a technology purchase agreement dated January 1, 1998 for a purchase price of $15,000, plus royalties equal to 49% of our net revenues from sales or licenses of any products incorporating Poly-D adhesives, payable over a period of 15 years commencing on January 1, 1998. As of February 27, 2000, we entered into an amended agreement with Dr. Figovsky pursuant to which he surrendered his 49% royalty interest in HNIPU, LEM, RubCon, AAdd and Poly-D additives for a payment to him of an aggregate of $235,000 and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies.

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

V. ISRAELI TECHNOLOGY START-UP COMPANIES.

         The government of Israel has in place a program pursuant to which an inventor/developer/entrepreneur may submit to the office of the Chief Scientist a proposal to develop specified technology. If the Chief Scientist approves the proposal, arrangements are made pursuant to which (i) an Israeli company is incorporated; (ii) the entrepreneur is allocated initially 50% of the company's equity in exchange for his technology; (iii) a local technology company is brought into the picture as incubator to furnish office and laboratory facilities and support services for a period of two years in exchange for a further 20% of the equity; (iv) a venture capital partner, who is required to invest $60,000, becomes another 20% shareholder; and (v) the remaining 10% of the equity is made available to the start-up company's employees. Upon organization of the start-up company, the Israeli government will make available to it grants of up to $300,000.

         Over the years, we have worked with three Israeli technology incubator companies (TEIC - Technion Entrepreneurial Incubator Co., Ltd; Ofek La'Oleh Jesre'el Valley Initiative Center; and ITEK Incubator for Technological Entrepreneurship, Kiryat Weizmann, Ltd.), which allowed us to act as the venture capital partner in the incubation seven start-up companies: Chemonol, Ltd.; Sorbtech, Ltd.; Rademate, Ltd.; Remptech, Ltd.; Comsyntech, Ltd., Amsil, Ltd. and Corpem, Ltd.

         As provided by Israeli law and regulations, we received initially 20% of each company's common equity in exchange for an initial investment of U.S. $60,000. Subsequently we made further investments in each of them for additional equity. In certain instances the start-up company has developed its technology, the Company has secured its access to these technologies through licensing or ownership, and is awaiting the opportunity to further market and commercialize the technology. The current status of our investment in each of these companies is discussed in connection with our description of their respective technology.

POLYMATE, LTD.

         Doctor Oleg Figovsky and Mr. Alex Trossman, our two Israeli consultants, jointly own a company called Polymate, Ltd., which conducts an operation called the Israeli Research Center. The Israeli Research Center consists of a laboratory, employing other scientists/ technicians, in the premises of the Ofek La'Oleh - Jesre'el Valley Initiative Center. The function of the Israeli Research Center is to continue the development of the technologies that we purchased from Dr. Figovsky and to supervise the technology start-up companies in which we participate. We provide all of the funding for Polymate, Ltd. and the Israeli Research Center in the approximate aggregate amount of $22,000 per month, inclusive of consulting fees to Dr. Figovsky, Dr.
L. Shapovalov and Mr. Trossman. Dr. Figovsky and Mr. Trossman are presently retained and compensated by us as consultants. Their original consulting agreements have expired, but their renewal agreements are in the process of negotiation and they continue to receive their compensation. Peter Gulko, one of our significant shareholders and an advisor to our Board, plays a significant role in the management of our relationship with Polymate, Messrs. Figovsky and Trossman and with the development of our Israeli technologies.

VI.  SECURITY & SAFEGUARDS.

The recent events of September 11th have resulted in the creation of a governmental agency to monitor Homeland Security. The products of this division are generally those types of products and technologies, which management believes can provide or be a part of cost efficient and reliable solutions to these Homeland Security needs.

1.  CRYPTO.COM

a. BACKGROUND. In February 2000, we organized Crypto.com., Inc. a Delaware corporation to develop cryptographic systems for secure communication. At that time, we entered into a one-year employment/development contract, extendable by us, with a mathematician-inventor, in which he agreed to develop such a system and which would restrict his ability to work on related products even if the contract was not extended. We have recently extended this agreement. The inventor believes that he can develop the mathematical concepts that can produce a series of secure communication products. The products' use would vary depending on the level of security and speed of the cryptographic system. The inventor's goal is to produce a product that allows secure communication. Secure communications is a growing market that is fueled by the growth of the Internet, by business use of intranets and by the growth of global electronic communications, all of which result in electronic movement of remotely processed corporate files used in multiple locations. The products when developed will be targeted to the appropriate commercial entities. As in the case of all start-up development efforts, there can be no assurance that any commercially viable products will result from our development efforts.

b. INTELLECTUAL PROPERTY. Although in the development stage, the potential intellectual property assets will be protected by trade secrecy laws. The Company has entered into confidentiality agreements with the parties directly involved in the development process. Should commercially viable products be developed, we will then decide whether to patent one or more inventions or to continue to rely on trade secrecy.

c. INVESTMENT. - In 2000, in addition to committing $10,000 to Crypto.com, Inc.'s capital, we spent $220,462 to support the development of its technology. During 2001, we spent $316,000 for the account of Crypto.com, Inc. We own 66.04 % of the equity of Crypto.com, Inc., the inventor owns 18.87%, our consultant who put us in touch with the inventor owns 9.43%, current officers and directors of Eurotech own 2.83% and the remaining 2.83% is owned by former officers of the Company.

d. COMMERCIALIZATION. - The need for secure communications at varying speeds and security levels is a rapidly growing market. Increasing computer power and software continue to defeat low-level and difficult-to-break cryptographic systems and thus increase the value and need for effective absolutely secure communications and higher speed cryptographic systems, which are difficult to break. The commercialization model depends on the speed and level of security of the inventor's mathematical concepts. We envision that we would license such a product, if successfully developed, to many different companies.

When we started Crypto.com, we were under the impression that a patentable system could be produced by the 2000 calendar year-end. That timing has proved optimistic and we focused the inventor on the development of the necessary underlying mathematical concepts of the cryptographic systems that the inventor envisions rather than the development of the complete cryptographic system. In the latter part of 2000, we put together a multi-disciplinary team (cryptography, mathematics and internet security) of third party experts to evaluate and make recommendations on the development of the technology.

During early 2001, the mathematical concepts developed by the inventor were reviewed, analyzed, and evaluated in active interactions between the inventor and our third party experts. On the basis of successful preliminary evaluations of the concepts performed by our third party experts, the inventor undertook the further development of several variants of the mathematical concepts into cryptographic systems for technology demonstration purposes.

While validation studies were being conducted by our third party experts, Eurotech began marketing the technology concepts and cryptographic systems to selected potential users. Limited demonstrations were carried out for several potential users, leading in the fourth quarter of 2001 to preliminary discussion with a telecommunications company on possible licensing of one of the Crypto.com encryption technology variants. These discussions resulted in a non-exclusive licensing agreement to market, license and commercialize its cryptology technology dated as of December 31, 2001, between Crypto.com. and Etelix, Inc. ("Etelix"). Crypto granted a non-exclusive license and right to market for a period of five years. Upon receipt of this cryptology technology, the licensee, Etelix, has 90 days to either use the technology itself or enter into a contract and licensing agreement with third parties for the use of the technology. If the licensee elects to utilize the technology solely for its own purpose, the licensee shall pay to Crypto $100,000 per month for 10 months. In the event that the licensee successfully markets and licenses the Crypto cryptology technology to a third party, the licensee will pay Crypto $1,000,000 within 30 days of the third party agreement. If the licensee enters into a license or market agreement, in which it receives royalty payments, Crypto shall receive 50% of the royalty. In addition, Eurotech continues to seek out potential commercial users for the Crypto.com technology for licensing or joint venture activities.

2.  ACOUSTIC CORE NON-CONTACT INSPECTION TECHNOLOGY

a. BACKGROUND. In a July 2001 agreement, and an amendment to that agreement, dated October 3, 2001, we entered into an acquisition agreement to acquire the rights to certain technologies for certain markets for in-situ remote sensing of hazardous, toxic, explosive, and nuclear waste materials. One of the key technologies acquired is the Acoustic Core(TM) non-contact inspection technology that utilizes acoustic sensing to identify illicit and hazardous materials from their empirically determined acoustic properties. Completed research and development studies have shown that materials can be uniquely identified by their acoustic signatures. This includes the highly explosive and difficult to detect C4 plastic explosive. We are currently preparing the engineering documentation for the rapid development of a screening portal for detecting illicit and dangerous materials on individuals entering secured areas such as public buildings, military reservations, and transportation terminals.

b. INTELLECTUAL PROPERTY. The Acoustic Core technology is covered by U.S. Patent 4,922,467. Additional patent applications have been filed for application of the technology to other remote sensing sensor developments. The patents and all associated intellectual property, inclusive of future uses are currently held by the Company.

c. INVESTMENT. The Company issued 2,500,000 fully paid and non-accessible shares of its restricted common stock, valued at $2,500,000, for the acquisition of the rights to certain technologies for in-situ remote sensing of hazardous, toxic, explosive, and nuclear waste materials. See "Business - Subsurface Remote Sensing Technologies - Investment." During third and fourth quarters of 2001, we spent an additional $25,000 on development, refinement, and marketing of the Acoustic Core part of the acquired technologies.

d. COMMERCIALIZATION. The Acoustic Core(TM) technology has been validated in tests on a variety of materials utilizing prototype instrumentation. Research, which began in 1997 in collaboration with the Battelle Memorial Institute ("BMI"), successfully demonstrated that Acoustic Core(TM) is capable of non-intrusively detecting C4 plastic explosives located within containers. These proof of concept tests have laid the technical foundations for the development and deployment of Acoustic Core(TM) based remote sensing security products. During the fourth quarter of 2001, we submitted proposals to an agency of the U.S. Government in response to a call for new technologies to address urgent homeland security needs. In addition, demonstrations of the prototype instrumentation were conducted for interested commercial and governmental organizations. We seek to enter into licensing, contracted, or joint venture developments with organizations for the development, implementation, and operations of Acoustic Core(TM) based security products. Toward that end, we have focused our marketing efforts on informing security related government, private, and commercial organizations of the potential of Acoustic Core(TM) based technologies to be a cost effective basis for a variety of remote sensing security products.

PATENTS AND TRADEMARKS

         Many entities, including some developing technologies similar to ours, now have and may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. In general, if a court determines that one or more of our products infringes on intellectual property held by others, we would be required to cease infringes on intellectual property held by others, we would be required to cease developing or marketing those products, to obtain licenses to develop and market those products from the holders of the intellectual property, or to redesign those products in such a way as to avoid infringing the patent claims. If a competitor holds intellectual property rights, the entity might be predisposed to exercise its right to prohibit our use of its intellectual property in our products and services at any price, thus impacting our competitive position.

         We cannot assure you that we are aware of all patents and other intellectual property rights that our products may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office issues a patent and, accordingly, we cannot evaluate the extent to which our products may infringe claims contained in pending patent applications. Further, it is often not possible to determine definitively whether a claim of infringement is valid, absent protracted litigation, which we may not have the resources to pursue.

         We cannot estimate the extent to which we may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses. Those costs, and their impact on the net income we might receive could be material. Damages in patent infringement cases can also include a tripling of actual damages in certain cases. To the extent that we are required to pay royalties to third parties to whom we are not currently making payments, these increased costs of doing business could negatively affect our liquidity and operating results.

         In addition, there may be entities developing and marketing technologies which infringe on patents and intellectual property rights held by us. Patent infringement claims are protracted and costly. We may not have the resources to adequately protect our intellectual property. Any expenditures to pursue intellectual property rights by us could negatively affect our ability to market and develop our existing technologies.

COMPETITORS TO EUROTECH'S PRIMARY TECHNOLOGIES

         While we believe that our business model is unique, we find that our technologies are targeted at highly competitive markets. Due to the nature and size of some of the contracts that we bid for, including some of the larger governmental ones, there are sometimes other competitors who may have significantly greater name recognition and greater financial and other resources than we do. We believe however, the proprietary nature of our products when partnered with our level of technical expertise and the quality of our services give us a competitive advantage against some of the entities listed below with respect to some of our primary technologies.

EKOR

         EKOR is a composite material based on a silicone polymer different from other silicones produced by manufacturers such as GE Silicones and Dow Corning, because its performance qualities include resistance to chemical and radiation corrosion. EKOR is also a potential alternative to glass vitrification of low-level radioactive waste.

HNIPU (Hybrid Non-isocyanate Polyurethane)

         HNIPU is a hybrid that outperforms other non-isocyanate polyurethanes and should meet or exceed most of the performance characteristics of other polyurethanes currently available. Some of the major producers of polyurethanes used in coatings and finishes, sealants and adhesives include Akzo Nobel, Dow Chemical and Kansai.

Acoustic Core explosive detection technology

         Major competitors of detection and screening equipment include InVision Technologies and L3 Communications who have equipment installed in major airports for baggage screening.

Crypto.com encryption technology

         There are many communications and data security systems available today that include encryption capability from public and private use to commercial and government applications. One of the largest and most widely used is RSA Security, Inc.

VII. EMPLOYEES

          As of December 31, 2001, we had seven full-time employees and four officers. As of December 31, 2001, we also had various consulting arrangements with individuals and corporations in the United States, Germany, Russia, and Israel to serve its limited additional staffing needs.

         On March 1, 2002, the Company hired Mr. Todd J. Broms as the President and Chief Executive Officer.

         None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be satisfactory and have not experienced any labor problems.

ITEM 2.  PROPERTIES

         For our corporate headquarters, we rent an office suite with 7,861 square feet of space in Fairfax, Virginia under a lease that expires in 2005 and calls for the payment of a monthly rent, including certain taxes and utilities, of $19,229.97, subject to customary escalation. We also pay the rent on executive, sales, and representative offices in Haifa, Israel, the total monthly rent for all of these offices is approximately $1,023. Until March 31, 2001, we also continued to pay $2,800 monthly rent on our former executive office in Washington, DC which we vacated September 1, 2000 but which the landlord was unable to lease.

ITEM 3.  LEGAL PROCEEDINGS

         We were not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TRADING MARKET

         Since September 1, 2000, our common stock has been listed and traded on the American Stock Exchange under the symbol EUO. Prior to that date, our common stock was traded on the OTC Bulletin Board under the symbol EURO.

NUMBER OF SHAREHOLDERS OF RECORD

         As of February 8, 2002, we had 427 shareholders of record. We believe that our common stock is currently held by more than 11,000 beneficial owners.

DIVIDENDS

         To date we have not declared or paid any dividends on our common stock. Our present plan is to retain earnings, if any, for use in our business. However, pursuant to the designation of rights relating to the Series A 3% Preferred Stock ("Series A Preferred"), holders of the Series A Preferred, are entitled to receive dividends at a rate of three percent (3%) per annum of the liquidation preference of $100 per share (the "Liquidation Preference"), which are fully cumulative, prior and in preference to any declaration or payment of any dividend (payable other than in shares of Common Stock) or other distribution on the Common Stock of the Company. The dividends on the Series A Preferred Stock accrue from the date of issuance of each share and are payable semi-annually on June 30 and December 30 of each year (each a "Dividend Date") commencing on June 30, 2002. The dividends on the Series A Preferred Stock are payable only when, as and if declared by the Board of Directors out of funds legally available therefore.

RECENT SALES OF UNREGISTERED SECURITIES

         On January 31, 2001, the Company issued an aggregate of 5,574 shares of its common stock as consideration for consulting services performed by Dr. Figovsky and Mr. Trossman at $2.15 per share, totaling $12,000.

         As of December 31, 2001, the Company issued 12,000 shares of its common stock as consideration for consulting services performed by a consulting company, Econ Investor Relations, Inc. for 3,000 shares per quarter, totaling $9,655.

         In June 2001, the Company reserved for issuance 120,000 shares of its restricted common stock at $.73 per share for consulting services, totaling $87,600. To date, these shares have not yet been issued.

         All of the above transactions were made pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act regarding transactions by the issuer not involving a public offering, in that the transaction was made, without general solicitation or advertising, to a sophisticated investor with access to all relevant information necessary to evaluate this investment.

MARKET PRICE

         The following table sets forth the quarterly high and low selling prices of (for periods since September 1, 2000), or high and low bid prices for (for earlier periods) our common stock:

                                                             SALE OR BID
                                                             -----------
                                                       High                Low
                                                       ----                ---
            2000
            ----
January 1 through March 31                            7.030              2.190
April 1 through June 30                               5.310              3.250
July 1 through September 30                           6.125              3.000
October 1 through December 31                         3.625              1.125

            2001
            ----
January 1 through March 31                            2.750              1.100
April 1 through June 30                               1.420               .640
July 1 through September 30                            .760               .260
October 1 through December 31                         1.330               .250

Sources: American Stock Exchange and Bloomberg, LLC

         The foregoing data for periods prior to September 1, 2000 represent prices between dealers and do not include retail mark-ups, mark-downs or commissions, nor do such data represent actual transactions.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected data as of December 31, 2000 and 2001 and for the years ended December 31, 1999, 2000, and 2001 are derived from and should be read in conjunction with our audited financial statements and accompanying notes included in response to Item 8 below. The data presented below should also be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Response to Item 7 below.

STATEMENT OF OPERATIONS DATA

                                                        1999             2000           2001
                                                        ----             ----           ----

REVENUES                                           $    150,000    $    350,000    $     18,873
OPERATING EXPENSES
     Cost of goods sold                                      --              --           8,160
     Research and development                         1,308,442       3,010,391         747,073
     Consulting fees                                    477,746       1,125,477       2,176,848
     Compensatory element of stock
          issuances pursuant to consulting
          agreements                                  1,312,679         925,717         535,031
     Other general and administrative                 2,057,398       3,427,588       3,435,381
          Expenses
Depreciation and amortization                           144,459       1,631,237       1,899,346
TOTAL OPERATING EXPENSES                              5,300,724      10,120,410       8,801,839

OPERATING LOSS                                       (5,150,724)     (9,770,410)     (8,782,966)
OTHER EXPENSES (INCOME)
     Interest expense                                   588,488         415,425         294,106
     Interest income                                       (464)       (313,046)        (91,837)
     Amortization of deferred and unearned
      financing costs                                   297,286               0               0
     Litigation settlement - in shares of stock         456,278               0               0
     Other Income                                             0               0        (225,000)
TOTAL OTHER EXPENSES (INCOME)                         1,341,588         102,379         (22,731)

NET LOSS                                           $ (6,492,312)   $ (9,872,789)   $ (8,760,235)

BASIC AND DILUTED LOSS PER SHARE                   $      (0.27)   $      (0.23)   $      (0.18)

WEIGHTED AVERAGE COMMON SHARES USED IN BASIC AND
DILUTED LOSS PER SHARE
                                                     24,477,178      42,750,339      48,835,959

BALANCE SHEET DATA

                                                          December 31
                                                     2000               2001
                                                     ----               ----

Working capital (deficiency)                    $  2,116,838       $ (3,166,021)
Total assets                                      11,017,263          8,119,910
Total liabilities                                  5,164,543          4,087,298
Deficit accumulated during development stage     (40,610,695)       (49,370,930)
Total shareholders' equity                         5,852,720          4,032,612

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is a discussion of our financial condition, results of our operations and liquidity. This discussion should be read together with our financial statements and notes included in this report in response to Item 8 below.

         Certain information in this report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends the disclosure in these sections and throughout the Annual Report on Form 10-K to be covered by the safe harbor provisions for forward-looking statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans, and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the Company's use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties, and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

                Important Factors that Might Affect Our Business,
                  Our Results Of Operations and Our Stock Price

         Although the Company believes that its expectations that are expressed in these forward-looking statements are reasonable, the Company cannot promise that its expectations will turn out to be correct. The Company's actual results could be materially different from its expectations, due to a variety of factors, including the following:

     o We may not in fact be able to sell significant quantities or profitably commercialize EKOR(TM) or any of our other technologies. Expressions of interest from potential customers and ongoing negotiations may not result in actual agreements or generation of revenues in the time frame we envision, if at all.
     o We have a limited operating history and, therefore, little history on which to base any forecasts.
     o We have incurred substantial operating losses and risk never making any money.
     o Shareholders face substantial dilution of their equity ownership percentage if our Series A 3% Convertible Preferred Stock is converted, if more of our outstanding options and warrants are exercised, or if more of the shares that we have issued during 2000 and 2001 are repriced or if we have to issue more shares to raise capital. The extent of potential dilution depends significantly on the market price of our outstanding shares and may cause significant dilution in the value of your investment.
     o There is a risk that the Company will be unable to meet the conditions necessary to close the remaining three closing dates pursuant to the $2,500,000 Woodward, LLC Commitment.
     o There is a risk that the Company will be unable to meet the requirements necessary to permit any sales of its stock pursuant to the J&K Private Equity Agreement.
     o There is a risk that the Company may not be able to obtaining future financing due to certain rights given to J&K and Woodward, which other investors may find to be prohibitive.
     o There is a risk that the market will not accept any or many of our products and technologies.
     o We face unknown environmental liability risks, and we don't carry environmental liability insurance.
     o Environmental regulation in various countries may prevent the cost-effective application of some or all of our technologies.
     o Department of Commerce controls or other governmental control of our encryption technology may negatively impact our ability to sell or transfer our technology.
     o We may be subject to significant competition and the existence or development of preferred technologies, which may keep us from selling our products and technologies at a profit or at all.
     o Certain of our Israel-based technologies are based and primarily dependent on the efforts of Dr. Figovsky. If Dr. Figovsky were to cease his association with the Company or if Dr. Figovsky were to die or become incapacitated, this might have an adverse affect on the operations and commercialization of certain of our technologies.
     o Our proprietary technology and patents may not give us adequate protection, therefore others may be able to develop similar technologies or may not allow us to apply our technologies, either at all or without paying license fees.
     o   Our common stock may cease to be listed on the American Stock Exchange.
     o We may run out of money before we begin to generate cash flow from operations and we may not be able to obtain needed financing.

         Forward-looking statements included in this Report speak only as of the date of this Report and we do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

OVERVIEW

         We are a development stage company acquiring and developing differentiated emerging technology assets. We enhance these assets by managing comprehensive engineering and scientific development programs designed to create a complete vertically integrated array of solutions. We commercialize these assets using various financial and transactional vehicles including: technology transfer, licensing, joint venture, and distribution agreements. Our current emphasis is on technologies developed by prominent research institutes and individual researchers primarily in the former Soviet Union/Israel or by independent research organizations in the United States. Since our formation, we have acquired selected technologies through equity investments, assignments, and licensing arrangements.

         In the following paragraphs, we will attempt to provide you with a picture of where we stand on the various technologies on which we are currently working. These technologies are described in detail in Part I, Item 1of this report.

         We are not a subsidiary of another corporation, entity, or other person. We do not have any subsidiaries except to the extent that Israeli start-up companies in which we have invested and in the equity of which we hold a greater than 50% equity interest, and a U.S. company that we control, may be deemed to be subsidiaries.

         In the first quarter 2001, we grouped for management purposes most of our technologies other than EKOR(TM) and Crypto.com in what we call our Advanced Performance Materials (APM) Division. The approach of APM is to concentrate financial and human resources in the first instance on the commercialization of those technologies that we have determined offer the most immediate promise in terms of size of market and potential market acceptance. We comment below on the status of these technologies in accordance with our current order of priority. In the second quarter 2001, we organized what we call our Nuclear and Environmental Technology Solutions (NETS) Division. NETS aims to acquire and implement technologies needed for global remediation and monitoring of contaminated areas, including management of hazardous materials, or for exploration of the environment in search of needed minerals or other resources. At this time, NETS includes the EKOR(TM) family of products, Rad-X(TM) and the sub-surface remote sensing technologies, but it is expected in the future to include other technologies. In the fourth quarter 2001, we organized the Security & Safeguards Division (S&S) to manage the technologies we have that relate to personal, corporate, and national security. S&S includes the Crypto encryption technology and inspection technology for containers that can detect explosives and other hazardous materials. The organization of these three operational units recognizes the diverse markets and objectives of our technologies and allows budgeting and strategic planning to be tightly focused. The following discussion of technologies is grouped by division or segment.

NUCLEAR & ENVIRONMENTAL TECHNOLOGY SOLUTIONS (NETS)

1. EKOR(TM) - In 2001, we successfully completed transfer of the technology to make EKOR(TM) products in the United States. The Company's manufacturing licensee for EKOR(TM), NuSil Technologies, is now producing EKOR(TM) under agreement with us at its facilities in California. This agreement will allow EKOR(TM) materials to be manufactured in volumes sufficient to support initial EKOR(TM) sales both in the USA and outside the USA. We contemplate developing more local production in Europe and Asia as increased demand provides favorable production economics. Testing performed on the US-produced material validated EKOR's expected performance and provided information required by contractors at Department of Energy (DOE) sites. We will continue to perform testing on additional product forms of EKOR(TM) in 2002.

         In March 2001, the EKOR(TM) family of products was presented to waste management professionals from around the world at the annual Waste Management Symposium in Tucson, Arizona. The reception and interest in EKOR(TM) were excellent.

         For expansion in 2001 we budgeted approximately $1,800,000 on consulting fees, testing, application procedures, and equipment development, dedicated staff resources, and other expenses related to the marketing of EKOR(TM) products, of which we spent about $1,444,000. The lower expenditures reflect the slowness of the market to develop, requiring less resources. In the second quarter of 2001, we performed bench-scale tests at three Department of Energy (DOE) sites and received one order ($7,500) for a full-scale demonstration at a DOE-funded facility in Ohio. In the third quarter, we performed full-scale demonstrations on non-contaminated materials at the Savannah River Site (SRS) in South Carolina (paid for by Westinghouse Savannah River Company), the Battelle Laboratory in Columbus, Ohio (paid for by Battelle Memorial Institute), and in Santa Barbara, California for personnel from Rocky Flats Environmental Technology Site (RFETS, near Denver, Colorado). All demonstrations highlighted the ability of EKOR(TM) to coat a wide variety of materials successfully. These demonstrations provided feedback that enabled the Company to enhance existing formulations resulting in more efficient application systems and a more user-friendly product. The enhanced coating formulation, EKOR(TM) Sealer Plus, was delivered to the market in October. In August, Eurotech, in cooperation with COGEMA Engineering Corporation, presented a proposal to DOE's Office of River Protection at Richland, Washington, to evaluate EKOR(TM) as an alternate tank waste stabilization technology; talks are ongoing with DOE and their prime contractor on how the evaluation will be performed. In August, Eurotech signed an agreement with Waste Control Specialists LLC (WCS) to evaluate the use of EKOR(TM) on waste streams being processed by WCS. Testing was performed in October on several waste streams, and commercial strategies are being developed to focus on opportunities to macroencapsulate waste shipments from DOE starting in December 2001. EKOR(TM) was selected as a participant in the Large Scale Demonstration & Deployment Project (LSDDP) being funded by the DOE at the Idaho National Engineering & Environmental Laboratory (INEEL). We believe that the fourth quarter of 2001 was unfortunately marked by a general budget reassessment and work slowdown within the DOE due to a reprioritization of activities in the wake of the events of September 11th. The INEEL LSDDP, project planning on tank waste, and most other DOE-related activities were postponed until first quarter 2002. RFETS purchased a small quantity of EKOR(TM) Sealer Plus in November and was scheduled to perform a test on it in the first quarter 2002.

2. RAD-X(TM) - In the fourth quarter of 2001, NETS introduced a new fire-resistant contamination fixative to the market. Derived from our Firesil(TM) product, Rad-X(TM) is a complement to our EKOR(TM) product line and provides a low-cost alternative where long-life and long-term isolation are not concerns, but adhesion and fire-resistance are important. Those criteria apply to many contaminated facilities being dismantled and we anticipate a healthy growth of this product in 2002. A small initial quantity was sold in 2001, and several sites have indicated plans for purchase in first quarter 2002.

3. SUBSURFACE REMOTE SENSING TECHNOLOGIES - On September 25, 2001, we acquired from Trylon Metrics, Inc., the worldwide rights to patented remote sensing technologies, Electromagnetic Radiography(TM) and Acoustic Core(TM), for 2,500,000 shares of our common stock. We believe that this acquisition will both enhance our ability to market EKOR(TM) products and position Eurotech as a prime technology source for various environmental markets. We can now offer integrated environmental remediation products, and assessment and monitoring services throughout the life cycle of nuclear remediation and hazardous waste cleanup projects. EMR(TM) and Acoustic Core(TM) technologies provide 3D images of subsurface contaminants with a high degree of discrimination and precision. We believe these technologies offer large area coverage at high resolution and are significantly more cost effective than monitoring methods currently used for environmental assessments. In addition to the complementary benefits of these technologies for EKOR(TM) products, Acoustic Core(TM) was demonstrated to the U.S. Customs Service as capable of detecting plastic explosives. Research, which began in 1997 in collaboration with Battelle Memorial Institute, successfully tested Acoustic Core(TM) as capable of detecting C4 plastic explosives located within containers by non-intrusive methods; we believe markets for this technology exist in the security sector of our economy. The technologies have been proposed for use to the DOE as follow on Phase 2 work to be conducted at Hanford. There have also been proposals forwarded for oil exploration related activities. Three patent filings have been executed, which address the use of the technology in the area of marine geophysical exploration for oil and natural gas. Two large dredging and marine environmental projects based in the U.S. have been forwarded technical and pricing proposals for use of the technology in identification of marine sediment contaminants. The U. S. government General Accounting Office has identified one of these technologies for future use in continuing government research for detection and classification of land mines. The level of interest is significant and we expect to have paid demonstrations in the second quarter of 2002. Depending on the success of those demonstrations, we anticipate receiving orders for project implementation starting in the third quarter 2002. We are marketing to U.S. agencies (DOE, DOD and EPA) and companies either performing work for those agencies or responsible for cleanup activities being required by them. As our penetration of these markets increases, we anticipate interest from Western Europe and East Asia, with paid demonstrations in the fourth quarter 2002. The ability of AcousticCore(TM) and EMR(TM) in resource detection (oil, gas, minerals) will be explored in 2002, but will not be a priority. We may enter into licensing, contracted, or joint venture developments to facilitate the implementation of these technologies.

ADVANCED PERFORMANCE MATERIALS (APM)

1. HNIPU (Hybrid Non-Isocyanate Polyurethane) - In 1998, we purchased the HNIPU technology from the inventor, Dr. Oleg Figovsky. HNIPU is intended to be incorporated in commercial coatings, paints, adhesives, and foams as a replacement for conventional polyurethane binders. Research, development, and sample production activities have been performed by Chemonol, Ltd. an Israeli start-up company in which Eurotech holds majority ownership and to which Eurotech has funded these directed activities. A U.S. based international paint and coating company with annual revenue of approximately $2 billion and in the top ten (10) of global paint and coating producers has notified Eurotech of its interest in licensing worldwide exclusive rights for HNIPU use in its paint and coating products. Additionally, we had independently entered discussion with a subsidiary of this company for the technology transfer and toll production of HNIPU binder. As one of these companies is a wholly owned subsidiary, when we learned of the corporate relationship the offers were consolidated, and we have entered into formal negotiations with the corporate parent of these companies. A U.S.-based paint and coatings company ranked in the top 100 of North American producers has expressed interest in and requested rights to HNIPU for specific market segments and is interactively evaluating samples provided by Eurotech. Two multi-national companies in the personal care business had requested a linear variant of HNIPU. We are in discussions with one company for its evaluation and consideration of L-NIPU, but this is currently a low priority activity. Recently, we achieved a major milestone with the production of HNIPU rigid foam. At our direction, Chemonol prepared samples that have been submitted to a west coast aerospace manufacturer for analysis in lightweight structural applications. This firm has completed its preliminary analysis, which has provided useful data on product refinement and market needs. We have received a proposed joint research and development (R&D) and licensing agreement from a European company dominant in its field for worldwide exclusive rights to HNIPU foam for its specific market segment. The agreement provides for an initial period of joint R&D to tailor the foam to its unique product specifications with subsequent exclusive rights to its market segment. We have entered into negotiations with this company. Current marketing of the varied forms of HNIPU has been focused on Eurotech's strategic goal of licensing HNIPU technology for the purpose of receiving licensing fees and generating royalty revenue.

2. FIRESIL(TM) (Intumescent Fire-Stop Coating) - We have transferred this technology to a U.S.-based toll manufacturer and have produced Firesil successfully in the U.S. We have concluded that the product is cost-competitive with known alternatives. We have filed for the trademark FIRESIL(TM) and have initiated patent activity on interior and exterior formulations. The interior and exterior forms were subjected to the American Society for Testing and Material (ASTM) E-84 fire test by an accredited lab. Both passed with excellent results achieving Class A equivalent results. We are actively seeking licensing partners or buyers for this technology.

3. SPCE (Sulfochlorinated Polyethylene Coatings) - During 2001, we paid $30,000 of a committed $60,000 initial investment in Corpem, Ltd., a new Israeli start-up currently housed in the Ofek La'Oleh Jesre'el Valley Initiative Center under the Israeli incubator program, for which we will receive 20% of the equity of Corpem. Corpem will investigate the feasibility of water-based suspensions utilizing innovative cross-linking agents, which would result in non-toxic environmentally friendly, highly stable, crack resistant coatings for concrete, metal or rubber.

4. OTHER ISRAELI TECHNOLOGIES - We refer you to the description of our business in Part I, Item 1 of our 2001 Form 10-K Annual Report for a description of each of these technologies other than those discussed above; they are there identified as:

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

We had no activity with respect to these technologies in the year of 2001.

RISKS RELATING TO OUR INTERESTS IN ISRAEL

Even though a majority of our current developmental efforts are not focused on our Israel-based subsidiaries, due to the current political and military developments, we believe that certain risks relating to our limited operations in Israel should be addressed. Some of the risks that might negatively impact our Israeli interests include:

     o Any future armed conflicts or political instability in the region would likely negatively affect local business conditions and harm our results of operations;

     o Our results of operations may be negatively affected by the obligation of our personnel or consultants to perform military service, where reservists may be called to duty in emergency situations; and

     o There might be changes to the policies underlying the grants our Israeli companies have received from the Law for the Encouragement of Capital Investments, 1959 Government of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or Chief Scientist.

SECURITY & SAFEGUARDS DIVISION (S&S)

1. CRYPTO.COM - During 2001 the Crypto.com mathematical concepts were further developed, analyzed, and evaluated for application to a range of commercial encryption needs. The inventor undertook the development of software demonstration models for the purpose of accelerating the marketing of the underlying technology to potential users. In the fourth quarter of 2001, preliminary discussions were initiated with Etelix, Inc. ("Etelix") for possible licensing of one of the Crypto.com variants. These discussions eventually led to the signing of an agreement in early January 2002 for the final development and delivery of the first Crypto.com commercial encryption software package. Upon successful adoption by Etelix of the to be delivered technology into Etelix's telecommunications platform, Eurotech will receive a licensing fee and royalties on future sublicensing by Etelix.

2. ACOUSTIC CORE NON-CONTACT INSPECTION TECHNOLOGY - During the third and fourth quarters of 2001, Eurotech undertook the marketing of the Acoustic Core(TM) technology for applications to the detection of illicit and hazardous materials, particularly for the detection of C4 plastic explosive. Contacts were made with manufacturers of existing security screening equipment, such as those used in airport terminals, for the purpose of licensing or joint venture development of enhanced screening equipment to routinely check for illicit and hazardous materials. Several demonstrations were conducted on the prototype Acoustic Core(TM) sensor system for commercial and governmental organizations. Late in the fourth quarter of 2001, in response to a call for new technologies to address urgent homeland security needs, Eurotech submitted four proposals to an Agency of the U.S. Government for the development of Acoustic Core(TM) based advanced detection systems.

OUR RESULTS OF OPERATIONS

COMPARISON OF 2001 AND 2000

         For the year ended December 31, 2001 and year ended December 31, 2000, we incurred operating losses of $8,783,000 and $9,770,000 respectively. The losses result principally from expenses incurred in the acquisition and development of our technologies, consulting costs, general and administrative expenses and the absence of revenues. The smaller loss in the 2001 period resulted principally from a reduction in research and development expenditures.

         In 2001, we recognized $19,000 in revenue from operations relating to demonstrations of EKOR(TM) and Firesil(TM) Products. Revenue for 2001 was from our demonstrations of EKOR(TM) and Firesil(TM) Products. For the year ended December 30, 2000, we had $350,000 of revenue from our completion of our sale of the TetraPak and Re-sealable Can Technologies to Advanced Technology Industries, Inc. (ATI, formerly the Kurchatov Research Holdings, Ltd.) pursuant to an agreement we entered into in 1999.

         Research and development expenses decreased by $2,263,000 to $747,000 for the year ended December 31, 2001 from $3,010,000 for the year ended December 31, 2000. During 2001, we spent $400,000 on further EKOR(TM) development and $374,000 on development of other technologies. We are continuing to fund the commercialization of EKOR(TM), including variants and product improvements, developed and being developed in Russia by scientists and researchers at Kurchatov Institute and members of Euro-Asian Physical Society (EAPS). During 2001, we paid consulting fees to and travel expenses for several EAPS members to arrange for EKOR(TM) performing testing at Chernobyl in Ukraine and to transfer the key EKOR(TM) technology to our manufacturing partner in California.

         Consulting expenses increased by $661,000 to $2,712,000 for the year ended December 31, 2001 from $2,051,000 for the year ended December 31, 2000, which includes $535,000 for 2001 and $926,000 for 2000 of compensatory element of stock issuances pursuant to consulting and other agreements. The increase in consulting expense resulted principally from an increase in the number of consultants working in the EKOR(TM) business development area.

          Other general and administrative expenses increased by $7,000 to $3,435,000 for year ended December 31, 2001 from $3,428,000 for the year ended December 31, 2000. The increase is attributable principally to increases in fees associated with securing capital financing, SEC filings, office rent, employee benefits, patents and trademark expenses.

         Depreciation and amortization increased by $268,000 to $1,899,000 for the year ended December 31, 2001 from $1,631,000 for the year ended December 31, 2000, of which $1,610,000 in each period was for the amortization of acquired EKOR(TM) technology rights and related to our November 1999 purchase of technology rights from the company now called Advanced Technology Industries, Inc. ("ATI"). The increase is attributable to the amortization of acquired Acoustic Core(TM) technology rights of our July 2001 purchase of technology rights from Trylon Metrics, Inc.

         Interest income/other income increased by $4,000 to $317,000 for year ended December 31, 2001 from $313,000 for the year ended December 31, 2000. The increase is from recognizing revenue as other income due to the fact that the Company has fulfilled all of its obligations under the January 28, 1997 agreement with American Autopark, Ltd. ("Arbat"). Interest expense decreased by $121,000 to $294,000 for year ended December 31, 2001 from $415,000 for the year ended December 31, 2000. This decrease was due principally to the conversion of $2,160,000 principal amount convertible debentures, and the repayment in cash of $500,000 principal amount, of previously outstanding convertible debentures.

COMPARISON OF 2000 AND 1999

         For the year ended December 31, 2000 and year ended December 31, 1999, we incurred operating losses of $9,770,000 and $5,151,000 respectively. The losses result principally from expenses incurred in the acquisition and development of our technologies, consulting costs, general and administrative expenses and the absence of revenues.

         For the year ended December 31, 2000 and year ended December 31, 1999, we recognized as revenue $350,000 and $150,000 respectively that we received from the sale of certain technology in a transaction that we discuss further in
Note 3 to our Financial Statements. The only other revenues we have received since inception have been $19,000 from demonstrations of our EKOR(TM) and Firesil(TM) products in 2001.

         Research and development expenses increased by $1,702,000 to $3,010,000 for the year ended December 31, 2000 from $1,308,000 for the year ended December 31, 1999. Research and development expenditures for 2000 included $1,405,000, including expenses, related to our continuing investment in six Israeli technology companies and $565,000 for our Russian technologies.

         We funded the commercialization of EKOR(TM), including variants and product improvements, developed and being developed in Russia by scientists and researchers at Kurchatov Institute and members of Euro-Asian Physical Society
(EAPS). During 2000, we paid consulting fees to and travel expenses for several

EAPS members to arrange for EKOR(TM) performing testing at Chernobyl in Ukraine and to transfer the key EKOR(TM) technology to our manufacturing partner in California.

         Consulting expenses increased by $261,000 to $2,051,000 for the year ended December 31, 2000 from $1,790,000 for the year ended December 31, 1999, which included $926,000 for 2000 and $1,313,000 for 1999 of compensatory element of stock issuances pursuant to consulting and other agreements. The increase in consulting expense resulted principally from hiring more consultants and increased fees.

         Other general and administrative expenses increased by $1,371,000 to $3,428,000 for year ended December 31, 2000 from $2,057,000 for the year ended December 31, 1999. Costs, aggregating $600,000, related to the marketing and management to commercialize our technologies. The remainder of the increase is accounted for by a variety of expenses, including increases in rent and personnel costs, including salary increases and bonuses.

         Depreciation and Amortization increased by $1,487,000 to $1,631,000 for year ended December 31, 2000 from $144,000 for the year ended December 31, 1999. Included in depreciation and amortization expense for 2000 is amortization expense of $1,610,000 related to our November 1999 purchase of technology rights from ATI.

         Other expenses, consisting of interest expense and amortization of deferred and unearned financing costs, decreased by $1,240,000 to $102,000 for the year ended December 31, 2000 from $1,342,000 for the year ended December 31, 1999. Amortization of deferred and unearned financing costs decreased from $297,000 for 1999 to $0 for 2000. The decrease in the amortization of deferred and unearned financing costs is attributable principally to our having fully amortized such costs during 1999, 1998, and 1997. In addition, through conversion and repayments we reduced our interest bearing debt during 2000 by $3,510,000.

LIQUIDITY AND CAPITAL RESOURCES

         SUMMARY OF WORKING CAPITAL AND STOCKHOLDERS' EQUITY

         As of December 31, 2001, we had negative working capital of approximately ($3,166,000) and Stockholders' Equity of $4,033,000 compared with working capital of just under $2,117,000 and Stockholders' Equity of just under $5,852,720 as of December 31, 2000. Stockholders' Equity declined mainly for three reasons. First, our operating losses increased due primarily to the fact that we increased the number of consultants working in the EKOR(TM) business development area and in the financial consulting area. Second, we were unable to obtain infusions of additional capital in amounts sufficient to fund our operating losses and our other uses of cash described in our financial statements and otherwise discussed below. But, the losses also resulted from the lack of significant sales, transfers or licensing of our technology.

         LIQUIDITY

         We expect to close the remaining three additional sales of Series A 3% Convertible Preferred Shares (the "Series A Preferred Shares") to Woodward, LLC pursuant to its $2,500,000 commitment. Additionally the Company believes that it will be able to sell its shares pursuant to the Jenks & Kirkland, Ltd. (J&K)

$10,000,000 Private Equity Agreement, which will provide liquidity from time to time until the Company generates revenues or other income from the sale, licensing or transfer of its technologies and services.

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

     o $2,832,000 from the issuance on December 31, 1999 of 1,882,353 shares and of a warrant to buy an additional 200,000 shares of our common stock to Woodward LLC;

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

     o $972,400 from the issuance as of September 6, 2001 of 3,000,000 shares of our common stock to five (5) individuals and one corporation; and

     o $883,000 from the issuance as of February 9, 2002 of 10,000 shares of Series A 3% Convertible Preferred Stock (convertible into 2,000,000 shares of our common stock, as adjusted by certain repricing provisions) to Woodward, LLC (the "$2,500,000 Woodward Commitment").

     o   PRIVATE EQUITY AGREEMENT WITH JENKS & KIRKLAND, LTD.
         On February 22, 2002, Eurotech, Ltd. entered into a Private Equity Agreement with Jenks & Kirkland, Ltd. ("J&K"). Subject to the terms and conditions of the Private Equity Agreement, Eurotech may from time to time at its discretion sell up to an aggregate of $10 million of its common stock, par value $.00025 per share, to J&K at a 10% discount to market prices, which is defined as the average of the lowest Bid Prices (not necessarily consecutive) for any three Trading Days during the ten Trading Day period immediately following a Put

         Date, wherein the Company has given notice to J&K that it intends to sell its stock.

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

         The remaining $3,000,000 principal amount of debentures held by JNC Opportunity Fund Ltd. ("JNC"), along with any outstanding charges and interest, were converted into 6,000,369 non-restricted, shares of common stock. In addition, we issued a Warrant to purchase 500,000 shares of common stock at $1.00, and reimbursed JNC for legal fees up to $25,000.

         SECURED FINANCING

         On January 6, 1999, Dr. David Wilkes, then our Chairman, and the holder of most of our then outstanding convertible debentures between them provided $450,000 of short-term financing to us, evidenced by $50,000 and $400,000 secured promissory notes, respectively. Each secured promissory note bore interest at 13% per annum and was due January 6, 2000. The promissory notes were collateralized by our intangible assets and could be exchanged for 8% convertible debentures under terms similar to the current outstanding debentures. We repaid the $400,000 note on its due date from the proceeds of the December 31, 1999, $3,000,000 stock and warrant issue. Dr. Wilkes converted his $50,000 note plus accrued interest into 200,000 shares of our common stock.

         TREASURY STOCK

         During 2000, we expended a total of $8,477,721 to repurchase 3,531,976 previously issued shares of common stock, of which we spent $4,350,000 to buy 2,500,000 shares in the private transactions described further in our Annual Report on Form 10-K for the year ended December 31, 2000 and the balance of which we spent to buy 1,131,976 shares in the market.

SECURITIES PURCHASE AGREEMENT WITH WOODWARD, LLC TO SELL SERIES A 3% CONVERTIBLE PREFERRED STOCK

         On February 1, 2002, the Company executed an agreement with Woodward, LLC ("Woodward") for the private placement of Series A 3% Convertible Preferred Stock (the "Preferred Stock") with a commitment amount of $2,500,000 to support ongoing operations, corporate development and development of its technologies (the "February 1, 2002 Agreement"). On February 1, 2002 the Company amended its Articles of Incorporation to designate 25,000 shares of its preferred stock as "Series A 3% Convertible Preferred Stock" and to establish the preferences, conversion rights, voting powers, restrictions, limitation as to distributions, qualifications, and terms of redemption of the Preferred Stock.

         In connection with the initial closing under the February 1, 2002 Agreement which took place on February 6, 2002, Eurotech issued 10,000 shares of Preferred Stock for $1,000,000, which is convertible, at the option of shareholder, into shares of common stock, $.00025 par value per share, of the Company (the "Common Stock") at $.50 per share. The holders of Preferred Stock are entitled to receive dividends at a rate of three percent (3%) per annum of the liquidation preference of $100 per share (the "Liquidation Preference"), which are fully cumulative, prior and in preference to any declaration or payment of any dividend (payable other than in shares of Common Stock) or other distribution on the Common Stock of the Company. The dividends on the Preferred Stock accrue from the date of issuance of each share and are payable semi-annually on June 30 and December 30 of each year (each a "Dividend Date") commencing on June 30, 2002. The dividends on the Preferred Stock are payable only when, as and if declared by the Board of Directors out of funds legally available therefor. Moreover, holders of the Preferred Stock are entitled to a preferred distribution in the event of a liquidation, dissolution or winding up. In addition, as part of the closing of the February 1, 2002 Agreement, Woodward and the Company entered into a Registration Rights Agreement dated as of February 1, 2002, wherein the Company granted certain registration rights to Woodward including, but not limited to, the provision that that Company shall prepare and file with the Securities and Exchange Commission ("SEC"), as soon as possible after the Closing Date but in no event later than May 20, 2002, either a Registration Statement or an amendment to an existing Registration Statement, in either event registering for resale by Woodward shares of Common Stock issuable in respect of the Preferred Stock sold pursuant to the February 1, 2002 Agreement.

         As part of the February 1, 2002 Agreement, the Company also executed a Repricing Rights Agreement (the "Repricing Agreement"). Under the Repricing Agreement, upon conversion, all of the Common Stock issued to Woodward is subject to repricing. Upon conversion of the Preferred Stock into Common Stock, the earliest tranche of which is convertible no earlier than September 1, 2002, Woodward has the right to have additional shares of Common Stock issued to it to the extent that during the month immediately following conversion of the Preferred Stock the market price of the Company's outstanding shares is not at least equal to a specified price in excess of the original issue price. Pursuant to these reset provisions, during each Repricing Period, if the average of the lowest Closing Bid Prices for any five (5) Trading Days (not necessarily consecutive) during a Repricing Period (the "Repricing Price") is not equal to or greater than the Target Price, then the Repriced Shares shall be repriced, and the Company shall issue to Woodward the number of additional shares of Common Stock as determined by the following formula: (Target Price-Repricing Price) multiplied by (the Number of the Repriced Shares) divided by the Repricing Price. The initial Target Price is $3.618 per share.

         The three closing dates for the sale of the remaining balance of $1,500,000 of the $2,500,000 commitment are May 30, 2002, August 30, 2002 and
November 30, 2002. These closings are subject to customary conditions to closing, including but not limited to, the issuance and delivery of the subject securities, reaffirmation of all representations and warranties of the Company made in the February 1, 2002 Agreement, issuance an opinion by the Company's counsel, timely issuance of all shares pursuant to the Repricing Agreement, availability and reservation of shares for issuance under the Agreement and a representation and warranty that there has been no material adverse change to the business, operations or financial condition of the Company.

         The Company has also agreed to make its best reasonable efforts to increase the authorized capital from 100,000,000 shares of common stock, par value $.00025 per share to 200,000,000 shares. The Company has agreed to authorize and reserve for issuance, free from pre-emptive rights, 10,000,000 shares of common stock for purposes of issuance of the shares for the above repricing agreement. Upon the amendment of its articles of incorporation, the number of shares to be reserved for this repricing agreement will increase to 20,000,000.

AMENDMENTS TO PRIOR WOODWARD, LLC AGREEMENTS

         In connection with the above-referenced private placement and pursuant to the Repricing Agreement, the Company and Woodward have modified certain terms and provisions of two previously executed Stock Purchase Agreements, specifically the Common Stock Purchase Agreement dated April 17, 2000 for 2,000,000 shares and the Common Stock Purchase Agreement dated March 30, 2001 for 1,333,333 shares.

         With regard to the Second and Third Repricing Periods of the Common Stock Purchase Agreement dated April 17, 2000, by a Letter Agreement dated December 28, 2001 the Company and Woodward modified the reset shares and satisfied all obligations arising out of the Second and Third Repricing Periods that were due and owing by the Company by issuing 2,500,000 shares of Common Stock to Woodward.

         Additionally, the Company and Woodward agreed to modify the reset shares and satisfy all obligations arising out of the Fourth and Fifth Repricing Periods of the Common Stock Purchase Agreement dated April 17, 2000. This was done through the issuance of 6,000,000 additional shares of the Company's Common Stock. With respect to the number of additional shares issuable pursuant to the Sixth Repricing Period of the Common Stock Purchase Agreement dated April 17, 2000 and the First, Second, and Third Repricing Periods of the Common Stock Purchase Agreement dated March 30, 2001, the number of shares shall be reduced or increased, as the case may be and in four equal installments by the amount that the 6,000,000 additional shares are greater than (in which case there shall be a reduction) or less than (in which case there shall be an increase) the number of shares exceeding zero determined according to the following formula:

         As to 3,000,000 of the 6,000,000 Shares:

         (3.76-Measurement Period Price) x (333,333)/ Measurement Period Price), where the Measurement Period Price is the average Closing Bid Price for the period commencing on March 1, 2002, and ending twenty (20) Business Days after such date.

         As to 3,000,000 of the 6,000,000 Shares:

         (3.76-Measurement Period Price) x (333,333)/ Measurement Period Price), where the Measurement Period Price is the average Closing Bid Price for the period commencing on April 1, 2002, and ending twenty (20) Business Days after such date.

         In the event that such adjustment results in a reduction in the number of additional shares issuable pursuant to the Sixth Repricing Period of the Common Stock Purchase Agreement dated April 17, 2000 and the First, Second, and Third Repricing Periods of the Common Stock Purchase Agreement dated March 30, 2001, exceeding the number of additional shares issuable, Woodward shall surrender to the Company for cancellation, without payment of any consideration by the Company, shares of Common Stock owned by Woodward in an amount equal to the excess shares as calculated above.

POTENTIAL SHARE ISSUACE UNDER REPRICING PROVISIONS

         Holders of our common shares are subject to the risk of additional and substantial dilution due to the repricing provisions in our several agreements with Woodward, LLC. The agreements pursuant to which we raised, net proceeds of $6,000,000, $10,687,500 and $2,840,000 from Woodward LLC in March and April 2000 and March 2001 were modified in February of 2001, modified in May of 2001, and again modified as of September 17, 2001. All three of these agreements, as modified by the modification agreements, contain repricing provisions that require us to issue additional shares in the proportion to which the outstanding shares of our common stock trade during specified time periods at prices below the $3.76 target price specified in the respective agreements as modified to date.

         As of the date on which this report is filed, we have already issued to Woodward an aggregate of 12,872,934 additional shares based on the applicable repricing provisions. From the April 2000 and March 2001 Woodward LLC financings, there remain only four monthly repricing periods, which in May 2002. Because the repricing is based on the $3.76 target price compared to actual market prices of shares, it is impossible to predict exactly how many more shares we will need to issue to Woodward, LLC.

         We have calculated some hypothetical examples of potential dilution, taking into account the impact of the repricing provisions for the April 2000 and March 2001 Woodward Agreements. Assuming an average market price of $3.00 per share for the four remaining monthly repricings, we would need to issue by the end of August 2002 a total of 422,222 shares. Assuming an average market price of $2.00 per share for the four remaining monthly repricings, we would need to issue by the end of August 2002 a total of 1,466,667 shares. Assuming an average market price of $1.00 per share for the four remaining monthly repricings, we would need to issue by the end of August 2002 a total of 4,600,001 shares. Assuming an average market price of $0.45 per share for the four remaining monthly repricings, we would need to issue by the end of August 2000 a total of 12,259,267 shares.

PRIVATE EQUITY AGREEMENT WITH JENKS & KIRKLAND, LTD. (J&K)

OVERVIEW

         On February 22, 2002, we entered into a financing agreement with Jenks & Kirkland, Ltd. ("J&K"), providing for the potential future issuance and sale of shares of our common stock. The agreement is referred to in this annual report as the Private Equity Agreement. The following description of the Private Equity Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Private Equity Agreement, which we have included as an exhibit to a prior filing on Form 8K, which is incorporated herein by reference.

         Pursuant to the Private Equity Agreement, the Company, at its option, can sell to the investor up to $10 million of its common shares over a period of twenty-four (24) months. The common shares to be sold must be registered. Each sale is limited to a maximum put amount which is the lesser, with respect to any Put, of (i) the lesser of (a) One Million Dollars ($1,000,000), or (b) two hundred (200%) percent of the Weighted Average Volume for the twenty (20) trading days immediately preceding the Put Date, (ii) the maximum amount of Common Stock that may be issued without the approval of the Company's Shareholders according to the rules and regulations of the American Stock Exchange, or (iii) the amount specified in Section 7.2(j) of the agreement, which limits the aggregate number of Put Shares to be purchased by J&K to less than 9.9% of the total issued and outstanding shares of Eurotech common stock and is subject to various other limitations and restrictions. The initial sale price of the common stock is based on 90% of the average of lowest three days closing prices of its common stock during the 10 trading days immediately following the Put Notice date. In addition to the Put Shares, the Company shall issue to J&K a certain number of shares of common stock of the Company, if the Company exercises its right to declare a Blackout Period (during which J&K may not sell or offer to sell its Registrable Shares of the common stock of the Company) upon the occurrence of a Potential Material Event and a decrease in the Bid Price of the shares of common stock of the Company on the day following such exercise. The number of shares to be issued will be based upon the number of Put Shares held by J&K, the decreased Bid Price and the number of remaining Put Shares not held by J&K.

                    NECESSARY CONDITIONS BEFORE WE MAY ISSUE
            A PUT NOTICE AND J&K IS OBLIGATED TO PURCHASE OUR SHARES

         The following conditions must be satisfied before we may issue a Put Notice and J&K is obligated to purchase the shares of common stock that we wish to sell:

o a registration statement covering the resale of shares of our common stock purchased under the Private Equity Agreement must have been declared effective by the SEC and must remain effective as of each date on which a closing of a purchase and sale of shares occurs;

o neither we nor J&K can have received notice that the SEC has issued or intends to issue a stop order or has otherwise suspended or withdrawn the effectiveness of the registration statement or has threatened or intends to do so;

o our representations and warranties to J&K contained in the Private Equity Agreement must be true and correct in all material respects as of the date they have been made and on each date we issue a Put Notice, if not specified otherwise in the representation;

o we must have performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by the Private Equity Agreement and the related registration rights agreement between us and J&K and we must not be in default under any of those agreements;

o no statute, rule, regulation, executive order, decree, ruling or injunction may be in effect and no proceeding may have been commenced which affects any of the transactions contemplated by the Private Equity Agreement;

o since the date of filing of the Company's most recent SEC Document, no event that had or is reasonably likely to have a Material Adverse Effect can have occurred;

o for the twenty (20) Trading Days immediately preceding the Put Date, the Weighted Average Volume of the Common Stock on the Principal Market shall exceed $50,000.

o the trading of our common stock must not have been suspended by the SEC, the principal market for our common stock or the National Association of Securities Dealers and the common stock must be approved for listing or quotation and must not have been delisted;

o we must not have any knowledge of any event that could reasonably be expected to cause the registration statement to become ineffective and is likely to occur within the valuation period following the Put Notice;

o the maximum number of shares that we might sell under such Put Notice must not cause the total number of all common shares issued under the Private Equity Agreement to exceed 9.9% of our total shares outstanding on the date of each Closing Date; and

o our outside counsel must have delivered an opinion letter that is typical of "10b-5" letters in form and substance at the time(s) and in the form specified in the Private Equity Agreement.

We have further agreed:

o not to disclose any material nonpublic information to J&K without disclosing the information to the public, unless we identify this information as material nonpublic information and give J&K an opportunity to accept or refuse the information; and

o to issue, and have issued, a press release describing the material terms of the Private Equity Agreement as soon as practicable following the closing date, to file a Current Report on Form 8-K with the SEC and not to make any other public disclosure related to the Private Equity Agreement without consent by J&K if not required by law.

                       LIMITED GRANT OF REGISTRATION RIGHTS

         We granted registration rights to J&K to enable it to resell the shares of common stock it purchases under the Private Equity Agreement pursuant to the to-be-filed registration statement. We agreed to use our commercially reasonable efforts to file, as necessary, one or more post-effective amendments to the registration statement filed in conjunction with the Registration Rights Agreement.

   With regard to the registration statement we further agreed to:

         Prepare and file with the SEC, a Registration Statement with respect to not less than the number of Registrable Securities, and, thereafter, use all diligent efforts to cause the Registration Statement relating to the Registrable Securities to become effective; and keep the Registration Statement effective at all times until the earliest of (i) the date that is eighteen (18) months after the last Closing Date under the Equity Agreement, (ii) the date when the Investor may sell all Registrable Securities under Rule 144(k) without volume limitations, or (iii) the date the Investor no longer owns any of the Registrable Securities (collectively, the "Registration Period"); and

         In addition, we have agreed to take certain actions to facilitate the sale by J&K of the shares purchased under the Private Equity Agreement pursuant to Rule 144 of the Securities Act, including:

     o maintaining the registration of our common stock under Section 12 of the Exchange Act;

     o   filing all reports required under the Securities Act and Exchange Act;
         and

     o taking such further action as J&K may reasonably request to enable it to sell the shares covered by this prospectus without registration under Rule 144.

         We believe that certain following important risk factors relating to the financing with J&K merit particular attention:

                     OUR PRIVATE EQUITY AGREEMENT AND OTHER
                       TRANSACTIONS MAY RESULT IN DILUTION
                 AND A DECLINE IN THE PRICE OF OUR COMMON STOCK.

         Under the Private Equity Agreement with J&K, we may, subject to certain conditions, sell to J&K up to $10 million of our common stock from time to time over a period of two years beginning February 22, 2002. The number of shares and price per share will depend on the market price and trading volume of the shares during the applicable ten-day period immediately following delivery of a Put Notice. The sale of shares pursuant to the Private Equity Agreement will have a dilutive effect on the percentage ownership of our existing stockholders. Subsequent sales of these shares in the open market by J&K may also have the effect of lowering our stock price, thereby increasing the number of shares issuable under the Private Equity Agreement (should we choose to sell additional shares to J&K) and consequently further diluting our outstanding shares. These sales could have an immediate adverse effect on the market price of the shares and could result in dilution to the holders of our shares.

         In the event that we sell the maximum amount of approximately up to $10,000,000 worth of shares under the Private Equity Agreement these shares could represent up to 9.9% of our outstanding shares. The perceived risk associated with the possible sale of a large number of shares issued under the Private Equity Agreement at prices discounted as they are pursuant to this Agreement, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, anticipated downward pressure on our stock price due to actual or anticipated sales of stock under the Private Equity Agreement could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

         We are also obligated, or in some cases have the option, to issue additional shares of our common stock under collaboration and other strategic agreements. If we issue additional stock under the agreements or under other transactions, it will have a dilative effect on the percentage ownership of our existing stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of December 31, 2001, we had no exposure to market risk associated with activities in derivative financial instruments, other financial instruments, or derivative commodity instruments because we did not engage in any such activities during the past fiscal year or, indeed, since our organization.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         We submit with this report the financial statements and related information listed in the Index to Financial Statements on page 1 following this report's signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL AND ACCOUNTING DISCLOSURE

         We have no material changes in and disagreements with our accountants on financial and accounting disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in our Proxy Statement on
Schedule 14A for the Annual Meeting of Shareholders to be held on March 29, 2002, under the caption "Information Concerning the Nominees for Election as Directors" and the information regarding the business experience of our executive officers is set forth in the same Proxy Statement under the caption "Executive Officers," which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in our Proxy Statement on
Schedule 14A for the Annual Meeting of Shareholders to be held on March 29, 2002, under the caption "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS," which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is set forth in our Proxy Statement on
Schedule 14A for the Annual Meeting of Shareholders to be held on March 29, 2002, under the caption "Common Stock Ownership of Certain Beneficial Owners and Management," which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is set forth in our Proxy Statement on
Schedule 14A for the Annual Meeting of Shareholders to be held on March 29, 2002, under the caption "Certain Relationships and Related Transactions," which information is hereby incorporated herein by reference.

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

                           (b) We filed three Current Reports on Form 8-K during
                               the fourth quarter of 2001 and first Quarter of 2002: October 5, 2001, October 11, 2001, and
                               November 13, 2001, January 25, 2002, March 1, 2002, and March 8, 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        EUROTECH, LTD.

                                                      /s/ TODD J. BROMS
                                           -------------------------------------
                                                        Todd J. Broms
                                           CHIEF EXECUTIVE OFFICER AND PRESIDENT
Dated: March 8, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                              TITLE                       DATE
-------------------------------   ---------------------------------   -------------
       /s/ TODD J. BROMS                 President and Chief          March 8, 2002
-------------------------------           Executive Officer
         Todd J. Broms

/s/ DR. RANDOLPH A. GRAVES, JR.    Vice President, Secretary, Chief   March 8, 2002
-------------------------------     Financial Officer and Director
   Dr. Randolph A. Graves, Jr.

      /s/ DON V. HAHNFELDT             Chairman, Executive Vice       March 8, 2002
-------------------------------         President and Director
        Don V. Hahnfeldt

       /s/ CHAD A. VERDI              Vice Chairman and Director      March 8, 2002
-------------------------------
         Chad A. Verdi

       /s/ DR. L. KHOTIN                       Director               March 8, 2002
-------------------------------
         Dr. L. Khotin

        /s/ SIMON NEMZOW                       Director               March 8, 2002
-------------------------------
          Simon Nemzow

Item 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                       Page No.
                                                                       -------

INDEPENDENT AUDITORS' REPORT                                              F-2

CONSOLIDATED BALANCE SHEETS                                               F-3
  At December 31, 2001 and December 31, 2000

CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-4
  For the Years Ended December 31, 2001, 2000 and 1999
  For the Period from Inception (May 26, 1995) to December 31, 2001

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                        F5 - F19
  For the Period from Inception (May 26, 1995) to December 31, 2001

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F-20
  For the Years Ended December 31, 2001, 2000 and 1999
  For the Period from Inception (May 26, 1995) to December 31, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F21 - F61

SELECTED FINANCIAL DATA                                                  (*)
  For the Five Years Ended December 31, 2001

(*) Included in Part II, Item 6 of the Form.

Board of Directors and Stockholders
Eurotech, Ltd. and Subsidiaries

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheets of Eurotech, Ltd. and Subsidiaries (the "Company") (a development stage company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2001, 2000 and 1999 and for the period from inception (May 26, 1995) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eurotech, Ltd. and Subsidiaries (a development stage company) at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years ended December 31, 2001, 2000 and 1999 and for the period from inception (May 26, 1995) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Under certain equity financing agreements and related repricing rights agreements, the Company may be required to issue substantial additional common shares (see Notes 10 and 14).

                                           GRASSI & CO., CPAs, P.C.
New York, New York
February 19, 2002
  (Except for Notes 14d, e and f for which the date is March 6, 2002)

                              EUROTECH, LTD. AND SUBSIDIARIES
                               (A Development Stage Company)

                                CONSOLIDATED BALANCE SHEETS

                                          ASSETS
                                          ------
                                                                          At December 31,
                                                                    -----------------------------
                                                                         2001            2000
                                                                    -------------   -------------
CURRENT ASSETS:
    Cash and cash equivalents                                       $    465,346    $  2,969,106
    Prepaid expenses and other current assets                            253,840          62,275
    Subscription receivable                                                -           1,250,000
                                                                    -------------   -------------
      TOTAL CURRENT ASSETS                                               719,186       4,281,381

MACHINERY AND EQUIPMENT - net of accumulated depreciation                193,661         181,413

OTHER ASSETS:
    Technology rights (EKOR) - net of accumulated amortization of
      $3,353,203 and $1,743,666 at December 31, 2001 and
      2000, respectively                                               4,694,484       6,304,022
    Technology rights (Acoustic Core) - net of accumulated
      amortization of $232,527 at December 31, 2001                    2,267,473           -
    Patent costs - net of accumulated amortization                        21,067          22,820
    Other assets                                                         224,039         227,627
                                                                    -------------   -------------

      TOTAL ASSETS                                                  $  8,119,910    $ 11,017,263
                                                                    =============   =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                          $    885,207    $  1,439,543
  Deferred revenue                                                         -             225,000
  Current portion of convertible debentures                            3,000,000         500,000
                                                                    -------------   -------------
      TOTAL CURRENT LIABILITIES                                        3,885,207       2,164,543
                                                                    -------------   -------------
CONVERTIBLE DEBENTURES - Less current maturities                           -           3,000,000

NOTES PAYABLE - RELATED PARTIES                                          202,091           -
                                                                    -------------   -------------
      TOTAL LIABILITIES                                                4,087,298       5,164,543
                                                                    -------------   -------------
COMMITMENTS, CONTINGENCIES AND OTHER MATTERS
  (Notes 1, 3, 6, 10, 12, and 14)

STOCKHOLDERS' EQUITY:
  Preferred stock - $0.01 par value; 5,000,000
    shares authorized at December 31,
    2001 and 2000, respectively; -0- shares
    issued and outstanding                                                 -               -
  Common stock - $0.00025 par value; 100,000,000 shares
    authorized at December 31, 2001 and 2000, respectively;
    59,673,377 shares issued and 56,141,401 outstanding at
    December 31, 2001 and 54,933,830 shares issued and
    51,401,854 outstanding at December 31, 2000                           14,919          13,734
  Additional paid-in capital                                          61,998,255      55,073,429
  Unearned compensation                                                 (131,911)       (146,027)
  Deficit accumulated during the development stage                   (49,370,930)    (40,610,695)
  Treasury stock, at cost; 3,531,976 shares at December
    31, 2001 and 2000, respectively                                   (8,477,721)     (8,477,721)
                                                                    -------------   -------------
      TOTAL STOCKHOLDERS' EQUITY                                       4,032,612       5,852,720
                                                                    -------------   -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  8,119,910    $ 11,017,263
                                                                    =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    For the Period
                                                                                    from Inception
                                           For the Years Ended December 31,         (May 26, 1995)
                                     ---------------------------------------------    to December
                                          2001           2000            1999          31, 2001
                                     -------------   -------------   -------------   -------------

REVENUES                             $     18,873    $    350,000    $    150,000    $    518,873
                                     -------------   -------------   -------------   -------------
COSTS AND EXPENSES:
  Cost of goods sold                        8,160           -               -               8,160
  Research and development                747,073       3,010,391       1,308,442       8,496,011
  Consulting fees                       2,176,848       1,125,477         477,746       5,170,942
  Compensatory element of stock
    issuances for consulting
    expenses                              535,031         925,717       1,312,679       5,244,654
  Other general and administrative
    expenses                            3,435,381       3,427,588       2,057,398      12,013,423
  Depreciation and amortization         1,899,346       1,631,237         144,459       3,688,939
                                     -------------   -------------   -------------   -------------
    TOTAL COSTS AND EXPENSES            8,801,839      10,120,410       5,300,724      34,622,129
                                     -------------   -------------   -------------   -------------
OPERATING LOSS                         (8,782,966)     (9,770,410)     (5,150,724)    (34,103,256)
                                     -------------   -------------   -------------   -------------
OTHER EXPENSES/(INCOME):
  Interest expense                        294,106         415,425         588,488       2,165,152
  Interest income                         (91,837)       (313,046)           (464)       (405,347)
  Amortization of deferred and
    unearned financing costs                -               -             297,286      13,276,591
  Litigation settlement in shares
    of stock                                -               -             456,278         456,278
  Other income                           (225,000)          -               -            (225,000)
                                     -------------   -------------   -------------   -------------
    TOTAL OTHER EXPENSES/(INCOME)         (22,731)        102,379       1,341,588      15,267,674
                                     -------------   -------------   -------------   -------------
NET LOSS                             $ (8,760,235)   $ (9,872,789)   $ (6,492,312)   $(49,370,930)
                                     =============   =============   =============   =============

BASIC AND DILUTED LOSS PER SHARE
  (Notes 2, 10 and 11)               $       (.18)   $       (.23)   $       (.27)
                                     =============   =============   =============
WEIGHTED AVERAGE COMMON SHARES
  USED IN BASIC AND DILUTED LOSS
  PER SHARE (Notes 2, 10 and 11)       48,835,959      42,750,339      24,477,178
                                     =============   =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2001

                                                                                 Common Stock                 Additional
                                                       Date of           -----------------------------         Paid-in
                                                     Transaction           Shares            Amount            Capital
                                                    ------------         -----------       -----------        -----------
                                                                             (1)

Period Ended December 31, 1995:
------------------------------

Founder shares issued
  ($0.00025 per share)                                05/26/95            4,380,800        $    1,095         $   (1,095)
Issuance of stock for offering
  consulting fees ($0.0625 per share)                 08/31/95              440,000               110             27,390
Issuance of stock
  ($0.0625 and $0.25 per share)                       Various             4,080,000             1,020            523,980
Issuance of stock for license
  ($0.0625 per share)                                 08/31/95              600,000               150             37,350
Issuance of stock options for
  offering legal and consulting fees                                          -                 -                 75,000
Offering expenses                                                             -                 -               (105,398)
Net loss                                                                      -                 -                  -
                                                                         -----------       -----------        -----------
Balance - December 31, 1995                                               9,500,800        $    2,375         $  557,227
                                                                         ===========       ===========        ===========

                                                                                             Deficit
                                                                                           Accumulated
                                                                          Unearned         During the
                                                      Due from            Financing        Development
                                                    Stockholders            Costs             Stage              Total
                                                    ------------         -----------       -----------        -----------

Period Ended December 31, 1995:
------------------------------

Founder shares issued
  ($0.00025 per share)                              $     -              $    -            $    -             $    -
Issuance of stock for offering
  consulting fees ($0.0625 per share)                     -                   -                 -                 27,500
Issuance of stock
  ($0.0625 and $0.25 per share)                          (3,000)              -                 -                522,000
Issuance of stock for license
  ($0.0625 per share)                                     -                   -                 -                 37,500
Issuance of stock options for offering
  legal and consulting fees                               -                   -                 -                 75,000
Offering expenses                                         -                   -                 -               (105,398)
Net loss                                                  -                   -              (513,226)          (513,226)
                                                    ------------         -----------       -----------        -----------
Balance - December 31, 1995                         $    (3,000)         $    -            $ (513,226)        $   43,376
                                                    ============         ===========       ===========        ===========

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

The accompanying notes are an integral part of these consolidated financial statements.

                                        EUROTECH, LTD. AND SUBSIDIARIES
                                         (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2001

                                                                                 Common Stock                 Additional
                                                       Date of           -----------------------------         Paid-in
                                                     Transaction           Shares            Amount            Capital
                                                    ------------         ------------      ------------       ------------
                                                                             (1)
Year Ended December 31, 1996:
----------------------------

Balance - December 31, 1995                                                9,500,800       $     2,375        $   557,227

Issuance of stock ($0.25 per share)                    Various             1,278,000               320            319,180
Exercise of stock options                              01/18/96              600,000               150              -
Issuance of stock for consulting fees
  ($0.34375 per share)                                 03/22/96              160,000                40             54,960
Issuance of stock for consulting fees
  ($0.0625 per share)                                  05/15/96            2,628,000               657            163,593
Issuance of stock for consulting fees
  ($0.590625 per share)                                06/19/96            1,500,000               375            885,563
Issuance of stock for consulting fees
  ($1.82 per share)                                    11/12/96               57,036                14            104,275
Issuance of stock pursuant to bridge
  financing ($1.81325 per share)                        12/96              1,500,000               375          2,719,500
Amortization of unearned financing costs                                       -                 -                  -
Repayment by stockholders                                                      -                 -                  -
Net loss                                                                       -                 -                  -
                                                                         ------------      ------------       ------------
Balance - December 31, 1996                                               17,223,836       $     4,306        $ 4,804,298
                                                                         ============      ============       ============

                                                                                             Deficit
                                                                                           Accumulated
                                                                          Unearned         During the
                                                      Due from            Financing        Development
                                                    Stockholders            Costs             Stage               Total
                                                    ------------         ------------      ------------       ------------

Year Ended December 31, 1996:
----------------------------

Balance - December 31, 1995                         $    (3,000)         $     -           $  (513,226)       $    43,376

Issuance of stock ($0.25 per share)                       -                    -                 -                319,500
Exercise of stock options                                 -                    -                 -                    150
Issuance of stock for consulting fees
  ($0.34375 per share)                                    -                    -                 -                 55,000
Issuance of stock for consulting fees
  ($0.0625 per share)                                     -                    -                 -                164,250
Issuance of stock for consulting fees
  ($0.590625 per share)                                   -                    -                 -                885,938
Issuance of stock for consulting fees
  ($1.82 per share)                                       -                    -                 -                104,289
Issuance of stock pursuant to bridge
  financing ($1.81325 per share)                          -               (2,719,875)            -                 -
Amortization of unearned financing costs                  -                  226,656             -                226,656
Repayment by stockholders                                 3,000                -                 -                  3,000
Net loss                                                  -                    -            (3,476,983)        (3,476,983)
                                                    ------------         ------------      ------------       ------------
Balance - December 31, 1996                         $     -              $(2,493,219)      $(3,990,209)       $(1,674,824)
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

                                        EUROTECH, LTD. AND SUBSIDIARIES
                                         (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2001

                                                                                  Common Stock                 Additional
                                                       Date of           ------------------------------         Paid-in
                                                     Transaction           Shares            Amount             Capital
                                                    ------------         ------------      ------------       ------------
                                                                             (1)

Year Ended December 31, 1997:
----------------------------

Balance - December 31, 1996                                               17,223,836       $     4,306        $ 4,804,298

Issuance of stock for consulting fees
  ($2.50 per share)                                     03/97                 64,000                16            159,984
Issuance of stock for consulting fees
  ($5.45 per share)                                     06/97                 39,000                 9            212,540
Issuance of stock for consulting fees
  ($5.00 per share)                                     09/97                 59,000                15            294,986
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                                     06/97                500,000               125          2,724,875
Value assigned to conversion feature of
  Convertible Debentures                                11/97                  -                 -              1,337,143
Value assigned to issuance of warrant to
  purchase 127,500 shares in
  consideration for interest and
  placement fees in connection with
  Convertible Debentures                                11/97                  -                 -                284,480
Value assigned to issuance to
  shareholder of warrant to purchase
  35,000 shares for consulting services                 11/97                  -                 -                 39,588
Value assigned to issuance to
  shareholder of warrant to purchase
  364,000 shares as additional
  consideration for financing activities                11/97                  -                 -                862,680
Issuance of stock for consulting fees
  ($4.00 per share)                                     12/97                 43,000                11            171,989
Accrual of stock issued January 1998
  pursuant to penalty provision of
  bridge financing ($2.00 per share)                    12/97              1,000,000               250          1,999,750
Amortization of unearned financing costs                                       -                 -                  -
Net loss                                                                       -                 -                  -
                                                                         ------------      ------------       ------------
Balance - December 31, 1997                                               18,928,836       $     4,732        $12,892,313
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

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2001

                                                                       Deficit
                                                                     Accumulated
                                                   Unearned          During the
                                                   Financing         Development
                                                    Costs              Stage               Total
                                                 ------------       -------------       -------------

Year Ended December 31, 1997:
----------------------------

Balance - December 31, 1996                      $(2,493,219)       $ (3,990,209)       $ (1,674,824)

Issuance of stock for consulting fees
  ($2.50 per share)                                    -                   -                 160,000
Issuance of stock for consulting fees
  ($5.45 per share)                                    -                   -                 212,549
Issuance of stock for consulting fees
  ($5.00 per share)                                    -                   -                 295,001
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                               (2,725,000)              -                   -
Value assigned to conversion feature of
  Convertible Debentures                          (1,337,143)              -                   -
Value assigned to issuance of warrant to
  purchase 127,500 shares in consideration
  for interest and placement fees in
  connection with Convertible Debentures            (284,480)              -                   -
Value assigned to issuance to shareholder of
  warrant to purchase 35,000 shares for
  consulting services                                (39,588)              -                   -
Value assigned to issuance to shareholder of
  warrant to purchase 364,000 shares as
  additional consideration for financing
  activities                                        (862,680)              -                   -
Issuance of stock for consulting fees
  ($4.00 per share)                                    -                   -                 172,000
Accrual of stock issued January 1998
  pursuant to penalty provision of bridge
  financing ($2.00 per share)                     (2,000,000)              -                   -
Amortization of unearned financing costs           8,426,793               -               8,426,793
Net loss                                               -             (12,441,242)        (12,441,242)
                                                 ------------       -------------       -------------
Balance - December 31, 1997                      $(1,315,317)       $(16,431,451)       $ (4,849,723)
                                                 ============       =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                                            EUROTECH, LTD. AND SUBSIDIARIES
                                             (A Development Stage Company)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2001

                                                                           Common Stock              Additional
                                                       Date of      ----------------------------      Paid-in
                                                     Transaction      Shares          Amount          Capital
                                                    ------------    ------------    ------------    ------------
                                                                        (1)

Year Ended December 31, 1998:
----------------------------

Balance - December 31, 1997                                          18,928,836     $     4,732     $12,892,313
Issuance of stock for consulting fees
  ($2.58 per share)                                     03/98            43,000              11         110,930
Issuance of stock for consulting fees
  ($0.85 per share)                                     06/98           143,000              35         215,895
Issuance of stock for consulting fees
  ($0.32 per share)                                     09/98           126,617              32         107,503
Issuance of stock for consulting fees                   12/98           155,427              39          81,505
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($1.0625 per share)                                   04/98           500,000             125         531,124
Value assigned to conversion feature of
  Convertible Debentures and warrant to
  purchase 60,000 shares issued as
  additional interest                                   02/98             -               -           1,100,000
Value assigned to conversion feature of
  Convertible Debentures and warrant to
  purchase 125,000 shares issued as
  additional interest                                   07/98             -               -             475,000
Cancellation of stock issued for
  consulting fees                                       07/98          (375,000)            (94)        (93,656)
Issuance of stock for conversion of
  debenture payable ($0.32 per share)                09/98, 11/98       100,002              25          32,169
Amortization of unearned financing costs                                  -               -               -
Net loss                                                                  -               -               -
                                                                    ------------    ------------    ------------
Balance - December 31, 1998                                          19,621,882     $     4,905     $15,452,783
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

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2001

                                                                       Deficit
                                                                     Accumulated
                                                   Unearned          During the
                                                   Financing         Development
                                                    Costs              Stage               Total
                                                 ------------       -------------       -------------


Year Ended December 31, 1998:
----------------------------

Balance - December 31, 1997                      $(1,315,317)       $(16,431,451)       $ (4,849,723)
Issuance of stock for consulting fees
  ($2.58 per share)                                    -                   -                 110,941
Issuance of stock for consulting fees
  ($0.85 per share)                                    -                   -                 215,930
Issuance of stock for consulting fees
  ($0.32 per share)                                    -                   -                 107,535
Issuance of stock for consulting fees                  -                   -                  81,544
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($1.0625 per share)                               (531,249)              -                   -
Value assigned to conversion feature of
  Convertible Debentures and warrant to
  purchase 60,000 shares issued as
  additional interest                             (1,100,000)              -                   -
Value assigned to conversion feature of
  Convertible Debentures and warrant to
  purchase 125,000 shares issued as
  additional interest                               (475,000)              -                   -
Cancellation of stock issued for consulting
  fees                                                 -                   -                 (93,750)
Issuance of stock for conversion of
  debenture payable ($0.32 per share)                  -                   -                  32,194
Amortization of unearned financing costs           3,374,066               -               3,374,066
Net loss                                               -              (7,814,143)         (7,814,143)
                                                 ------------       -------------       -------------
Balance - December 31, 1998                      $   (47,500)       $(24,245,594)       $ (8,835,406)
                                                 ============       =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                                        EUROTECH, LTD. AND SUBSIDIARIES
                                         (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2001

                                                                           Common Stock              Additional
                                                       Date of      ----------------------------      Paid-in
                                                     Transaction      Shares          Amount          Capital
                                                    ------------    ------------    ------------    ------------
                                                                        (1)


Year Ended December 31, 1999:
----------------------------

Balance - December 31, 1998                                          19,621,882     $     4,905     $15,452,783
Issuance of stock on consulting fees
  ($0.77 per share)                                     03/99            78,613              20          62,381
Issuance of stock for consulting fees
  ($0.72 per share)                                     06/99           611,572             153         429,035
Issuance of stock for consulting fees
  ($0.98 per share)                                     09/99           496,002             124         520,116
Issuance of stock on conversion of
  debenture payable ($0.35 per share)                   02/99           987,201             247         341,029
Issuance of stock for finder's fee
  ($1.94 per share)                                     12/99            29,518               7          46,302
Issuance of stock for finder's fee
  ($0.77 per share)                                     09/99            82,580              20          63,727
Issuance of stock for consulting fees
  ($2.04 per share)                                     12/99           100,374              25         190,769
Value assigned to conversion feature of
  Convertible Debentures and warrant to
  purchase 94,750 shares issued as
  additional interest                                   01/99             -               -             175,425
Value assigned to additional
  consideration for financing activities
  ($0.72 per share)                                     05/99           100,000              25          71,975
Issuance of stock ($0.25 per share)                     06/99         1,000,000             250         474,750
Issuance of stock ($0.25 per share)                     09/99         2,000,000             500         499,500
Issuance of stock ($0.38 per share)                     12/99         3,035,000             759       1,179,241
Issuance of stock ($0.25 per share)                     12/99           930,000             233         232,267
Issuance of stock ($0.50 per share)                     12/99           240,000              60         119,940
Issuance of stock in settlement of
  litigation ($2.51 per share)                          11/99           181,784              45         456,233

(1) Share amounts have been restated to reflect the 4 for 1 stock split on June 1, 1996.

The accompanying notes are an integral part of these consolidated financial statements.

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2001

                                                                       Deficit
                                                                     Accumulated
                                                   Unearned          During the
                                                   Financing         Development
                                                    Costs              Stage               Total
                                                 ------------       -------------       -------------

Year Ended December 31, 1999:
----------------------------

Balance - December 31, 1998                      $   (47,500)       $(24,245,594)       $ (8,835,406)
Issuance of stock for consulting fees
  ($0.77 per share)                                    -                   -                  62,401
Issuance of stock for consulting fees
  ($0.72 per share)                                    -                   -                 429,188
Issuance of stock for consulting fees
  ($0.98 per share)                                    -                   -                 520,240
Issuance of stock on conversion of
  debenture payable ($0.35 per share)                  -                   -                 341,276
Issuance of stock for finder's fee
  ($1.94 per share)                                    -                   -                  46,309
Issuance of stock for finder's fee
  ($0.77 per share)                                    -                   -                  63,747
Issuance of stock for consulting fees
  ($2.04 per share)                                    -                   -                 190,794
Value assigned to conversion feature of
  Convertible Debentures and warrant to
  purchase 94,750 shares issued as
  additional interest                               (175,425)              -                   -
Value assigned to additional consideration
  for financing activities ($0.72 per share)         (72,000)              -                   -
Issuance of stock ($0.25 per share)                    -                   -                 475,000
Issuance of stock ($0.25 per share)                    -                   -                 500,000
Issuance of stock ($0.38 per share)                    -                   -               1,180,000
Issuance of stock ($0.25 per share)                    -                   -                 232,500
Issuance of stock ($0.50 per share)                    -                   -                 120,000
Issuance of stock in settlement of
  litigation ($2.51 per share)                         -                   -                 456,278

The accompanying notes are an integral part of these consolidated financial statements.

                                        EUROTECH, LTD. AND SUBSIDIARIES
                                         (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2001

                                                                           Common Stock              Additional
                                                       Date of      ----------------------------      Paid-in
                                                     Transaction      Shares          Amount          Capital
                                                    ------------    ------------    ------------    ------------
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

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2001

                                                                       Deficit
                                                                     Accumulated
                                                   Unearned          During the
                                                   Financing         Development
                                                    Costs              Stage               Total
                                                 ------------       -------------       -------------

Year Ended December 31, 1999: (Continued)
----------------------------

Issuance of stock on exercise of warrants
  ($1.50 per share)                              $     -            $      -            $    300,000
Acquisition of 6,795,000 shares of ATI,
  previously Kurchatov Research Holdings,
  Ltd. ($1.07 per share)                               -                   -               4,841,438
Acquisition from ATI of EKOR technology
  interest ($1.069 per share)                          -                   -               2,137,500
Issuance of stock to retire debt of ATI
  assumed with purchase of EKOR technology
  interest ($1.06 per share)                           -                   -               1,068,750
Issuance of stock on exercise of warrants
  ($0.36 per share)                                    -                   -                  27,000
Issuance of stock on conversion of
  debenture note payable, interest and
  penalties ($0.36 per share)                          -                   -                 230,512
Issuance of stock in private sale
  ($1.59 per share)                                    -                   -               2,832,000
Modification of warrants issued                        -                   -                 123,500
Amortization of unearned financing costs             294,925               -                 294,925
Net loss                                               -              (6,492,312)         (6,492,312)
                                                 ------------       -------------       -------------
Balance - December 31, 1999                      $     -            $(30,737,906)       $  1,145,640
                                                 ============       =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                                        EUROTECH, LTD. AND SUBSIDIARIES
                                         (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2001

                                                                                         Common Stock
                                                                Date of           ---------------------------
                                                              Transaction            Shares          Amount
                                                              -----------         -----------      ----------
                                                                                     (1)


For the Year Ended December 31, 2000
------------------------------------

Balance - December 31, 1999                                                       39,399,343       $   9,850

Issuance of stock for consulting fees
  ($5.00 per share)                                              03/00                73,672              18
Issuance of stock for consulting fees
  ($4.06 per share)                                              06/00                23,794               6
Issuance of stock for consulting fees
  ($3.67 per share)                                              09/00                21,010               5
Issuance of stock for consulting fees
  ($1.93 per share)                                              12/00                22,198               5
Issuance of stock ($5.00 per share)                              03/00             1,200,000             300
Issuance of stock ($5.37 per share)                              04/00             2,000,000             500
Issuance of stock in payment of note payable and
  related interest ($0.28 per share)                             01/00               200,000              50
Issuance of stock for interest on convertible
  debentures ($1.56 per share)                                   01/00               289,655              74
Issuance of stock and warrants to settle
  penalties of convertible debentures
  ($2.00 per share)                                              03/00               300,000              75
Issuance of stock on conversion of
  debentures and interest ($1.06 per share)                      03/00               965,661             242
Issuance of stock on conversion of debentures
  and interest ($2.75 per share)                                 08/00               827,412             207
Accrual of shares under reset provisions                         12/00             8,500,000           2,125
Issuance of stock for price reset                                12/00               741,085             185
Issuance of stock on exercise of warrants
  ($2.00 per share)                                              02/00                60,000              15
Issuance of stock on exercise of warrants
  ($1.06 per share)                                              02/00               125,000              31
Issuance of stock on exercise of warrants
  ($1.50 per share)                                              03/00               100,000              24
Issuance of stock on exercise of warrants
  ($1.00 per share)                                              05/00                35,000               9
Compensatory element of options to purchase
  325,000 shares issued to employee as
  additional compensation                                        05/00                 -               -
Compensatory element of options to purchase
  12,500 shares issued to employee as additional
  compensation                                                   10/00                 -               -
Value assigned to warrants issued to consultants                 05/00                 -               -
Compensatory element of warrants issued to
  employees                                                      10/00                 -               -
Exercise of stock options                                        08/00                50,000              13
Shares repurchased                                            05/00; 06/00             -               -
Amortization of unearned compensation                                                  -               -
Net loss                                                                               -               -
                                                                                  -----------      ----------
Balance - December 31, 2000                                                       54,933,830       $  13,734
                                                                                  ===========      ==========

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

                                        EUROTECH, LTD. AND SUBSIDIARIES
                                         (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2001

                                                               Treasury Stock              Additional
                                                        -----------------------------       Paid-in         Unearned
                                                          Shares            Amount          Capital       Compensation
                                                        -----------      ------------     ------------    ------------

For the Year Ended December 31, 2000
------------------------------------

Balance - December 31, 1999                                  -           $     -          $31,873,696     $     -

Issuance of stock for consulting fees
  ($5.00 per share)                                          -                 -              368,727           -
Issuance of stock for consulting fees
  ($4.06 per share)                                          -                 -               94,869           -
Issuance of stock for consulting fees
  ($3.67 per share)                                          -                 -               77,025           -
Issuance of stock for consulting fees
  ($1.93 per share)                                            174               348           41,523           -
Issuance of stock ($5.00 per share)                          -                 -            5,999,700           -
Issuance of stock ($5.37 per share)                          -                 -           10,749,470           -
Issuance of stock in payment of note
  payable and related interest
  ($0.28 per share)                                          -                 -               56,343           -
Issuance of stock for interest on
  convertible debentures ($1.56 per share)                   -                 -              451,064           -
Issuance of stock and warrants to settle
  penalties of convertible debentures
  ($2.00 per share)                                          -                 -            1,119,925           -
Issuance of stock on conversion of
  debentures and interest ($1.06 per                         -                 -            1,023,358           -
  share)
Issuance of stock on conversion of
  debentures and interest
  ($2.75 per share)                                          -                 -            2,276,913           -
Accrual of shares under reset provisions                     -                 -               (2,125)          -
Issuance of stock for price reset                            -                 -                 (185)          -
Issuance of stock on exercise of warrants
  ($2.00 per share)                                          -                 -              119,985           -
Issuance of stock on exercise of warrants
  ($1.06 per share)                                          -                 -              132,469           -
Issuance of stock on exercise of warrants
  ($1.50 per share)                                          -                 -              149,976           -
Issuance of stock on exercise of warrants
  ($1.00 per share)                                          -                 -               34,991           -
Compensatory element of options to
  purchase 325,000 shares issued to
  employee as additional compensation                        -                 -              187,750        (187,750)
Compensatory element of options to
  purchase 12,500 shares issued to
  employee as additional compensation                        -                 -               18,625           -
Value assigned to warrants issued to
  consultants                                                -                 -              204,718           -
Compensatory element of warrants issued to
  employees                                                  -                 -               78,125           -
Exercise of stock options                                    -                 -               16,487           -
Shares repurchased                                      (3,532,150)       (8,478,069)           -               -
Amortization of unearned compensation                        -                 -                -              41,723
Net loss                                                     -                 -                -               -
                                                        -----------      ------------     ------------    ------------
Balance - December 31, 2000                             (3,531,976)      $(8,477,721)     $55,073,429     $  (146,027)
                                                        ===========      ============     ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2001

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

                                        EUROTECH, LTD. AND SUBSIDIARIES
                                         (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2001

                                                                     Common Stock                 Treasury Stock
                                                Date of       -------------------------     ---------------------------
                                              Transaction        Shares        Amount          Shares         Amount
                                              -----------     -----------    ----------     -----------    ------------
                                                                  (1)

For the Year Ended December 31, 2001
------------------------------------

Balance - December 31, 2000                                   54,933,830     $  13,734      (3,531,976)    $(8,477,721)

Compensatory element of warrants to
  purchase 150,000 shares issued to
  consultant as compensation                     01/01             -             -               -               -
Compensatory element of warrants to
  purchase 60,000 shares issued to
  consultant as additional compensation          02/01             -             -               -               -
Issuance of stock for consulting fees
  ($2.15 per share)                              03/01             5,574             1           -               -
Issuance of stock for consulting fees
  ($1.66 per share)                              03/01             3,000             1           -               -
Exercise of warrants ($1.10 per share)           03/01            50,000            13           -               -
Issuance of stock ($2.25 per share)              03/01         1,333,333           333           -               -
Modification of warrants issued                  05/01             -             -               -               -
Issuance of stock for acquisition of
  Acoustic Core Technology ($1.00 per
  share)                                         05/01         2,500,000           625           -               -
Issuance of stock for consulting fees
  ($.77 per share)                               06/01             3,000             1           -               -
Issuance of stock for consulting fees
  ($.73 per share)                               06/01           120,000            30           -               -
Shares issued under repricing
  agreements for March 2000 financing            06/01         2,279,463           570           -               -
Shares issued under repricing
  agreements for April 2000 financing            06/01         1,352,566           338           -               -
Issuance of stock ($.33 per share)               08/01         3,000,000           750           -               -
Compensatory element of warrants to
  purchase 500,000 shares issued to
  consultant as additional compensation          08/01             -             -               -               -
Issuance of stock for consulting fees
  ($.42 per share)                               09/01             3,000             1           -               -
Compensatory element of warrants to
  purchase 455,000 shares issued to
  consultants as compensation                    10/01             -             -               -               -
Issuance of stock for consulting fees
  ($.37 per share)                               12/01             3,000             1           -               -
Issuance of stock for consulting
  expense ($.345 per share)                      12/01            57,320            14           -               -
Issuance of stock for compensation
  ($.345 per share)                              12/01            29,291             7           -               -
Shares issued under repricing
  agreements for April 2000 financing            12/01         2,500,000           625           -               -
Reversal of December 2000 accrual under
  repricing agreements                           12/01        (8,500,000)       (2,125)          -               -
Amortization of unearned compensation            12/01             -             -               -               -
Net loss                                                           -             -               -               -
                                                              -----------    ----------     -----------    ------------
Balance - December 31, 2001                                   59,673,377     $  14,919      (3,531,976)    $(8,477,721)
                                                              ===========    ==========     ===========    ============

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

                                        EUROTECH, LTD. AND SUBSIDIARIES
                                         (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2001

                                                                                           Deficit
                                                                                          Accumulated
                                                       Additional                         During the
                                                        Paid-in           Unearned        Development
                                                        Capital         Compensation         Stage             Total
                                                      ------------      -----------      --------------     ------------

For the Year Ended December 31, 2001
------------------------------------

Balance - December 31, 2000                           $55,073,429       $ (146,027)      $ (40,610,695)     $ 5,852,720

Compensatory element of warrants to purchase
  150,000 shares issued to consultant as
  compensation                                            141,000            -                   -              141,000
Compensatory element of warrants to
  purchase 60,000 shares issued to
  consultant as additional compensation                    41,400            -                   -               41,400
Issuance of stock for consulting fees
  ($2.15 per share)                                        11,999            -                   -               12,000
Issuance of stock for consulting fees
  ($1.66 per share)                                         4,974            -                   -                4,975
Exercise of warrants ($1.10 per share)                     54,987            -                   -               55,000
Issuance of stock ($2.25 per share)                     2,839,667            -                   -            2,840,000
Modification of warrants issued                            29,000            -                   -               29,000
Issuance of stock for acquisition of Acoustic
  Core Technology ($1.00 per share)                     2,499,375            -                   -            2,500,000
Issuance of stock for consulting fees
  ($.77 per share)                                          2,319            -                   -                2,320
Issuance of stock for consulting fees
  ($.73 per share)                                         87,570            -                   -               87,600
Shares issued under repricing agreements for
  March 2000 financing                                       (570)           -                   -                -
Shares issued under repricing agreements for
  April 2000 financing                                       (338)           -                   -                -
Issuance of stock ($.33 per share)                        999,250            -                   -            1,000,000
Compensatory element of warrants to purchase
  500,000 shares issued to consultant as
  additional compensation                                  90,000          (90,000)              -                -
Issuance of stock for consulting fees
  ($.42 per share)                                          1,249            -                   -                1,250
Compensatory element of warrants to purchase
  455,000 shares issued to consultants as
  compensation                                             90,500          (38,000)              -               52,500
Issuance of stock for consulting fees
  ($.37 per share)                                          1,109            -                   -                1,110
Issuance of stock for consulting expense
  ($.345 per share)                                        19,746            -                   -               19,760
Issuance of stock for compensation
  ($.345 per share)                                        10,089            -                   -               10,096
Shares issued under repricing agreements for
  April 2000 financing                                       (625)           -                   -                -
Reversal of December 2000 accrual under
  repricing agreements                                      2,125            -                   -                -
Amortization of unearned compensation                       -              142,116               -              142,116
Net loss                                                    -                -              (8,760,235)      (8,760,235)
                                                      ------------      -----------      --------------     ------------
Balance - December 31, 2001                           $61,998,255       $ (131,911)      $ (49,370,930)     $ 4,032,612
                                                      ============      ===========      ==============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                                        EUROTECH, LTD. AND SUBSIDIARIES
                                         (A Development Stage Company)

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                               For the Period
                                                                 For the Years Ended December 31,              from Inception
                                                        -----------------------------------------------       (May 26, 1995) to
                                                            2001             2000              1999           December 31, 2001
                                                        ------------     ------------      ------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(8,760,235)     $(9,872,789)      $(6,492,312)         $(49,370,930)
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
      Depreciation and amortization                       1,899,346        1,631,237           144,459             3,688,939
      Amortization of deferred and
        unearned financing costs                              -                -               297,314            13,276,619
      Stock issued for license                                -                -                 -                    37,500
      Compensatory element of stock
        issuances                                           535,031          925,717         1,312,679             5,244,654
      Modification of warrants issued                         -                -               123,500               123,500
      Issuance of stock in settlement
        of litigation                                         -                -               456,278               456,278

   Changes in assets (increase) decrease:
       Advances to related parties                            -                -                 5,918                 -
       Prepaid expenses and other current
         assets                                            (191,565)         (62,075)            -                  (253,840)
       Other assets                                           3,588         (217,876)           (2,200)             (224,039)
   Changes in liabilities increase (decrease):
        Accounts payable and accrued
          liabilities                                      (342,149)         118,590         1,578,155             2,723,598
        Deferred revenue                                   (225,000)           -                 -                     -
                                                        ------------     ------------      ------------         -------------
   NET CASH USED IN OPERATING ACTIVITIES                 (7,080,984)      (7,477,196)       (2,576,209)          (24,297,721)
                                                        ------------     ------------      ------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                      (67,776)        (176,610)           (1,220)             (286,578)
  Patent costs                                                -                -                 -                   (31,358)
                                                        ------------     ------------      ------------         -------------
   NET CASH USED IN INVESTING ACTIVITIES                    (67,776)        (176,610)           (1,220)             (317,936)
                                                        ------------     ------------      ------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from exercise of stock options                      -               16,500             -                    16,650
 Net proceeds from issuance of common
   stock                                                  5,090,000       15,499,970         5,345,500            26,776,970
 Proceeds from notes payable                                  -                -               450,000               450,000
 Proceeds from exercise of warrants                          55,000          437,500           327,000               819,500
 Offering costs                                               -                -                 -                    (2,898)
 Repayment by stockholders                                    -                -                 -                     3,000
 Repayment of notes payable                                   -             (400,000)            -                  (400,000)
 Proceeds from bridge notes                                   -                -                 -                 2,000,000
 Repayment of bridge notes                                    -                -                 -                (2,000,000)
 Proceeds from Convertible Debentures                         -                -                 -                 7,000,000
 Repayment of Convertible Debentures                       (500,000)           -                 -                  (500,000)
 Borrowings from stockholders                                 -                -                 -                   561,140
 Repayment to stockholders                                    -                -                 -                  (561,140)
 Deferred financing costs                                     -                -                 -                  (604,150)
 Purchase of treasury stock                                   -           (8,478,069)            -                (8,478,069)
                                                        ------------     ------------      ------------         -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 4,645,000        7,075,901         6,122,500            25,081,003
                                                        ------------     ------------      ------------         -------------
(DECREASE) INCREASE IN CASH                              (2,503,760)        (577,905)        3,545,071               465,346

CASH - BEGINNING                                          2,969,106        3,547,011             1,940                 -
                                                        ------------     ------------      ------------         -------------
CASH - ENDING                                           $   465,346      $ 2,969,106       $ 3,547,011          $    465,346
                                                        ============     ============      ============         =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                            $    43,889      $   508,244       $       526          $    824,691
                                                        ============     ============      ============         =============
    Income taxes                                        $     -          $     -           $     -              $      -
                                                        ============     ============      ============         =============

The accompanying notes are an integral part of these consolidated financial statements.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS

Eurotech, Ltd. and Subsidiaries (the "Company") was incorporated under the laws of the District of Columbia on May 26, 1995. The Company is a development-stage technology transfer, holding, marketing and management company, formed to commercialize new or existing but previously unrecognized technologies, with a particular current emphasis on technologies developed by prominent research institutes and individual researchers in the former Soviet Union and in Israel, and to license those technologies for business and other commercial applications principally in the United States, Western and Central Europe, Ukraine, and Russia. Since the Company's formation, it has acquired development and marketing rights to a number of technologies by purchase, assignments, and licensing arrangements. The Company intends to operate its business by licensing its technologies to end-users, by selling products incorporating these technologies, and through development and operating joint ventures and strategic alliances. To date, the Company has not generated any substantial revenues from operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation Policy
--------------------

The accompanying consolidated financial statements include the accounts of the Company and a majority-owned subsidiary, Crypto.com, Inc. ("Crypto"). All significant intercompany balances and transactions have been eliminated.

Equity Method of Accounting for Unconsolidated Foreign Affiliates
-----------------------------------------------------------------

Investment in companies in which the Company has a 20% to 50% interest and has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. In addition, investments in Israeli-based technology companies, in which the Company has a 52% to 57% interest in, have been accounted for under the equity method because the Company does not have sufficient control in order to consolidate such entities. However, as of December 31, 2001, such investees do not have any revenue nor any significant assets and liabilities.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Method of Accounting for Unconsolidated Foreign Affiliates (Continued)
-----------------------------------------------------------------

At December 31, 2001, investments in companies accounted for under the equity method consist of the following foreign companies, which are located in Israel:

                     Chemonol, Ltd. ("Chemonol")              57%
                     Rademate, Ltd. ("Rademate")              52%
                     Comsyntech, Ltd. ("Comsyntech")          52%
                     Remptech, Ltd. ("Remptech")              50%
                     Sorbtech, Ltd. ("Sorbtech")              52%
                     Amsil, Ltd. ("Amsil")                    52%
                     Corpem, Ltd. ("Corpem")                  20%

Cash and Cash Equivalents
-------------------------

The Company considers all short-term highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

Machinery and Equipment
-----------------------

Machinery and equipment procured in the normal course of business is stated at cost. Machinery and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Machinery and equipment is being depreciated for financial accounting purposes, using the straight-line method over their estimated useful lives, which are generally five years. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized.

Patent Costs
------------

Patent costs are being amortized on a straight-line basis over 17 years, which represent both the statutory and economic lives of the patents.

Long-Lived Assets
-----------------

The Company periodically assesses the recoverability of long-lived assets, including property and equipment, intangibles and technology rights, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------

The Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are necessary to reduce deferred tax assets to the amount that is "more likely than not" to be realized. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income.

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

Research and Development
------------------------

Research and development expenditures are charged to expense as incurred, unless they are reimbursed under specific contracts. The Company capitalizes costs related to acquired technologies that have achieved technological feasibility and have alternative uses. Acquired technologies, which are in-process at the date of acquisition or have no alternative uses are expensed as research and development costs. Losses incurred on the equity basis in the Company's interest in seven Israeli research and development companies are included in research and development expense. The Company's share of losses from its Israeli investees approximates the funding payments under various agreements discussed in Note 3e. The Company recognizes its share of losses from Israeli investees during the quarter that the funding payments are made. In addition, expenditures in connection with technology licensing agreements concluded during the years ended December 31, 2001, 2000 and 1999, aggregate $-0-, $250,000 and $-0-, respectively, and were charged to research and development (see Note 3).

Advertising
-----------

Advertising costs are charged to operations when incurred. Advertising expense was $2,405, $8,732, $-0- and $11,137, respectively, for the years ended December 31, 2001, 2000, 1999 and for the period from inception (May 26, 1995) to December 31, 2001, respectively.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation
------------------------

The Company follows Statement of Financial Accounting Standards No. 123 (SFAS
123), "Accounting for Stock-Based Compensation." SFAS 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value based method of accounting as defined in this statement and the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees."

The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted for stock-based compensation relative to the Company's employees. Stock and options granted to other parties in connection with providing goods and services to the Company is accounted for under the fair value method as prescribed by SFAS 123.

Deferred and Unearned Financing Costs
-------------------------------------

Financing costs in connection with a one-year bridge loan completed in December of 1996 were amortized over the life of the promissory note.

Financing costs in connection with the November 1997, February 1998 and July 1998 Convertible Debenture offerings were amortized over the period the debentures become convertible, generally 180 days.

Loss Per Share
--------------

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. No effect has been given to outstanding options, warrants or convertible debentures in the diluted computation, as their effect would be antidilutive.

Fair Value of Financial Instruments
-----------------------------------

The financial statements include various estimated fair value information.

Other Current Assets, and Other Current Liabilities: The carrying amount approximates fair value because of the short-term maturity of those instruments.

Convertible Debentures and Notes Payable: The carrying amounts of convertible debentures and notes payable approximate fair value due to the length of the maturities, the interest rates being tied to market indices and/or due to the interest rates not being significantly different from the current market rates available to the Company.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform with the current year presentation.

Segment Reporting
-----------------

During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, the Company is organized and operates as one business segment to acquire and manage the commercialization of advanced technologies from research institutes and individual inventors worldwide and to select the optimum approach to commercialization from acquiring technologies through licensing, joint venture, spinning-out or sale.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The provisions of SFAS 141 have been adopted as of July 1, 2001. Management believes that the implementation of this standard will have no impact on the Company's results of operations and financial position.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. Management believes that the implementation of this standard will have no impact on the Company's results of operations and financial position.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management believes that the implementation of this standard will have no impact on the Company's results of operations and financial position.

NOTE 3 - TECHNOLOGY, RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS

a)  EKOR Technology
    ---------------

The Company funds the commercialization of certain technologies developed in the former Soviet Union by scientists and researchers at the I.V. Kurchatov Institute ("Kurchatov"), other institutes associated therewith, and the Euro-Asian Physical Society ("EAPS"), collectively the "Scientists."

Pursuant to an agreement dated August 26, 1996, with Advanced Technology Industries, Inc. ("ATI"), a Delaware corporation, which at such time was beneficially owned by ERBC Holdings, Ltd. ("ERBC") and individual Russian scientists, researchers and academics, who were affiliated with Kurchatov and EAPS, the Company agreed to pay ATI 50% of the net profits (after deducting development costs and related expenses) derived from the sale, license or commercialization of a silicon geopolymer compound technology known as EKOR. The managing director and one former business representative of ERBC were then shareholders of the Company.

In September 1996, the Company entered into a licensing agreement with ERBC, whereby ERBC sublicensed to the Company its license to use and exploit the EKOR technology in the United States, Ukraine, Canada, China, Japan, Republic of Korea and all European countries who are members of the European Patent Agreement. The term of the license expires on August 1, 2014. Under this agreement, the Company is obligated to pay royalties equal to 3%, increasing in May of 2005 to 3.1% of its revenue from such technology. In addition, the Company agreed to continue to fund EAPS $10,000 per month until May 15, 2005.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - TECHNOLOGY, RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS (Continued)

a)  EKOR Technology (Continued)
    ---------------

Disbursements made by the Company related to the above described collaboration arrangement, including expenses related to the EKOR technology, are charged to research and development expenses and amounted to approximately $400,000, $979,000 and $364,000, respectively, during the years ended December 31, 2001, 2000 and 1999.

In an agreement, dated as of November 30, 1999, the Company purchased all of the rights in EKOR held by ATI for the following considerations:

o Released to ATI all of the Company's royalty rights in the Re-sealable Container Systems and TetraPak Container technologies.

o Surrendered to ATI the shares of ATI common stock the Company had acquired from CIS Development Corp. ("CIS") valued at $4,841,438 (Note
         10).

o Issued to ATI 2,000,000 shares of Eurotech's common stock valued at $2,137,500.

o Agreed to pay to ATI a royalty of 2% of gross sales, as defined, received by Eurotech from all products and services of EKOR by Eurotech, and

o        Assumed ATI's obligations to Spinneret Financial Systems, Inc.
         Spinneret had previously loaned to ATI $750,000 pursuant to convertible notes on which ATI was in default and on which interest and penalties had accrued. Spinneret expressly consented to the assumption of this liability. Subsequently, and before December 31, 1999, Spinneret converted this liability into 1,000,000 shares of the Company's common stock valued at $1,068,750.

The total consideration provided to ATI for the acquired technology interest in EKOR totaled $8,047,688 and is being amortized over a 5-year period commencing November 30, 1999. Amortization expense related to this intangible asset was $1,609,537, $1,609,538 and $134,128 for the years ended December 31, 2001, 2000 and 1999, respectively.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - TECHNOLOGY, RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS (Continued)

b)  Acoustic Core
    -------------

In an Agreement dated as of July 2001, and amended in October 2001, the Company acquired the rights to certain technologies for certain markets that are in-situ remote sensing of toxic, nuclear waste material and explosives. To evaluate these technologies, the Company relied on an evaluation performed and completed by a certified independent third party appraisal firm. In connection with this transaction, the Company issued 2,500,000 fully paid and non-accessible shares of its restricted common stock, valued at $2,500,000, and is being amortized over a five-year period (life of long-term government contracts) commencing July 2001. Amortization expense related to this intangible asset was $232,527 for the year ended December 31, 2001.

c)  Investments in Israeli Technology Companies
    -------------------------------------------

During 1997 and 1998, the Company acquired a 20% interest in six separate Israeli technology, research and development companies. The Company made additional investments in these entities during 2001, 2000 and 1999 and, accordingly, increased its ownership interest in such investees. During 2001, the Company acquired a 20% interest in one additional Israeli investee. The Company's share of losses incurred from these research companies has been accounted for on the equity basis and is included in research and development expenses. The amount charged to research and development for the years ended December 31, 2001, 2000 and 1999 approximated $344,393, $1,781,006 and $944,356, respectively, which reduced the Company's investment in these seven companies to zero. The payments remitted to such investees were used to fund the investees' operating expenses for the corresponding period of each payment. The Company has the right to suspend the payments under the agreements at any time.

All seven of these investees' technologies are in the development stage and have not generated any significant revenues to-date. During 2001 and 2002, the Company has temporarily curtailed five of the seven investees' operations.

Six of the seven investees have each received research grants of $300,000 under an Israeli-backed incubator program. Each investee is to pay a royalty based on revenue generated from each technology up to a maximum of $300,000.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - TECHNOLOGY, RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS (Continued)

c)  Investments in Israeli Technology Companies (Continued)
    -------------------------------------------

A summary of the investments in the seven Israeli technology research and development companies are as follows:

                                                                             Ownership
                           Year of            Description of                Interest at     Investments Made
                           Initial          Development-Stage               December 31,      During Last
                            Date                Company                         2001          Three Years
                           -------          -----------------               ------------    ----------------

Chemonol, Ltd.              1997      Hybrid non-isocyanate polyurethane         57%        2001 - $ 95,000
                                                                                            2000 - $265,000
                                                                                            1999 - $305,000

Rademate, Ltd.  *           1998      Rapid biodegradable composite              52%        2001 - $  -0-
                                        materials                                           2000 - $370,000
                                                                                            1999 - $ 60,000

Comsyntech, Ltd.*           1997      Continuous combustion synthesis            52%        2001 - $  -0-
                                        and continuous action reactor                       2000 - $200,000
                                                                                            1999 - $ 45,500

Remptech, Ltd.  *           1997      Cobalt and nickel powders                  50%        2001 - $  -0-
                                                                                            2000 - $ 80,000
                                                                                            1999 - $165,500

Amsil, Ltd.     *           1998      Highly stable organomineral                52%        2001 - $  -0-
                                        polymers based on quarternary                       2000 - $230,000
                                        ammonium silicates                                  1999 - $ 62,500

Sorbtech, Ltd.  *           1998      High capacity absorbent                    52%        2001 - $  -0-
                                                                                            2000 - $260,000
                                                                                            1999 - $ 62,500

Corpem, Ltd.                2001      Sulfochlorinated polyethylene              20%        2001 - $ 30,000

                                        coatings                                            2000 -    -0-
                                                                                            1999 -    -0-

For all seven investees               Common charges funded by Company                      2001 - $219,393
                                                                                            2000 - $376,006
                                                                                            1999 - $243,356

* Due to limited working capital, management decided to temporarily curtail the funding of the operations and further development of the technologies for five of the Israeli-based technology companies, Comsyntech, Ltd., Remptech, Ltd. and Sorbtech, Ltd. during year ended December 2001 and Rademate, Ltd. and Amsil, Ltd. during the first quarter of 2002.

   The Company may or may not choose to resume the funding of these five companies in the future.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS (Continued)

d) Pursuant to three Technology Purchase Agreements each dated January 1, 1998 and a fourth agreement dated April of 1998, the Company has acquired from Oleg
L. Figovsky, Ph.D., a consultant to the Company, all right, title and interest in and to the following four unpatented technologies developed by him, inclusive of future improvements thereto: (i) a group of related technologies, collectively known as "Interpenetrated Network Polymers" ("INPs"), (ii) "Liquid Ebonite Material" ("LEM"), (iii) "Rubber Concrete" ("RubCon") and (iv) Electronic Glues for operations in extreme environments for purchase prices of $75,000, $15,000, $35,000 and $62,500, respectively (each, a "Purchase Price").
Pursuant to each such Technology Purchase Agreement, the Company, during a 15-year period, is obligated to pay to Dr. Figovsky royalties equal to 49% of the Company's net revenues from the sale or licensing of any products incorporating the applicable technology, subject to the Company's right to deduct from the first royalties payable under each agreement an aggregate sum equal to the Purchase Price paid thereunder. The Company has accounted for this technology license as acquired research and development and, in accordance with FASB Interpretation No. 4, has charged the purchase price of $187,500 to research and development expenses during the year ended December 31, 1998.

During February 2000, the Company acquired all of such royalty interest in the net profits derived by the Company from such technologies, along with rights to certain other technologies, for a cash payment to Professor Figovsky of $235,000, a payment of $15,000 to an Israeli research institute and a 1% royalty from gross revenue generated by these technologies for a period of 15 years. Since the acquired technologies are in the development stage, the Company charged the purchase consideration of $250,000 to research and development costs during the quarter ended March 31, 2000 (see Note 2).

e) During June 1998, the Company purchased for $40,000 the rights to certain anticorrosive additive technology from Israeli scientists. The Company has charged the $40,000 expenditure to research and development expenses for the year ended December 31, 1998.

f) During February 2000, the Company entered into an employment/development agreement with an individual to develop a cryptology technology. The Company formed Crypto.com, Inc. for the purpose of funding the development and commercialization of such technology. The Company agreed to pay this individual a salary of $6,000 per month, plus benefits, for a period of one year, which has been extended to January 31, 2002. The Company is a 66% controlling shareholder of Crypto.com, Inc.

At December 31, 2001, the Company, through its subsidiary, Crypto.com, Inc., entered into an agreement to market, license and commercialize its cryptology technology. Crypto granted a non-exclusive license and right to market its cryptology technology for a period of five years. Upon receipt of this cryptology technology, the licensee has 90 days to either use the technology itself or enter into a contract and licensing agreement with third parties for the use of the technology. If the licensee elects to utilize the technology solely for its own purpose, the licensee shall pay to Crypto $100,000 per month for 10 months. In the event that the licensee successfully markets and licenses the Crypto cryptology technology to a third party, the licensee will pay Crypto $1,000,000 within 30 days of this agreement. If the licensee enters into a license or market agreement, in which it receives royalty payments, Crypto shall receive 50% of the royalty.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS (Continued)

g)  Re-sealable Containers
    ----------------------

Pursuant to a sublicense (the "Re-sealable Container Sublicense") entered into in December 1997, the Company acquired from ERBC an exclusive, worldwide license to commercialize, use, exploit and market two mechanical systems (the "Re-sealable Container Systems") for resealing soft-drink (and other similarly configured) beverage cans, and cardboard "TetraPak" beverage containers. "TetraPak" containers are four-sided, pyramidical beverage containers used in Europe, made of packaging material similar to milk "cartons" familiar to the U.S. market.

Under the Re-sealable Container Sublicense, the Company paid ERBC $495,000 in consideration of the sub-license granted thereunder, and was obligated to pay to the inventor 50% of the Company's net revenues from the sale or licensing of such products and devices.

The Company accounted for this transaction as acquired research and development and, in accordance with FASB Interpretation No. 4, charged the license fee of $495,000 to research and development expenses for the year ended December 31, 1997.

During 1999, the Company sold its sub-licensing rights to the re-sealable container technology to ATI for $500,000 and a royalty equal to 6% of the gross revenue from this technology. This royalty was eliminated in the November 1999 Technology Purchase (see Note 3a). The Company received a deposit on such sale of $150,000 during 1999 and such amount was included in revenue for the year ended December 31, 1999. During the year ended December 31, 2000, the Company received the balance of $350,000, which was recognized as revenue during the year ended December 31, 2000.

h) On January 28, 1997, the Company entered into a technology transfer consulting arrangement with American Autopark, Ltd. ("Arbat") to license its technology, designs, renderings, blueprints and plans for the construction and operation of vertical parking structures. The Company is to receive a fee equal to $1,250 per parking space in each garage erected by Arbat or any of its affiliates based upon the technology transferred to Arbat by the Company. Certain shareholders of the Company are shareholders of Arbat.

In August 1997, the Company received a $225,000 technology transfer fee under this agreement related to a construction of a parking structure in Moscow, Russia. The Company has deferred the recognition of this revenue until such time when all initial technology has been transferred to Arbat and the Company has no remaining obligation once construction commences.

During the year ended December 31, 2001, the Company recognized the above revenue of $225,000 as other income due to the fact that the Company has fulfilled all of its obligations under the agreement. In addition, the Company believes that it will not receive any other fees from Arbat under the above agreement.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - MACHINERY AND EQUIPMENT

Machinery and equipment consisted of the following:

                                                            December 31,
                                                  ------------------------------
                                                      2001              2000
                                                  -----------        -----------

               Cost                               $  286,579         $  218,803
               Less:  Accumulated depreciation        92,918             37,390
                                                  -----------        -----------
                                                  $  193,661         $  181,413
                                                  ===========        ===========

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 amounted to $55,528, $19,947 and $8,316, respectively.

NOTE 5 - PATENT COSTS

Patent costs consisted of the following:

                                                           December 31,
                                                  ------------------------------
                                                     2001                2000
                                                  -----------        -----------

               Cost of patents                    $   31,358         $   31,358
               Less:  Accumulated amortization        10,291              8,538
                                                  -----------        -----------

                                                  $   21,067         $   22,820
                                                  ===========        ===========

Patent costs capitalized represent legal and other costs related to filing of patent applications in various countries.

Amortization expense for the years ended December 31, 2001, 2000 and 1999 amounted to $1,753, $1,753 and $2,014, respectively.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

On December 23, 2001, the Company converted accrued salaries and accrued consulting fees into five promissory notes with three employees and two consultants, totalling $212,187. The Company agreed to pay the principal and the interest at a rate per annum equal to 3.23% on February 1, 2003. On December 28, 2001, the Company issued 29,291 shares of its common stock valued at $.345 per share to one of the consultants for the payment of one note, which reduced the principal balance of the notes to $202,091.

NOTE 7 - 8% CONVERTIBLE DEBENTURES

November 27, 1997 8% Convertible Debentures
-------------------------------------------

On November 27, 1997, the Company sold through a private placement $3,000,000 principal amount of 8% convertible debenture notes, due November 27, 2000. As additional consideration, the Company issued separate warrants to the purchasers to acquire 60,000 shares of the Company's common stock at 110% of the market price, determined over the last five trading days prior to November 27, 1997, or $4.73 per share. The warrants are exercisable over two years and expired in 1999.

The debenture agreement permits the holders of the debentures to convert the debt into shares of common stock at beneficial conversion rates based on the timing of the conversions. All of the debt under this debenture was converted to common stock during 1998, 1999, 2000 and 2001 (see Note 7 "Payments on Debentures").

The Company assigned a value of $1,337,143 to the beneficial conversion feature of the debentures and $134,400 to the warrants to purchase 60,000 shares issued to the purchasers of the Convertible Debentures. These amounts are accounted for separately from the Convertible Debentures as an addition to paid-in capital and as a reduction of stockholders" equity for the unearned portion. The unearned portion was being amortized on the interest method over the 180-day period commencing November 27, 1997 and is charged to financing costs. For the years ended December 31, 2001, 2000 and 1999, amortization of such unearned financing costs amounted to $-0-, $-0- and $50,000, respectively.

Costs in connection with the $3,000,000 Convertible Debenture offering allocated to the Convertible Debentures, amounted to $472,080. Such costs were comprised of: (i) legal and professional fees amounting to $22,000, (ii) a placement fee to an unrelated party amounting to $300,000 and (iii) the placement agent received non-cash consideration valued at $150,080 consisting of warrants to purchase 67,500 shares of the Company's common stock at $4.73 per share, or 110% of Company's average closing price, determined over the last five trading days prior to November 27, 1997. The Company amortized such costs over 180 days as a financing expense commencing November 27, 1997. For the years ended December 31, 2001, 2000 and 1999, there was no amortization related to such costs.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - 8% CONVERTIBLE DEBENTURES (Continued)

February 23, 1998 8% Convertible Debenture Offering
---------------------------------------------------

On February 23, 1998, the Company sold in a private placement a principal amount of $3,000,000, 8% Convertible Debentures, due February 23, 2001. As additional consideration, the Company issued separate warrants to purchase 60,000 shares of the Company's common stock at $2.30 per share. The warrants are exercisable over two years.

The debenture agreements permit the holders of the debentures to convert the debt into shares of common stock at beneficial conversion rates based on the timing of the conversion. All of the debt under this debenture was converted to common stock in January of 2002 (see Note 14).

The Company assigned a value of $1,000,000 to the debentures" beneficial conversion feature and $100,000 to the warrants to purchase 60,000 shares, and such amount was amortized over 180 days commencing February 23, 1998. For the year ended December 31, 1998, amortization related to such costs amounted to $1,100,000.

Proceeds from the sale of a principal amount of 3,000,000, 8% Convertible Debentures amounted to $2,765,000 net of costs which were comprised of: (i) legal and professional fees amounting to $10,000, (ii) a placement fee to an unrelated party amounting to $225,000. The legal and placement fees of $235,000 have been recorded as deferred financing costs and were amortized over 180 days commencing February 23, 1998. For the year ended December 31, 1998, amortization related to such costs amounted to $235,000.

July 20, 1998 8% Convertible Debenture Offering
-----------------------------------------------

On July 20, 1998, the Company sold through a private placement a principal amount of $1,000,000, 8% Convertible Debentures due July 20, 2001. As additional consideration, the Company issued separate warrants to purchase 125,000 shares of the Company's common stock at $1.06 per share. The warrants are exercisable over two years.

The debenture agreements permit the holders of the debentures to convert the debt into shares of common stock at beneficial conversion rates based on the timing of the conversion. All of the debt under this debenture was converted in 1999 and 2000 (see Note 7 "Payments on Debentures").

The Company has assigned a value of $430,000 to the debentures beneficial conversion feature and $45,000 to the 125,000 warrants, and such amount was amortized over 180 days commencing July 20, 1998. For the years ended December 31, 2001, 2000 and 1999, amortization related to such costs amounted to $-0-, $-0- and $47,500, respectively.

Proceeds from the sale of the principal amount of $1,000,000, 8% Convertible Debenture notes, amounted to $975,000, net of legal and professional fees amounting to $25,000. The legal and professional fees of $25,000 have been recorded as deferred financing costs and were amortized over 180 days commencing July 20, 1998. For the years ended December 31, 2001, 2000 and 1999, amortization of such costs amounted to $-0-, $-0- and $2,500, respectively.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - 8% CONVERTIBLE DEBENTURES (Continued)

Payments on Debentures
----------------------

During the year ended December 31, 1998, a debenture holder converted $30,000 of principal and $2,169 of accrued interest into 100,002 shares of common stock.

During the year ended December 31, 1999, a debenture holder converted $410,000 of principal and $161,788 of accrued interest into 1,204,665 shares of common stock.

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

On February 20, 2001, the Company entered into an agreement with the holders of the Convertible Debentures dated February 23, 1998 to extend the original due date of February 23, 2001 by one year to February 23, 2002. In February 2002, indebtedness under this debenture was satisfied by conversion into common shares (see Note 14).

During the year ended December 31, 2001, the Company paid principal of $500,000 and accrued interest of $43,276 on the November 1997 Convertible Debentures.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - 8% CONVERTIBLE DEBENTURES (Continued)

Payments on Debentures (Continued)
----------------------

Convertible debentures consist of the following:

                                                            At December 31,
                                                        -----------------------
                                                           2001         2000
                                                        -----------  -----------

        November 27, 1997 8% Convertible Debentures
          (Due November 27, 2000)                       $    -       $  500,000

        February 23, 1998 8% Convertible Debentures
          (Due February 23, 2002) (Converted in
          February 2002)                                 3,000,000    3,000,000
                                                        -----------  -----------
               Total                                     3,000,000    3,500,000

        Less: Current maturities                         3,000,000      500,000
                                                        -----------  -----------
                Long-term Portion                       $    -       $3,000,000
                                                        ===========  ===========

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

These notes were satisfied in full during the year ended December 31, 2000 as follows:

- The obligation under a note dated January 1999 of $400,000, plus accrued interest, totalling $52,142, was paid in full.

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                            At December 31,
                                                       -------------------------
                                                          2001           2000
                                                       -----------   -----------

         Interest                                      $  547,953    $  300,146

         Professional fees                                 53,475       128,738

         Consulting fees                                  138,420       351,895

         Other                                            145,359       658,764
                                                       -----------   -----------
                                                       $  885,207    $1,439,543
                                                       ===========   ===========

NOTE 9 - INCOME TAXES

The components of deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                         2001           2000
                                                      ------------  ------------

         Deferred Tax Assets:
           Net operating losses carryforwards         $14,500,000   $11,900,000
           Technology rights                              811,000       395,000
           Capitalized research and
             development expenses                       1,100,000     1,060,000
           Compensatory element of stock
             issuances                                    181,900       314,700
                                                      ------------  ------------
              Total Gross Deferred Tax Assets          16,592,900    13,669,700

           Less:  Valuation allowance                 (16,592,900)  (13,669,700)
                                                      ------------  ------------
                  Net Deferred Tax Assets             $     -       $     -
                                                      ============  ============

The net change in the valuation allowance for deferred tax assets was an increase of approximately $2,923,200.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (Continued)

As of December 31, 2001, the Company had available approximately $42,769,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards for December 31, 1997 and prior expire during the year 2011 through 2012, and the December 31, 1998, 1999 and 2000 NOLs expire in the years 2018, 2019 and 2020, respectively. Pursuant to Section 382 of the Internal Revenue Code, substantial restrictions are imposed on the utilization of net operating loss carryforwards in the event of an ownership change.

                                   Year                 Net Operating Losses
                                   ----                 ----------------------

                                   2011                          $  2,372,000
                                   2012                            12,321,000
                                   2018                             7,989,000
                                   2019                             4,742,000
                                   2020                             7,634,000
                                   2021                             7,711,000
                                                                 -------------
                                                                 $ 42,769,000
                                                                 =============

A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:

                                                   2001       2000       1999
                                                  ------     ------     ------

            Federal statutory rate                (34.0)%    (34.0)%    (34.0)%
            Non-deductible expenses and losses      1.0        1.0        1.0
            Increase in valuation allowance        33.0       33.0       33.0
                                                  -------    -------    -------
              Effective rate                       -0-  %     -0-  %     -0-  %
                                                  =======    =======    =======

NOTE 10 - STOCKHOLDERS' EQUITY

Amendment of Authorized Shares
------------------------------

On June 20, 2000, the Company adopted an amendment to its Articles of Incorporation providing an increase to the authorized number of shares of common stock to 100,000,000 and an increase to the authorized number of shares of preferred stock to 5,000,000. On February 1, 2002, the Company adopted an Amendment to its Articles of Incorporation designating 25,000 shares of its authorized preferred stock as Series A 3% Convertible Preferred Stock (Note 14).

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Sale of Common Stock - December 31, 1999
----------------------------------------

On December 31, 1999, the Company completed the sale to Woodward LLC, an institutional investor, of 1,882,353 shares of its common stock and a warrant to purchase 200,000 shares of its common stock, resulting in net proceeds to the Company of $2,832,000. Pursuant to the terms of the sale, the Company could have been compelled to issue to the investor additional shares of common stock based on certain average closing prices of its common stock over the four-month period following December 31, 1999. No additional common shares were required to be issued under this agreement.

In addition, in December 1999 another agreement was entered into with the same investor, under which the Company, at its option, could sell additional common shares to the investor. The shares must be registered and the agreement was subject to monthly limits of $4,000,000, and various other limitations and restrictions. The purchase price of the common stock for each sale was based on 90% of the average of certain closing prices of its common stock of the preceding 20 days. Pursuant to this agreement, the Company completed three stock sales described below in March of 2000, April of 2000 and March of 2001.

Sale of Common Stock - March 2, 2000
------------------------------------

On March 2, 2000, under the agreement with Woodward LLC, the Company sold 1,200,000 shares of its common stock for total proceeds of $6,315,790. The agreement, pursuant to which these shares were sold, provides that the Company may be required to issue to Woodward LLC additional shares of common stock in the event that the average bid price in the market for outstanding Eurotech shares during September and October 2000 is below $6.58. On September 30, 2000, both parties agreed to amend its March 2000 agreement solely with respect to the number of reset periods. It was agreed that there will be four reset periods, each of one calendar month duration (20 trading days) starting September 5, 2000. Each reset period covers 25% of the shares originally sold previous to this agreement.

Sale of Common Stock - April 24, 2000
-------------------------------------

On April 24, 2000, under the agreement with Woodward LLC, the Company sold to Woodward LLC 2,000,000 of its common shares, together with a warrant to purchase 500,000 shares at $10 per share, for $10,000,000 and certain other consideration. The agreement, pursuant to which these shares were sold, provides that the Company may be required to issue to Woodward LLC additional shares of common stock under a repricing provision after March 31, 2001, if the average bid price of outstanding Eurotech shares is not then at least $9.375. The parties amended this agreement on June 29, 2000 to provide for the payment by Woodward LLC of a further $1,250,000. The Company recorded the $1,250,000 as a stock subscription receivable as of December 31, 2000. The Company received the $1,250,000 on March 13, 2001.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Sale of Common Stock - March 31, 2001
-------------------------------------

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

Modification and Extension of Woodward LLC Agreements
-----------------------------------------------------

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

Based on the strong probability that additional shares would be issuable under the repricing provisions of the March and April 2000 stock sales, the Company recorded an accrual of 8,500,000 additional common shares in the stockholders' equity section of the December 31, 2000 consolidated balance sheet.

During October and November of 2000, the Company issued to Woodward LLC 741,085 shares and in April and May 2001, the Company issued 2,279,463 shares in full satisfaction of the repricing rights under the March 2000 stock sale.

During the year ended December 31, 2001, the Company issued to Woodward LLC 3,852,566 common shares in satisfaction of repricing rights for 1,000,000 shares out of the 2,000,000 shares sold under the April 2000 common stock offering. As of December 31, 2001, the balance of common shares sold to Woodward LLC which are subject to repricing rights consists of 1,000,000 shares sold under the April 2000 offering and 1,333,333 shares sold under the March 2001 offering.

The above described repricing agreement has been modified by a new repricing rights agreement dated February 1, 2002 (Note 14).

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Other Significant Common Stock Issuances During 1999
----------------------------------------------------

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

The Company acquired from a former member of the Company's board of directors doing business as CIS Development Corp. ("CIS") 6,795,000 shares of the voting capital stock of ATI in exchange for 4,530,000 shares of its own common stock. The ATI shares were valued at $4,841,438 (Note 3).

In October of 1999, the Company settled a lawsuit with holders of certain warrants. In connection with the litigation settlement, the Company issued 181,784 shares in exchange for the cancellation of 450,000 warrants. The shares were valued at $456,278 and charged to operations during 1999.

Various warrant holders exercised their warrants and purchased 275,000 shares of common stock. Proceeds from these warrants exercised aggregated $327,000.

Other Significant Common Stock Issuances During 2000
----------------------------------------------------

The Company issued 140,674 shares of common stock as consideration for consulting services performed by various employees and consultants, including related parties. Shares issued under these arrangements were valued at $582,526, which was all charged to operations during the year ended December 31, 2000.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Other Significant Common Stock Issuances During 2001
----------------------------------------------------

On January 31, 2001, the Company issued 5,574 shares of its common stock as consideration for consulting services performed by two consultants at $2.15 per share, totalling $12,000.

On September 6, 2001, pursuant to the Registration Statement on Form S-3 with the Securities and Exchange Commission, which became effective on February 14, 2001, the Company issued 3,000,000 shares of its shelf-registered common stock to five individuals and one corporation at $.33 per share for $1,000,000.

As of December 31, 2001, the Company issued 12,000 shares of its common stock as consideration for consulting services performed by a consulting company for 3,000 shares per quarter, totalling $9,655.

In June 2001, the Company issued 120,000 shares of its restricted common stock at $.73 per share for consulting services, totalling $87,600.

Stock Repurchases
-----------------

During the year ended December 31, 2000, the Company repurchased 3,532,150 shares of its common stock for $8,478,069. Of such amount, 1,000,000 shares were repurchased from CIS for $2,000,000 during the quarter ended June 30, 2000, 1,000,000 shares were repurchased from CIS for $1,000,000 during the quarter ended September 30, 2000 and 500,000 shares were repurchased from Advanced Technology Industries ("ATI"), for $1,350,000 during the quarter ended September 30, 2000.

Warrants
--------

Pursuant to financial consulting agreements, in April of 1996, the Company agreed to issue warrants to purchase 600,000 shares of common stock. The warrants were exercisable for a period of four years commencing May 22, 1997 at an exercise price of $1.00 per share. The Company has issued warrants to purchase 130,000 shares of common stock. The remaining warrants were cancelled pursuant to a settlement agreement dated November 1999 (see Note 11). During 1999, the warrant exercise price was reduced to $0.05 per share, resulting in a charge to operations of $123,500 for 1999.

In October 1996, the Company entered into two-year consulting agreements with two individuals for certain advisory services. As full compensation for services to be rendered to the term of the agreements, the Company issued warrants to purchase 150,000 shares of common stock each exercisable for a period of five years commencing October 1, 1996 at an exercise price of $1.50 per share. During 1999, warrants to purchase 200,000 shares of common stock were exercised, resulting in net proceeds to the Company of $350,000. During the year ended December 31, 2000, the two individuals exercised warrants and purchased a total of 100,000 shares of the Company's common stock, for net proceeds to the Company of $150,000.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Warrants (Continued)
--------

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

Pursuant to a financial consulting agreement in December of 1997, a consultant was issued warrants to purchase 35,000 shares of common stock at $1.00 per share. The warrants could have been exercised commencing January 1, 1998 and expired on December 31, 2000. The warrants were assigned a value of $39,588, which was all charged to operations as a financing expense during 1997. During the year ended December 31, 2000, the consultant exercised its warrants and purchased a total of 35,000 shares of the Company's common stock, for net proceeds to the Company of $35,000.

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

During the year ended December 31, 1999, an officer and a board member were granted warrants to purchase a total of 200,000 common shares at an exercise price of $0.75 per share for 50,000 shares and $1.50 for 150,000 shares. The 50,000 warrants are exercisable over a three-year period and 150,000 warrants are exercisable over a four-year period.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Warrants (Continued)
--------

Pursuant to the January 1999 debt financing, warrants to purchase 94,750 shares of common stock were granted to the noteholders. During 1999, warrants to purchase 75,000 common shares were exercised, resulting in proceeds to the Company of $27,000. In connection with a repayment of an obligation under a promissory note, the remaining warrants to purchase 9,750 shares of common stock were cancelled.

As part of a consulting agreement with the Company's Chairman of the Board, during 2000 the Company granted warrants to purchase 375,000 common shares over the 5-year term of the agreement, of which 75,000 warrants become exercisable each year at exercise prices of $1.00, $2.00, $3.00, $4.00 and $5.00, respectively.

As part of an employment agreement with an officer, during 2000 the Company granted warrants to purchase 300,000 common shares over the 3-year term of the agreement, of which 100,000 warrants become exercisable each year, at exercise prices of $1.00, $2.00 and $3.00, respectively.

In December of 1999, as part of the sale of the Company's securities, a warrant to purchase 200,000 shares of the Company's common stock was sold to the investor. The warrant is exercisable over five years at an exercise price of $3.00. On May 18, 2001, the exercise price was increased to $4.00.

Pursuant to the settlement of penalties of convertible debentures, the Company issued to the placement agent warrants to purchase 250,000 shares of common stock at $3.00 per share. The warrants may be exercised over a four-year period ending March 2004. The warrants were valued at $250,000 and were charged to operations during the year ended December 31, 2000.

In April of 2000, as part of the sale of the Company's securities, a warrant to purchase 500,000 shares of the Company's common stock was issued at an exercise price of $10.00. The warrants are exercisable over a five-year period. On May 18, 2001, the exercise price was reduced to $4.00, resulting in a charge to operations of $29,000 for the year ended December 31, 2001.

In June of 2000, two consultants were granted warrants to purchase a total of 58,000 common shares at an exercise price of $1.00 per share. The warrants were valued at $204,718 and were charged to operations during the year ended December 31, 2000. The warrants are exercisable over a three-year period.

During the year ended December 31, 2000, two consultants were granted warrants to purchase a total of 50,000 shares of common stock at an exercise price of $1.00. The warrants are exercisable over a six-year period. The warrants were valued at $78,125 and were charged to operations during the year ended December 31, 2001.

In January 2001, a consultant was granted warrants to purchase a total of 150,000 common shares at an exercise price of $2.00 per share. The warrants are exercisable over a five-year period. The fair market value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model was $0.94, totalling $141,000, which was charged to operations during the year ended December 31, 2001.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Warrants (Continued)
--------

In February 2001, a consultant was granted warrants to purchase a total of 60,000 common shares at an exercise price of $3.00 per share. The warrants are exercisable over a five-year period. The fair market value of the stock warrants on the date of grant using the Black-Scholes option pricing model was $.69, or $41,400, which was charged to operations during the year ended December 31, 2001.

On July 10, 2001, the Company elected an individual as a director of the Company and as Co-Chairman of the Board. The Company agreed to issue five-year warrants to purchase 500,000 shares of the Company's common stock at $.70 per share, 50% issued upon signing the agreement and the balance issued quarterly over a 24-month period. The warrants are exercisable over a five-year period. The individual subsequently left the Board and became Chairman of the Advisory Board. The fair market value of the warrants on the date of grant using the Black-Scholes option pricing model was $.18, or $90,000, of which $66,868 were charged to operations during the year ended December 31, 2001.

On October 1, 2001, the Company granted a consulting company warrants to purchase 100,000 shares of its common stock at an exercise price of $.34. The warrants vested immediately and expire in 10 years from the grant date. The fair value of stock warrants estimated on the date of grant using the Black-Scholes option pricing model was $.27, or $27,000, which was charged to operations during the year ended December 31, 2001.

On October 26, 2001, the Company granted a consulting firm warrants to purchase 280,000 shares of its common stock between $1.00 and $5.00. The warrants vested on the grant date and expire in five years from the grant date. The fair value of stock warrants estimated on the date of grant using the Black-Scholes option pricing model ranging from $.09 to $.20 totalled $38,000, of which $12,667 was charged to operations during the year ended December 31, 2001.

On October 26, 2001, the Company granted a legal firm warrants to purchase 75,000 shares of its common stock. The exercise price shall be the lower of the price of its shares at the close of trading on AMEX on the date the agreement was signed ($.60) and the price at the close of trading on AMEX on the date the warrants become exercisable which will be six months later. The warrants were valued at $25,500 and were charged to operations during the year ended December 31, 2001.

At December 31, 2001, the Company had outstanding warrants to purchase 3,108,000 shares of the Company's common stock at prices ranging from $0.34 to $5.00 per share.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

The following table summarizes the stock warrants transactions from the period of inception (May 26, 1995) to December 31, 2001:

                                                      Number of Warrants     Exercise Prices
                                                      -----------------      ---------------
         Balance outstanding at December 31, 1995               -                   -
           Granted                                            900,000         $0.05 - $1.50
           Exercised                                            -                   -
           Cancelled/Expired                                    -                   -
                                                            ----------
         Balance outstanding at December 31, 1996             900,000         $0.05 - $1.50
           Granted                                            526,500         $1.00 - $5.02
           Exercised                                            -                   -
           Cancelled/Expired                                    -                   -
                                                            ----------
         Balance outstanding at December 31, 1997           1,426,500         $0.05 - $5.02
           Granted                                            185,000         $1.06 - $2.30
           Exercised                                            -                   -
           Cancelled/Expired                                    -                   -
                                                            ----------
         Balance outstanding at December 31, 1998           1,611,500         $ .05 - $5.02
           Granted                                            494,750         $ .36 - $4.00
           Exercised                                         (275,000)        $ .36 - $1.50
           Cancelled/Expired                                 (660,000)        $ .05 - $4.73
                                                            ----------
         Balance outstanding at December 31, 1999           1,171,250         $ .75 - $5.02
           Granted                                          1,533,000         $1.00 - $5.00
           Exercised                                         (320,000)        $1.06 - $2.30
           Cancelled/Expired                                 (441,250)        $ .36 - $5.02
                                                            ----------
         Balance outstanding at December 31, 2000           1,943,000         $ .75 - $5.00
           Granted                                          1,165,000         $ .34 - $5.00
           Exercised                                            -                   -
           Cancelled/expired                                    -                   -
                                                            ----------
         Balance outstanding at December 31, 2001           3,108,000         $ .34 - $5.00
                                                            ==========

The following table summarizes information about stock warrants outstanding at December 31, 2001:

                                            Warrants Granted                  Warrants Exercisable
                                 --------------------------------------     -----------------------
                                                 Weighted     Weighted                     Weighted
                                                 Average      Average                      Average
                                   Number       Remaining     Exercise        Number       Exercise
   Ranges of Exercise Prices     Outstanding   Life (Years)    Price        Exercisable     Price
   -------------------------     -----------   ------------   --------      -----------    --------

        $ .01 to $ .34              100,000          10        $ .34           100,000      $ .34
        $ .35 to $. 75              625,000          5.7       $ .67           406,250      $ .65
        $ .76 to $1.00              363,000          4.7       $1.00           363,000      $1.00
        $1.01 to $2.00              485,000          4.7       $1.84           485,000      $1.84
        $2.01 to $3.00              585,000          4.6       $2.90           580,000      $2.90
        $3.01 to $4.00              775,000           4        $4.00           700,000      $4.00
        $4.01 to $5.00              175,000           5        $5.00           100,000      $5.00
                                 -----------   ------------   --------      -----------    --------

                                  3,108,000          4.8       $2.38         2,734,250      $2.40
                                 ===========   ============   ========      ===========    ========

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                Warrants to purchase common stock                     3,108,000
                Convertible Debentures and accrued interest
                  (based on actual conversion at January 2002)        6,000,369
                Options to purchase common stock                      1,387,500
                Repricing rights provisions - based on $.50 price
                  per share (6,000,000 shares issued in February
                  2002)                                              15,213,000
                                                                     -----------
                      Total as of December 31, 2001                  25,708,869
                                                                     ===========
                Substantial issuances after December 31, 2001
                  through February 22, 2002:
                    Issuance of warrants to purchase common stock       550,000
                                                                     ===========
                    25,000 shares of Series A convertible
                      preferred stock                                see Note 14
                                                                     ===========

NOTE 11 - 1995 AND 1999 STOCK OPTION PLANS

The Company's 1995 Stock Option Plan was adopted by the Board of Directors and stockholders of the Company on November 12, 1995. The Company's 1999 Stock Option Plan was adopted by the Board of Directors during August 1999 and approved by the stockholders in June 2000. Under the Option Plans, a total of 1,250,000 shares of the Company's common stock, subject to certain adjustments, are reserved for issuance upon the exercise of options. Options granted under the Option Plans may be either (i) options intended to constitute incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or any corresponding provisions of succeeding law (the "Code") or (ii) non-qualified stock options. Incentive stock options may be granted under the Option Plans to employees (including officers) of the Company or a subsidiary corporation thereof on the date of grant. Non-qualified options may be granted to (i) non-employees of the Company or a subsidiary thereof on the date of the grant, and (ii) consultants or advisors who do not provide bonafide services, and such services must not be in connection with the offer or sale of securities in a capital raising transaction.

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

NOTE 11 - 1995 AND 1999 STOCK OPTION PLANS (Continued)

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

On August 28, 2000, the Company granted options to its Vice-President of Advanced Material Division under the 1999 Option Plan to purchase 75,000 shares of common stock. The exercise price is from $3.00 to $3.50, exercisable equally on the anniversary date over the next three years. These options expire in five years from the grant date.

On December 1, 2000, the Company granted options to its General Manager of Business Development to purchase 12,500 shares of common stock. The exercise price is $4.00. The Options expire in five years from the grant date.

During the year ended December 31, 2000, a retiring officer exercised options and purchased 50,000 shares of the Company's stock for $16,500.

In January 2001, the Company granted options to its Chief Operating Officer under the 1999 Option Plan to purchase 275,000 shares of common stock. The exercise price is from $2.50 to $3.50, with 50,000 vesting and exercisable immediately and the remaining 225,000 vesting and exercisable equally on the anniversary date over the next three years. These options expire in five years from the grant date.

In January 2001, the Company granted options to its former Chief Financial Officer under the 1999 Option Plan to purchase 100,000 shares of common stock. The exercise price is from $1.50 to $2.50, with 50,000 vesting and exercisable immediately and the remaining 50,000 exercisable on June 30, 2001. These options expire in five years from the grant date.

Options Granted Outside of the Plan
-----------------------------------

On May 3, 2000, the Company granted to its former Chief Operating Officer non-qualified stock options, outside of the Company's stock option plans, to purchase a total of 325,000 shares of common stock. Of the options granted, options on 25,000 shares vested immediately at $1.00 per share and 100,000 shares will vest on each subsequent anniversary date at exercise prices of $2.50, $3.00 and $3.50, respectively. All stock options expire on May 2, 2010. The Company recorded a total of $187,750 as unearned stock compensation during the year ended December 31, 2000, based on the excess of the closing price of the common stock at the date of the grant over the exercise price of the options. The unearned stock compensation is being amortized over the vesting periods. During the years ended December 31, 2001 and 2000, the Company recorded $62,580 and $41,723 of compensation expense related to such stock options, respectively.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - 1995 AND 1999 STOCK OPTION PLANS (Continued)

A summary of the Company's stock option activity and related information follows:

                                                               Weighted                                  Weighted
                                                               Average                Outside            Average
                                      Under the Plans          Exercise              the Plans           Exercise
                                       Stock Options            Price              Stock Options          Price
                                        -----------             ------              -----------          --------

Balance at May 26, 1995                      -                  $ -                      -               $  -

Options granted:
  Outside the option plans                   -                    -                    600,000            .00025
                                        -----------             ------              -----------          --------
Balance at December 31, 1995                 -                    -                    600,000            .00025

Options exercised outside the
  option plans                               -                    -                   (600,000)           .00025
                                        -----------             ------              -----------          --------
Balance at December 31, 1996                 -                    -                      -                  -
                                        -----------             ------              -----------          --------
Balance at December 31, 1997                 -                    -                      -                  -
                                        -----------             ------              -----------          --------
Balance at December 31, 1998                 -                    -                      -                  -
                                        -----------             ------              -----------          --------
Options granted:
  In the 1995 plan                         500,000                .68                    -                  -
  In the 1999 plan                         150,000                .71                    -                  -

Options granted:
  Outside the option plan                    -                    -                      -                  -
                                        -----------             ------              -----------          --------
Balance at December 31, 1999               650,000                .69                    -                  -

Options granted:
  In the 1999 plan                          87,500               3.57                    -                  -

Options granted:
  Outside the option plan                    -                    -                    325,000              2.85

Options exercised in the 1995
  plan                                     (50,000)               .33                    -                  -
                                        -----------             ------              -----------          --------
Outstanding - December 31, 2000            687,500               1.07                  325,000              2.85

Options granted:
  In the 1999 plan                         375,000               2.72                    -                  -
                                        -----------             ------              -----------          --------
Outstanding - December 31, 2001          1,062,500              $1.65                  325,000             $2.85
                                        ===========             ======              ===========          ========
Exercisable at December 31:
   2001                                    787,500              $1.11                  125,000             $2.20
   2002                                    887,500              $1.32                  225,000             $2.56
   2003                                    987,500              $1.51                  325,000             $2.85
   2004                                  1,062,500              $1.65                  325,000             $2.85

The exercise price for options outstanding as of December 31, 2001 ranged from $.71 to $4.00.

At December 31, 2001, -0- and 137,500 options are available under the 1995 plan and 1999 plan, respectively.

The weighted average fair value of exercised options during the year ended December 31, 2000 was $1.07.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - 1995 AND 1999 STOCK OPTION PLANS (Continued)

Had the Company elected to recognize compensation cost based on the fair value of the options and certain warrants issued to employees at the date of grant, as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," net loss in 2001, 2000 and 1999 would have been $8,932,735, $14,896,800 and $7,742,000, respectively, or $.18, $.33 and $.32 per share, respectively.

The fair value of options and warrants at date of grant was estimated using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions were:

                                                          December 31,
                                                 ------------------------------
                                                   2001        2000       1999
                                                 -------     -------    -------

           Expected stock price volatility        56.81%      138%        33%
           Risk-free interest rate                  5%          5%         5%
           Expected option life in years         5 years     3 years    5 years
           Expected dividend yield                  0%          0%         0%

Employee Benefit Plan
---------------------

The Company adopted a non-contributory 401(k) plan effective January 1, 2000. The plan covers all employees who are at least 21 years of age with no minimum service requirements. The contributions to the plan for the years ended December 31, 2001 and 2000 totalled $23,300 and $12,400, respectively.

NOTE 12 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Lease Obligations
-----------------

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Lease Obligations (Continued)
-----------------

The Company's future minimum lease payments are as follows:

                      Year Ended December 31,                Amount
                      -----------------------              -----------

                               2002                        $  233,067
                               2003                           240,059
                               2004                           247,261
                               2005                           168,105
                               2006                             -

Rent expense for all premise operating leases was approximately $245,794, $180,468 and $40,790 for the years ended December 31, 2001, 2000 and 1999, respectively.

Sub-Lease Agreement
-------------------

During June 2001, the Company entered into a one-year sublease agreement of a portion of its headquarters space for rent receivable of $5,945 per month.

Employment Agreements
---------------------

On January 11, 1999, the Company entered into an employment agreement with its president. The agreement provides for a salary $2,000 per week. He also received a 5-year warrant to purchase 50,000 shares of the Company's common stock at $1 per share. On September 1, 1999, he was awarded, under the 1999 Stock Option Plan, 150,000 options with exercise price of $0.71. Effective November 5, 1999, he entered into a three-year employment contract with the Company that provides for base compensation in the first contract year of $104,000; in the second contract year, the sum of that amount, plus the bonus awarded to him in the first contract year; and in the third contract year, that amount, plus the bonus awarded to him in the second contract year. The bonus to which he is entitled in each contract year is an amount, not to exceed 50% of base salary, determined by applying to that year's base salary the percentage by which the market price of the Company's common stock had increased between the beginning and the end of the contract year. In addition, for each contract year, he will be issued a five-year warrant to purchase 100,000 shares of the Company's common stock for $1, $2 and $3 per share, successively. Effective July 1, 2000, the base pay was increased to $3,000 per week. As of February 28, 2002, this agreement has been cancelled (see Note 14).

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Employment Agreements (Continued)
---------------------

On August 28, 2000, the Company entered into a one-year employment agreement with its Vice President, providing for an annual base salary of $138,000 and non-qualified stock options to purchase a total of 75,000 shares of common stock. Of the options granted, exercise prices are determined by the board that approximates the market price during the period of the week preceding the board's approval. On August 28, 2001, the above agreement was automatically extended for one more year.

During January 2001, the Company entered into an employment agreement with an individual to provide services as general manager of its Nuclear and Environmental Division. The Company agreed to pay $175,000 annually, plus a five-year option to purchase 275,000 shares of common stock, at prices ranging from $2.50 to $3.50 per share.

Consulting Agreements/Commitments
---------------------------------

In December 1996, the Company entered into a two-year consulting agreement for certain advisory services, including directing a technology development branch in Israel. Effective April 1, 1998, the Company agreed to increase the consultant's cash compensation to $5,000 per month, and to issue a number of shares of common stock having a market value of $6,000 per month. The number of shares were to be determined based on the bid price 5 days prior to issuance. On March 23, 2001, the Company agreed to extend the consulting agreement by compensating the consultant $8,000 per month, but the consultant would not receive any further common stock of the Company. This agreement is effective as of January 1, 2001.

In December 1996, the Company entered into a two-year consulting agreement for certain advisory services, including managing a technology development branch in Israel. Effective April 1, 1998, the Company agreed to increase the consultant's cash compensation to $5,000 per month, and issued a number of shares of common stock having a market value $6,000 per month. The number of shares was determined based on the closing bid price 5 days prior to issuance. On March 23, 2001, the Company agreed to extend the consulting agreement by compensating the consultant $8,000 per month, but the consultant would not receive any further common stock of the Company. This agreement is effective as of January 1, 2001.

On August 13, 1999, the Company entered into a five-year consulting agreement, commencing October 1, 1999, with its Chairman of the Board to provide services in connection with fund raising and mergers and acquisitions for $1,000 per week for 52 weeks per year and granted warrants to buy 375,000 shares of common stock at exercise prices of 75,000 at $1.00, 75,000 at $2.00, 75,000 at $3.00, 75,000
at $4.00 and 75,000 at $5.00, respectively. Effective January 1, 2001, the consulting fee was increased to $3,000 per week. As of February 28, 2002, this agreement has been cancelled (see Note 14).

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Consulting Agreements/Commitments (Continued)
---------------------------------

In October 1999, the Company entered into a one-year consulting agreement for marketing and advisory services related to the Company's technologies. The agreement can be terminated by either party by 90 days written notice. The agreement provides for a monthly fee of $2,500 per month, starting December 1999 through May 2000, and $5,000 per month thereafter. In addition, the Company issued 5,000 shares of Eurotech's stock per month starting October 1999 through May 2000, and 2,500 shares per month thereafter. This agreement was replaced by a new agreement dated September 1, 2000 with a period of one year commencing on September 1, 2000 and ending August 31, 2001 for $2,000 per month. The Company has the right to terminate the agreement with the consultant with a 90-day notice to terminate. During August 2001, the consulting agreement expired and was not renewed by the Company.

During February 2000, the Company entered into a one-year consulting agreement with an individual to carry out various activities for the Company's operations in Germany. The Company agreed to pay the consultant $4,000 per month. During January 2001, the above agreement expired and was not renewed by the Company.

The Company entered into a one-year consulting agreement for marketing services to be provided for $14,000 per month, beginning May 1, 2000. During April 2001, the above contract expired and subsequently was not renewed.

On May 8, 2000, the Company entered into a consulting agreement for international product and service marketing and environmental law advice to be provided for one year at $5,000 per month. The above contract expired June 2001 and was not renewed.

On December 1, 2000, the Company entered into a one-year consulting agreement for tactical marketing services for the purpose of pursuing government business objectives. The consultant will identify specific U.S. Department of Energy ("DOE") project opportunities for the Company and assist it in winning these DOE projects. The Company will pay the consultant a monthly fee of $7,500 during the term of the agreement. On December 31, 2001, the above contract expired and subsequently was not renewed.

The Company entered into a one-year consulting agreement with an individual to provide services as General Manager of Business Development for the Western U.S. Sales Area. The Company agreed to pay the consultant $158,000 annually and the option to purchase 12,500 shares of restricted common stock at an exercise price of $4.00. The consultant also is entitled to additional compensation, as well as additional options to purchase the Company common stock, if the Company's revenue exceeds certain levels from the Company's Western U.S. sales area over the term of the agreement. On December 31, 2001, the above contract expired and the Company decided not to renew the agreement.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Consulting Agreements/Commitments (Continued)
---------------------------------

During January 2001, the Company entered into a two-year agreement with an investment banking company for financial consulting services and advice pertaining to the Company's business affairs. The Company agreed to pay a consulting fee of $5,000 per month. In addition, the Company was to grant to the consulting company five-year warrants to purchase 600,000 shares of the Company's common stock of escalating prices starting at $1.00 per share, of which warrants to purchase 150,000 shares were to vest immediately. On March 30, 2001, the other party cancelled this agreement due to current market conditions. Accordingly, warrants to purchase 450,000 shares were cancelled.

During January 2001, the Company entered into a one-year consulting agreement for general strategic consulting services to be rendered. The Company agreed to pay a fee of $300,000 in four equal quarterly installments. In addition, the Company subsequently entered into a more specific agreement in which the consultant will assist the Company in evaluating possibilities for improving its capital structure and strategic alternatives. For these services, the consultant will be entitled to a fee of 4% of the value of any transactions arising out of these services. During January 2002, the above agreement expired and was not renewed.

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

On April 25, 2001, the Company entered into a financial and strategic consulting agreement with a consulting company, pursuant to which this entity will assist the Company in evaluating possibilities for improving capital structure and strategic alternatives. The Company agreed to pay $250,000, of which $124,999 was paid upon execution of the agreement and three installments of $41,667 each were paid monthly thereafter. As of December 31, 2001, the above agreement was terminated by the Company.

During June 2001, the Company entered into a six-month consulting agreement with a company for assisting road show presentation in Germany, introductions to subscription newsletters, television programs, etc. The Company agreed to pay $20,000 upon the signing of the agreement and to issue consultants 120,000 shares of common stock for $120 subject to other conditions of performance under the contract. The above contract expired during December 31, 2001 and was not renewed by the Company.

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Consulting Agreements/Commitments (Continued)
---------------------------------

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

Concentration of Credit Risk
----------------------------

The Company maintains cash balances in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balance may exceed these limits. At December 31, 2001 and 2000, uninsured cash balances were approximately $718,000 and $1,360,000, respectively. The Company believes it is not exposed to any significant credit risk for cash. Future concentration of credit risk may arise from trade accounts receivable. Ongoing credit evaluations of customers' financial condition will be performed and, generally, no collateral will be required.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

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

New Technology Transfer Agreement
---------------------------------

On April 6, 2000, the Company entered into a one-year manufacturing and technology transfer agreement with a California corporation, providing for the transfer of certain EKOR technology and the manufacture of certain EKOR products. The agreement will continue automatically from year to year, unless terminated in writing 30 days prior to the annual renewal anniversary. On April 16, 2001, the Company renewed the above agreement for five years.

NOTE 13 -  SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions
---------------------

1999:
----

During the year ended December 31, 1999, a holder of debentures converted $410,000 of principal and $161,788 of accrued interest into 1,204,665 shares of common stock.

Technology rights were acquired for non-cash consideration totalling $8,047,688 (Note 3).

2000:
-----

During the year ended December 31, 2000, holders of debentures converted $3,060,000 of principal and $691,858 of accrued interest into 2,082,728 shares of common stock.

During the year ended December 31, 2000, 300,000 shares of stock and 250,000 warrants were issued to settle accrued liabilities related to the convertible debentures of $1,120,000.

An obligation under a convertible promissory note dated January 1999 of $50,000, plus accrued interest of $6,393, payable to a former Chairman of the Board of the Company, was satisfied by the issuance of 200,000 shares of common stock.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

Non-Cash Transactions (Continued)
---------------------

2001:
----

Technology rights were acquired for non-cash consideration of $2,500,000 (Note
3).

During the year ended December 31, 2001, 29,291 shares of stock were issued to pay a promissory note of $10,096.

During the year ended December 31, 2001, the Company issued 57,320 shares of its common stock for accrued expenses of $19,760.

During December 2001, the Company converted accrued salaries and accrued consulting fees into five promissory notes totalling $212,187.

NOTE 14 - SUBSEQUENT EVENTS

a)  Convertible Debentures
    ----------------------

On January 9, 2002, the Company converted $3,000,000 principal amount of February 1998 Convertible Debentures, plus the amount of all accrued and unpaid interest, due February 23, 2002, into 6,000,369 shares of the Company's common stock in full satisfaction of the debentures. In connection with the conversion, the Company issued a warrant to purchase 500,000 shares of common stock at an exercise price of $1.00 per share. The warrants are exercisable over five years. The warrants were valued at $390,000 based on the Black-Scholes option pricing model and such amount will be recorded as a debt conversion expense during 2002.

b)  Convertible Preferred Stock
    ---------------------------

On February 1, 2002, the Company amended its Articles of Incorporation to designate 25,000 of its 5,000,000 authorized preferred stock as a "Series A 3% Convertible Preferred Stock," par value $.01 per share, with a liquidation preference of $100 per share. In February 2002, the Company entered into a securities purchase agreement with Woodward LLC to purchase 25,000 Series A 3% Convertible Preferred shares for $2,500,000, less expenses and commissions. The Company received $1,000,000 at the closing date and the remaining balance of $1,500,000 will be paid in installments of $500,000, payable on May 30, 2002, August 30, 2002 and November 30, 2002.

The holder of the designated series shares is entitled to receive dividends at a rate of three percent per annum of the liquidation preference of $100 per share, which is fully cumulative. The dividends on the designated series shares accrue from the date of issuance of each share and are payable semi-annually on June 30 and December 30 of each year, commencing on June 30, 2002. The dividends on the designated series shares are payable only when, as and if declared by the Board of Directors out of funds legally available.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS (Continued)

b)  Convertible Preferred Stock (Continued)
    ---------------------------

The holder of the designated series shares has no voting rights. As of September 1, 2002, each designated series share can be converted to fully paid and non-assessable shares of common stock, at the option of the holder by dividing $.50 into the liquidation preference. At conversion, all accrued or declared, but unpaid dividends on the designated series shares have the option to be paid in cash or in common stock. Under a repricing rights agreement dated February 1, 2002, common shares issued upon conversion are subject to monthly repricing on or after October 1, 2002, if the average bid price for any lowest five business days during the repricing period is not equal or greater than $3.618. For example, if on December 1, 2002 all of the 25,000 preferred shares were converted into common shares and the put price per share of the Company's common stock was $.50 per share, or $1.00, or $3.62, then under these scenarios, the Company would be required to issue the following number of common shares:

                                              Put Price of Common Stock At
                                          --------------------------------------
                                             $0.50         $1.00        $3.62
                                          -----------   -----------   ----------

    Initial shares upon conversion         5,000,000     5,000,000    5,000,000

    Repricing shares upon conversion      31,180,000    13,090,000        -
                                          -----------   -----------   ----------
        Total Shares                      36,180,000    18,090,000    5,000,000
                                          ===========   ===========   ==========

The Company is not obligated to issue any additional shares under this repricing rights agreement until shareholder approval is received to increase the authorized shares of common stock to 200,000,000.

Pursuant to a registration rights agreement dated February 1, 2002, the purchaser of the Series A convertible preferred stock was granted mandatory registration rights. The Company must file a registration statement with the SEC no later than May 20, 2002 and such statement must be declared effective on or before August 20, 2002. If the registration statement covering the registrable securities is not filed in proper form with the SEC by the required filing date or becomes effective after August 20, 2002, the Company will be required to pay certain penalties to the purchaser.

Under certain circumstances, the Company, at its option, may redeem the Series A convertible preferred stock at $732.60 per share.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS (Continued)

c)  Amendment to Woodward LLC Agreements
    ------------------------------------

On February 1, 2002, the Company and Woodward LLC entered into an agreement to extend and modify their existing agreement as follows:

o The repricing terms applicable to the remaining one-half of the 2,000,000 shares issued pursuant to the April 2000 Agreement and the 1,333,333 shares issued pursuant to the March 2001 Agreement that was modified by the May 18, 2001 Agreement will be superceded. The new repricing terms and the target price applicable to the new agreement, will be $3.76 per share. The 2,333,333 shares will be subject to repricing in three monthly installments of 333,333 shares each and three monthly installments of 444,444 shares each over six monthly repricing periods beginning as of March 1, 2002, as a result of which the Company may be required to issue to Woodward LLC additional shares of common stock in the proportion to which the outstanding shares trading during the specified repricing period below the $3.76 target price.

o On February 1, 2002, the Company issued to Woodward LLC 6,000,000 shares of its common stock to be applied against the first two repricing periods (March 1, 2002 and April 1, 2002). If the actual shares to be issued which will be determined in March and April 2002 are less or greater than the 6,000,000 shares, the Company will apply the difference to the next four pricing periods in four equal installments.

o The exercise price of the two warrants that were previously issued to Woodward LLC for 200,000 and 500,000 shares, respectively, was reduced to $1.00 per share.

o The Company has agreed to authorize and reserve for issuance, free from pre-emptive rights, 10,000,000 shares of common stock for purposes of issuance of the shares for the above repricing agreement. Upon the amendment of its articles of incorporation, the number of shares to be reserved for this repricing agreement will increase to 20,000,000.

d)  New Equity Agreement
    --------------------

In February of 2002, the Company entered into a Private Equity Agreement with an investor under which the Company, at its option, could put shares to the investor to sell up to $10 million of its common shares. The common shares to be sold must be registered to commence the sales of common stock under this agreement. Each sale is limited to the lesser of $1 million or two hundred percent of the weighted average volume for the twenty trading days immediately preceding the put date and each sale is subject to certain other restrictions. The initial sale price of the common stock is based on 90% of the average of the lowest three days closing prices of its common stock during the 10 trading days immediately following the put date.

In conjunction with this agreement, the investor was granted a warrant to purchase 50,000 shares of common stock at an exercise price of $0.35 per share. The warrant vested at the grant date and is exercisable over a three-year period ending February 22, 2005.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS (Continued)

e) Management Changes
   ------------------

On February 28, 2002 the Company appointed a new President and Chief Executive Officer. The former President and Chief Executive Officer resigned in order to accept his appointment by the Board of Directors to be the Company's new Chairman. The former Chairman resigned in order to serve as the Company's newly created post of Vice Chairman.

f) Employment and Consulting Agreements
   ------------------------------------

On February 28, 2002, the Company entered into an Employment Agreement with it new Chairman Don Hahnfeldt. Under the terms of the agreement, the Company is to pay to Mr. Hahnfeldt a salary equal to $15,000 per month, plus other fringe benefits, including medical and health insurance and auto allowances. The agreement is for a term of two years and provides for a severance payment in the amount of $180,000 and immediate vesting of all stock options in the event his employment is terminated without cause. Mr. Hahnfeldt was granted options to acquire 1,000,000 shares of the company's common stock, of which 500,000 shall vest immediately and the remaining 500,000 shall vest equally over a 24 month period beginning March 1 2002 and are exercisable only in the event that the Company increases the number of authorized shares of common stock to at least 130,000,000 shares. The options are exercisable at the fair market value at the date of the grant of $0.50 per share. All stock options expire on February 28, 2012.

On February 28, 2002, the company entered into an Employment Agreement with it new President and Chief Executive Officer Todd J. Broms. Under the terms of the agreement, the Company is to pay to Mr. Broms a salary equal to $210,000 per year. The agreement is for a term of two years and provides for a severance payment in the amount of $210,000 and immediate vesting of all stock options in the event his employment is terminated without cause. Mr. Broms was granted options to acquire 1,300,000 shares of the company's common stock, of which 675,000 shall vest immediately and the remaining 625,000 shall vest equally over a 24 month period beginning March 1 2002 and are exercisable only in the event that the Company increases the number of authorized shares of common stock to at least 130,000,000 shares. The options are exercisable at the fair market value at the date of the grant of $0.50 per share. The options expire on February 28, 2012.

On February 28, 2002, the company entered into a Consulting Agreement with Verdi Consultants, Inc. Under the terms of the agreement, the Company is to pay to Mr. Verdi a Consulting fee equal to $15,000 per month plus an automobile allowance. The agreement is for a term of three years and provides for a severance payment in the amount of $180,000 and immediate vesting of all stock options in the event his consulting agreement is terminated without cause. Mr. Verdi was granted options to acquire 1,000,000 shares of the company's common stock, of which 125,000 shall vest immediately and the remaining 875,000 shall vest equally over a 24 month period beginning March 1 2002 and are exercisable only in the event that the Company increases the number of authorized shares of common stock to at least 200,000,000 shares. The options are exercisable at the fair market value at the date of the grant of $0.50 per share. All stock options expire on February 28, 2012.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - QUARTERLY RESULTS (UNAUDITED)

                                                   Quarter Ended
                           ------------------------------------------------------------
                             March 31         June 30      September 30    December 31     Total Year
                           ------------     ------------   -------------   ------------   ------------

2001:
----

Revenues                   $     -          $     -        $    10,215     $       498    $    10,713
Net loss                    (2,901,268)      (2,332,679)    (2,462,801)     (1,063,487)    (8,760,235)
Loss per share - basic
  and diluted   (a)              $(.07)           $(.05)         $(.05)          $(.04)         $(.18)

2000:
----

Revenues                   $     -          $     -        $   350,000     $     -        $   350,000
Net loss                    (2,151,027) (a)  (2,523,513)    (2,051,064)     (3,147,185)    (9,872,789)
Loss per share - basic
  and diluted   (a)              $(.05)           $(.06)         $(.04)          $(.09)         $(.23)

(a) Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period due to the effect of the Company issuing shares of its common stock during the year.

                                        EUROTECH, LTD.
                                         EXHIBIT INDEX

                                                                                     Location
Exhibit No.                         Description                                      Reference
-----------                         -----------                                      ---------

2.1      Technology Transfer Agreement dated July 13, 2001, between Eurotech,
         Ltd., and Trylon Metrics, Inc.,                                                 15

2.1.1    Amendment, dated October 3, 2001, to Technology Transfer Agreement
         dated July 13, 2001, between Eurotech, Ltd., and Trylon Metrics, Inc.,          *

3.1.1    Articles of Incorporation of Eurotech, Ltd. and amendment thereto               1

3.1.2    Articles of Amendment adopted June 20, 2000 and corresponding
         Certificate of Amendment dated June 21, 2000                                    10

3.1.3    Articles of Amendment to the Articles of Incorporation to state the terms of the Series A 3% Convertible Preferred Stock dated February 1,
         2002                                                                            20

3.2.1    Bylaws of Eurotech Ltd.                                                         1

3.2.2    Amendment to Bylaws adopted February 23, 2000 to fix the number of
         directors at 5.                                                                 9

3.2.3    Amendment to Bylaws adopted on August 27, 2001 to fix the number of
         directors at 7                                                                  *

4.1      Form of Common Stock certificate                                                1

10.1.1   License Agreement dated September 6, 1996 between Euro-Asian Physical
         Society and ERBC Holding, Ltd.                                                  1

10.1.2   Sub-License Agreement dated September 16, 1996 between ERBC Holding,
         Ltd. and Eurotech, Ltd.                                                         1

10.1.2.1 EKOR Agreement dated as of May 15, 2000 between Euro-Asian Physical
         Society and Eurotech, Ltd. Modifying the EKOR license                           12

10.1.3   Agreement dated January 28, 1997 between Eurotech, Ltd. and Kurchatov
         Research Holdings, Ltd.                                                         1

10.1.4   Memorandum of Intent among Chernobyl Nuclear Power Plant, I. V.
         Kurchatov Institute, Ukrstroj and Eurotech, Ltd.                                1

10.1.5   Agreement dated December 10, 1996 between Ukrstroj and Chernobyl
         Nuclear Power Plant (in past filings, this agreement was identified as dated December 6, 1996 when in fact the agreement is dated December 10,
         1996)                                                                           1

10.1.6   Agreement dated December 11, 1996 among Ukrstroj, Eurotech, Ltd. and
         Euro-Asian Physical Society                                                     1

10.2.1   Technology Purchase Agreement between Eurotech, Ltd. and Oleg L.
         Figovsky                                                                        2




10.2.2   Technology Purchase Agreement between Eurotech, Ltd. and Oleg L.
         Figovsky                                                                        2

10.2.3   Technology Purchase Agreement between the Company and Oleg L. Figovsky          2

10.2.4   Agreement dated February 27, 2000 between Eurotech, Ltd. and Oleg L.
         Figovsky (acquisition of the rights to 49% of net profits)                      8

10.3     Preliminary EKOR (Component A)/Block Copolymer manufacturing licensing
         agreement between Eurotech, Ltd. and NuSil Technology                           9

10.4.1   Agency Contract dated May 19, 2000 between Eurotech, Ltd. and McPhee
         Environmental Supply                                                            10

10.4.2   McPhee Environmental Supply Cancellation dated March 14, 2001                   12

10.5.1   Share Purchase Agreement dated June 29, 2000 between Zohar Gendler and
         Eurotech, Ltd. (Rademate Ltd.)                                                  10

10.5.2   Share Purchase Agreement dated June 29, 2000 between Technion
         Entrepreneurial Incubator Co., Ltd. and Eurotech, Ltd. (Rademate Ltd.)          10

10.5.3   Investment Agreement date July 23, 2000 between Sorbtech Ltd. and
         Eurotech, Ltd. (in past filings, this agreement was identified as
         "share purchase agreement" when in fact it is titled "Investment Agreement")    10

10.5.4   Investment Agreement entered into in May, 2000 between Amsil, Ltd. and
         Eurotech, Ltd.                                                                  10

10.6.1   Form of Agreement among Eurotech, Ltd., V. Rosenband and C. Sokolinsky,
         and Ofek Le-Oleh Foundation                                                     2

10.6.2   Equity Sharing Agreement between the Company, V. Rosenband and C.
         Sokolinsky                                                                      2

10.6.3   Voting Agreement among Eurotech, Ltd., V. Rosenband and C. Sokolinsky           2

10.7.1   Investment Agreement between Eurotech, Ltd. and Chemonol, Ltd.                  2

10.7.2   Equity Sharing Agreement between the Company and Leonid Shapovalov              2

10.7.3   Voting Agreement between Eurotech, Ltd. and Leonid Shapovalov                   2

10.8.1   Agreement between Eurotech, Ltd. and Separator, Ltd.                            2

10.8.2   Equity Sharing Agreement between Eurotech, Ltd. and Efim Broide                 2

10.8.3   Voting Agreement between Eurotech, Ltd. and Efim Broide                         2

10.9.1   Form of Agreement among Eurotech, Ltd., Ofek Le-Oleh Foundation and Y.          2
         Kopit

10.9.2   Equity Sharing Agreement among Eurotech, Ltd., Y. Kopit and V. Rosenband        2




10.9.3   Voting Agreement among Eurotech, Ltd., Y. Kopit and V. Rosenband                2

10.10    Form of License Agreement between the Company and ERBC Holdings, Ltd.           2

10.11.1  Cooperation Agreement between Eurotech, Ltd. and Forschungszentrum
         Julich GmbH                                                                     2

10.11.2  Agreement among Eurotech, Ltd., Forschungszentrum Julich and two other
         entities for the testing of EKOR in Germany                                     7

10.11.3  Letters of cancellation of German EKOR testing agreement                        12

10.12.1  Convertible Debenture Purchase Agreement among Eurotech, Ltd., JNC
         Opportunity Fund, Ltd. and Diversified Strategies Fund, L.P.                    2

10.12.2  Escrow Agreement among Eurotech, Ltd., JNC Opportunity Fund, Ltd. and
         Diversified Strategies Fund, L.P. and Robinson, Silverman, Pearce,
         Aronsohn & Berman, LLP                                                          2

10.2.3   Registration rights Agreement among Eurotech, Ltd., JNC Opportunity
         Fund, Ltd. and Diversified Strategies Fund, L.P.                                2

10.12.4  Form of 8% Convertible Debenture Due November 27, 2000 issued by
         Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                                    2

10.12.5  Form of 8% Convertible Debenture Due November 27, 2000 issued by
         Eurotech, Ltd. to Diversified Strategies Fund, L.P.                             2

10.12.6  Warrant No. 1 issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.            2

10.12.7  Warrant No. 2 issued by Eurotech, Ltd. to Diversified Strategies Fund,
         L.P.                                                                            2

10.12.8  Warrant No. 3 issued by Eurotech, Ltd. to Diversified Strategies Fund,
         L.P.                                                                            2

10.13.1  Convertible Debenture Purchase Agreement between Eurotech, Ltd. and JNC
         Opportunity Fund, Ltd.                                                          2

10.13.2  Escrow Agreement among Eurotech, Ltd., JNC Opportunity Fund, Ltd. and
         Robinson, Silverman, Pearce, Aronsohn and Berman, LLP                           2

10.13.3  Registration Rights Agreement between Eurotech, Ltd. and JNC
         Opportunity Fund Ltd.                                                           2

10.13.4  Form of 8% Convertible Debenture Due February 23, 2001 issued by
         Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                                    2

10.13.5  Warrant No. 3 issued by Eurotech, Ltd. to JNC Opportunity Fund Ltd.             2

10.14.1  Debenture Purchase Agreement between Eurotech, Ltd and JNC Strategic
         Fund Ltd.                                                                       2

10.14.2  Form of 8% Convertible Debenture No.1 Due July 20, 2001 issued by
         Eurotech, Ltd. to JNC Strategic Fund Ltd.                                       3




10.14.3  Form of 8% Convertible Debenture No.2 Due February 23, 2001 issued by
         Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                                    3

10.14.4  Warrant No. 4 issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.               3

10.14.5  Registration Rights Agreement issued by Eurotech, Ltd. to JNC Strategic
         Fund Ltd.                                                                       3

10.14.6  Amended and Revised 8% Convertible Debenture No.1 Due February 23, 2001
         issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                          3

10.14.7  Amended and Revised 8% Convertible Debenture No.2 Due July 20, 2001
         issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.                             3

10.14.8  Amended and Revised 8% Convertible Debenture No.13 Due November 27,
         2000 issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                     3

10.14.9  Amended and Revised 8% Convertible Debenture No.14 due November 27,
         2000 issued by Eurotech, Ltd. to Diversified Strategies Fund, L.P.              3

10.14.10 Agreement dated February 25, 2000 regarding conversion price                    8

10.14.11 Agreement dated February 21, 2001 regarding extension of maturity              12

10.15.1  Agreement between Eurotech, Ltd. and David Wilkes                               3

10.15.2  Secured Promissory Note issued by Eurotech, Ltd. to JNC Strategic Fund
         Ltd.                                                                            3

10.15.3  Secured Promissory Note issued by Eurotech, Ltd. to David Wilkes                3

10.15.4  Secured Promissory Note issued by Eurotech, Ltd. to David Wilkes                3

10.15.5  Escrow Agreement among the Company, JNC Strategic Fund Ltd. and Encore
         Capital Management, L.L.C.                                                      3

10.15.6  Security Agreement by Eurotech, Ltd. in favor of JNC Strategic Fund
         Ltd. and David Wilkes                                                           3

10.15.7  Warrant issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.                     3

10.15.8  Warrant issued by the Company to David Wilkes                                   4

10.15.9  Form of 8% Convertible Debenture Due Three Years from Original Issue
         Date issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.                        4

10.15.10 Employment Agreement between Eurotech, Ltd. and Frank Fawcett                   4

10.15.10 Disengagement Agreement between Eurotech, Ltd. and Frank Fawcett                7

10.16.1  Employment Agreement between Eurotech, Ltd. and Don V. Hahnfeldt                4

10.16.2  Revised employment agreement between Eurotech, Ltd. and Don V. Hahnfeldt        7

10.17    Agreement dated September 9, 1999 between Eurotech, Ltd. and Peter
         Gulko (acquisition of KRHL shares)                                              5




10.18.1  Agreement dated as of November 30, 1999 between Eurotech, Ltd. and
         Kurchatov Research Holdings, Ltd.                                               7

10.18.2  Agreement dated June 20, 2000 between Eurotech, Ltd. and Advanced
         Technology Industries, Inc. (formerly Kurchatov Research Holdings, Ltd.)        10

10.19    Agreement dated as of December 15, 1999 between Eurotech, Ltd. and
         Spinneret Financial Systems, Inc.                                               7

10.20.1  Common Stock Purchase Agreement dated December 31, 1999 between
         Eurotech, Ltd. and Woodward LLC                                                 7

10.20.2  Warrant issued by Eurotech, Ltd. to Woodward LLC on December 31, 1999           7

10.20.3  Registration Rights Agreement dated December 31, 1999 between Eurotech,
         Ltd. and Woodward LLC                                                           7

10.20.4  Commitment Agreement ($22,000,000) between Eurotech, Ltd. and Woodward
         LLC                                                                             7

10.20.5  Escrow Agreement dated December 31, 1999 among Eurotech, Ltd., Woodward
         LLC and Krieger & Prager                                                        7

10.20.6  Common Stock Purchase Agreement dated as of March 1, 2000 between
         Eurotech, Ltd. and Woodward LLC                                                 9

10.20.7  Common Stock Purchase Agreement dated as of April 24, 2000 between
         Eurotech, Ltd. and Woodward LLC                                                 10

10.20.8  Registration Rights Agreement dated as of April 17, 2000 between
         Eurotech, Ltd. and Woodward LLC                                                 10

10.20.9  Warrant issued by Eurotech, Ltd. to Woodward LLC on June 22, 2000               10

10.20.10 Amendment Agreement dated June 29, 2000 between Eurotech, Ltd. and
         Woodward LLC, amending April 24, 2000 Common Stock Purchase Agreement and Registration Rights Agreement and December 31, 2000 Commitment
         Agreement                                                                       10

10.20.11 Amendment Agreement dated September 28, 2000 between Eurotech, Ltd. and
         Woodward LLC, amending March 1, 2000 Common Stock Purchase Agreement            11

10.20.12 Modification Agreement dated as of February 28, 2001, amending March 1
         and April 24, 2000 Common Stock Purchase Agreements                             12

10.20.13 Common Stock Purchase Agreement as of March 30, 2001 between Eurotech,
         Ltd. and Woodward LLC                                                           13

10.20.14 Registration Rights Agreement dated as of March 30, 2001 between
         Eurotech, Ltd. and Woodward LLC                                                 13

10.20.15 Modification Agreement dated as of May 18, 2001, amending March 1,
         2000, April 24, 2000, and March 30, 2001 Common Stock Purchase Agreements       14




10.20.16 Securities Purchase Agreement as of February 1, 2002 between Eurotech,
         Ltd. and Woodward LLC                                                           20

10.20.17 Repricing Rights Agreement dated as of February 1, 2002 between
         Eurotech, Ltd. and Woodward LLC                                                 20

10.20.18 Registration Rights Agreement dated as of February 1, 2002 between
         Eurotech, Ltd. and Woodward LLC                                                 20

10.20.19 Letter Agreement dated December 28, 2001 between Eurotech, Ltd. and
         Woodward LLC                                                                    20

10.20.21 Private Equity Agreement dated February 22, 2002, between Eurotech,
         Ltd. and Jenks & Kirkland, Ltd                                                  21

10.20.22 Registration Rights Agreement dated as of February 22, 2002 between
         Eurotech, Ltd. and Jenks & Kirkland, Ltd.                                       21

10.21    Technology Acquisition and Development Agreement related to Cypto.Com, Inc.      9

10.22.1  Investment Banking Consulting Agreement dated January 15, 2001 between
         Eurotech, Ltd. and Adolph Komorsky Investments, together with addendum
         thereto                                                                         12

10.22.2  Cancellation of Investment Banking Consulting Agreement dated March 30,
         2001 between Eurotech, Ltd. and Adolph Komorsky Investments                     13

10.23.1  Consulting Agreement as of January 18, 2001 between Eurotech, Ltd. and
         Davis Manafort, Inc.                                                            13

10.23.2  Second Consulting Agreement dated April 25, 2001 between Eurotech, Ltd.
         and Davis Manafort, Inc.                                                        13

10.24    Consulting Agreement dated April 25, 2001 between Eurotech, Ltd. and
         Harborstone Financial Group, Inc.                                               13

10.25    Consulting Agreement dated March 23, 2001 between Eurotech, Ltd. and
         Robert Tarini/ip Partners                                                       13

10.26    Consulting Agreement dated October 22, 2001 between Eurotech, Ltd. and
         Race Rock Design Partners                                                       18

10.27    Employment Agreement between Eurotech, Ltd. and Todd J. Broms dated
         February 28, 2002                                                               *

10.27.1  Stock Option Grant for Broms Holding LCC dated February 28, 2002
                                                                                         *
10.27.2  Employment Agreement between Eurotech, Ltd. and Don V. Hahnfeldt dated
         February 28, 2002                                                               *

10.27.3  Stock Option Grant for Don V. Hahnfeldt dated February 28, 2002                 *

10.27.4  Consultant Agreement between Eurotech, Ltd. and Chad A. Verdi dated
         February 28, 2002                                                               *

10.27.5  Stock Option Grant for Verdi Consultants, Inc. dated February 28, 2002          *




10.27.6  Lease Agreement between SMII FAIRFAX, LLC and Eurotech, Ltd dated
         August 30, 2000                                                                 *

99.1     News Release - EUROTECH, Ltd. Acquires Sub-Surface Remote Sensing
         Technology Trylon Metrics 3D Electromagnetic Radiography(TM) and
         Acoustic Core(TM) Technologies Complement Eurotech's EKORT Nuclear
         Remediation Product                                                             15

99.2     Investment Agreement dated October 2, 2001 between Eurotech, Ltd. and
         Jenks & Kirkland, Ltd                                                           16

99.3     Letter to Shareholders from Chairman and President/CEO dated November
         9, 2001                                                                         17

99.4     Press Release, dated November 12, 2001                                          17

99.5     Update Letter to Shareholders from Chairman, dated November 12, 2001            17

99.6     Agreement between Etelix, U.S. ("Etelix") and Crypto.Com ("Crypto")
         made this 30th day of December, 2001                                            19

99.7     Modification and Conversion of $3,000,000 Principal Amount 8% Convertible
         Debentures of Eurotech, Ltd., due February 23, 2002 dated January 9, 2002       19

99.8     Eurotech, Ltd. Press Release dated March 1, 2002 announcing appointment
         of Todd J. Broms as President and Chief Executive Officer                       21

99.9     Eurotech, Ltd. Press Release dated March 5, 2002 announcing financing
         commitment from Jenks & Kirkland, Ltd.                                          21

(for Legend, see next page)




LEGEND:
------

* Incorporated by reference to such Exhibit filed with our registration statement on Form 10 on file with the Commission, file number 000-22129

1        Incorporated by reference to such Exhibit filed with Pre-Effective
         Amendment No. 2 to our registration statement on Form S-1, File No.
         333-26673, on file with the Commission

2 Incorporated by reference to such Exhibit filed with our current report on Form 8-K dated August 3, 1998, on file with the Commission as of August 25, 1998

3        Incorporated by reference to such Exhibit filed with Post-Effective
         Amendment No. 1 to our registration statement on Form S-1, File No.
         333-26673, on file with the Commission

4 Incorporated by reference to such Exhibit filed by Peter Gulko with his Statement on Schedule 13D

5 Incorporated by reference to such Exhibit filed with our current report on Form 8-K as of November 30, 1999, on file with the Commission

6        Incorporated by reference to such Exhibit filed with Post-Effective
         Amendment No. 2 to our registration statement on Form S-1, File No.
         333-26673, on file with the Commission

7 Incorporated by reference to such Exhibit filed with our annual report on Form 10-K for the year ended December 31, 1999, on file with the Commission

8 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended March 31, 2000, on file with the Commission

9 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended June 30, 2000, on file with the Commission

10 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended September 30, 2000, on file with the Commission

11 Incorporated by reference to such Exhibit filed with our annual report on Form 10-K for the year ended December 31, 2000, on file with the Commission

12 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended March 31, 2001, on file with the Commission

13 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended June 30, 2001, on file with the Commission

14       Filed as an Exhibit to the current filing

15 Incorporated by reference to such Exhibit filed on Form 8-K as of October 5, 2001, on file with the Commission

16 Incorporated by reference to such Exhibit filed on Form 8-K as of October 11, 2001, on file with the Commission

17 Incorporated by reference to such Exhibit filed on Form 8-K as of November 13, 2001, on file with the Commission

18 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended September 30, 2001, on file with the Commission




19 Incorporated by reference to such Exhibit filed on Form 8-K as of January 25, 2002, on file with the Commission

20       Incorporated by reference to such Exhibit filed on Form 8-K as of March
         1, 2002, on file with the Commission

21       Incorporated by reference to such Exhibit filed on Form 8-K as of March
         5, 2002, on file with the Commission

Exhibit 10.27

                                 EUROTECH, LTD.

                              EMPLOYMENT AGREEMENT

         This Employment Agreement (the "Agreement" or "Employment Agreement"), is dated as of February 28, 2002, (the "Effective Date"), by and between Eurotech, Ltd., a District of Columbia corporation (the "Company") and Todd J. Broms (the "Employee").

         WHEREAS, the Company wishes to employ the Employee as Chief Executive Officer and President of the Company on the terms and conditions set forth in this Agreement and the Employee wishes to be employed by the Company as Chief Executive Officer and President on the terms and conditions set forth in this Agreement.

         WHEREAS, it is contemplated that the Company nominate and endorse the Employee for membership on the Company's Board of Directors at the next Annual Meeting of the Shareholders of the Company.

         WHEREAS, the Employee shall have the option to be employed as Chairman effective as of March 1, 2003.

         NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, the parties, intending to be legally bound, hereby agree as follows:

         1. EMPLOYMENT. The Company hereby employs the Employee and the Employee hereby accepts employment on the terms and conditions hereinafter set forth.

         2. TERM. Subject to the provisions for termination hereinafter provided, the initial term of this Agreement shall be two years commencing on March 1, 2002 and terminating at 11:59 p.m. New York City time on February 29, 2004 (the "Term").

         3. COMPENSATION.

         (a) Salary. For all services provided by the Employee under this Agreement as Chief Executive Officer and President of the Company, the Company shall pay a base annual salary to the Employee of $210,000, less payroll deductions and all required withholdings, in 24 equal semi-monthly installments payable on the first and fifteenth days of each month.

         (b) Benefits. The Company shall provide the Employee with medical and dental coverage and any other benefits provided to other senior executives or directors of the Company.

         (c) Stock Options. Contemporaneously with the execution of this Agreement, or as soon thereafter as practicable, the Company shall issue to the Employee a non-qualified stock option grant to purchase 1,300,000 shares of the common stock of the Company, par value $.00025 per share, pursuant to the terms and conditions of a stock option agreement dated contemporaneously herewith, which, when signed by the Parties, shall be incorporated herein by reference (the "Grant").

         (d) Bonus. In addition to the Employee's salary, the Company agrees that the Employee shall receive an annual bonus to be determined at the discretion of the Board of Directors to be paid on or before December 31 of each year, commencing with the year ending December 31, 2002. The annual bonus shall be based on the performance of the Employee and the financial results and operations of the Company.

         4. CHAIRMAN. In addition to the positions of Chief Executive Officer and President, the Employee shall have the exclusive option to assume the position of Chairman of the Company as of March 1, 2003. In the event that the Employee wishes to exercise this option, he shall deliver, on or before 5:00 p.m. New York City time on February 1, 2003 (the "Election Deadline"), written notice to the Board of Directors of the Company by hand delivery, expressing his desire to assume the position of Chairman. Upon the receipt of such notice, the Board of Directors of the Company shall take such action necessary to remove the then current Chairman and elect the Employee to the position of Chairman. If the Employee does not so give written notice to the Board of Directors indicating such desire to become Chairman on or before the Election Deadline, this option shall expire by its own terms. Such failure to so give such notice shall not, of itself, affect the Employee's position as Chief Executive Officer and President. If such notice is received by the Board of Directors on or before the Election Deadline but the Board of Directors do not elect the Employee to the position of Chairman on or before March 1, 2003, the Employee may immediately terminate his employment hereunder and, in such case, shall receive the Entire Severance Payment pursuant to the terms of Section 11(c).

         5. ADDITIONAL CONDITIONS SUBSEQUENT OF EMPLOYMENT. As conditions subsequent to the Employee's employment hereunder, the following events shall occur. Notwithstanding the provisions of Section 11(e), if any of the following conditions subsequent do not occur within thirty days after the date required, the Employee may terminate his employment hereunder and, in such case, shall receive the entire Severance Payment pursuant to the terms of Section 11(c).

         (a) Initial Nomination for Board of Directors. The Company shall nominate and endorse the Employee for membership on the Company's Board of Directors at the annual meeting of the Shareholders of the Company to be held in March 2002 (the "2002 Shareholders Meeting"), or any duly authorized postponement thereof. The Company shall take all reasonable efforts to effectuate the election of the Employee to the Board of Directors during the Term of this Agreement.

         (b) Compensation Committee. Promptly after the 2002 Shareholders Meeting, the Employee shall be elected as a member and the chairman of the Compensation Committee of the Board of Directors.

         (c) Subsequent Nomination for Board of Directors. At every meeting of the Shareholders of the Company during the Term of this Agreement at which Directors of the Company are elected (but not including the 2002 Shareholders Meeting), the Board of Directors shall nominate and endorse those persons for membership on the Company's Board of Directors that have been set forth by the Employee in a writing delivered to the Board of Directors prior to the earlier of (i) the date on which the notice of such meeting must be sent to the Shareholders of the Company or (ii) the date on which a preliminary proxy statement must be filed with the United States Securities and Exchange Commission.

         (d) Directors and Officers Insurance. At all times during the Term and any extensions thereto, the Company shall maintain directors and officers liability insurance ("D&O Insurance") for the benefit of the Employee and other Directors and Officers of the Company in an aggregate amount not less than Ten Million dollars ($10,000,000) or such other amount agreed upon by the Employee. The Company shall immediately notify the Employee of any lapse in the D&O Insurance. The form of any D&O Insurance policy shall be acceptable to the Employee, which acceptance shall not be unreasonably withheld.

         (e) Board and Committee Meetings. The Company shall have at least four regularly scheduled meetings of the Board of Directors in person (or by telephone) each year, as well as regularly scheduled meetings of the Audit Committee and Compensation Committee of the Board of Directors.

         (f) Director/Officer/Consultant Agreements. No individual director, officer or consultant of the Company shall bind the Company to a material agreement or make any material representations or warranties, unless such agreements or representations or warranties shall have been reviewed and approved by the Employee in writing prior to the taking of such actions or making of such representations or warranties. For purposes of this paragraph, any action shall be deemed "material" if the monetary value of such action exceeds $5,000.

         (g) Public Statements. All documents filed with the United States Securities and Exchange Commission or any other government or non-government regulatory agency, press releases, written communications with shareholders of the Company, and any other public documents shall be reviewed and approved by the Employee in writing prior to release, subject to applicable law and review by the accountants and legal counsel for the Company.

         (h) Securities Law Violations. The Company shall not be found by the United States Securities and Exchange Commission or any court of competent jurisdiction to have materially violated any federal securities law for any action, inaction or omission of the Company made prior to the date of this Agreement.

         (i) Reduction of Duties. The duties and responsibilities of the Employee shall not be reduced materially without the prior written consent of the Employee.

         (j) Material Breach. This Agreement shall not be breached materially by the Company.

         (k) Legal Fees of the Employee. In addition to any expenses incurred by the Employee in accordance with Section 8 hereof and in addition to any other indemnification to which the Employee might otherwise be entitled, the Company shall pay for personal legal services of the Employee up to an aggregate of $15,000 related to the review by Employee's counsel of the terms and conditions of this Agreement and all matters related thereto. The payment shall be made to the Employee (or his counsel) promptly upon presentation of an invoice or request for reimbursement.

         6. DUTIES. Initially, the Employee is engaged as Chief Executive Officer and President of the Company. The Employee shall report only to the Board of Directors of the Company. As Chief Executive Officer and President of the Company, the Employee's responsibilities to the Company shall include management of all day-to-day operations of Company, including, without limiting the foregoing, hiring and firing of all employees, consultants and other professionals. The Employee shall also be responsible for the implementation of strategic plans for future operations of the Company, including locating suitable office space for the Company in New York City or the Metropolitan New York area. The Employee shall perform all duties incident to his office along with other duties as from time to time may be reasonably assigned to the Employee by the Board of Directors. The foregoing duties shall remain the duties of the Employee when, and if, he becomes the Chairman of the Company.

         7. BEST EFFORTS OF THE EMPLOYEE. The Employee shall, with diligence and to the best of his ability, experience and talents, perform all duties agreed to be performed by him, pursuant to the express and implicit terms hereof, to the reasonable satisfaction of the Company and its Board of Directors. The Employee shall devote his full time (defined for the purposes herein as forty (40) hours per calendar week) to the activities of the Company. Employee use his good faith best efforts and judgment in performing his duties as required hereunder and shall act in the best interests of the Company. The Company acknowledges that Employee may participate in other business activities so long as those business activities do not represent a direct conflict of interest with the business activities of the Company.

         8. EXPENSES. In addition to his salary provided for in Section 3 hereof, the Company will promptly reimburse the Employee, in accordance with the Employee's position with the Company and the Company's policies and practices in effect from time to time, for all expenses reasonably incurred in performance of his duties under this Agreement. The Company shall reimburse the Employee for all such approved expenses within 30 days of the Employee's presentation of an itemized account of such expenditures.

         9. VACATION. The Employee shall be entitled to three (3) weeks of paid vacation, six (6) standard holidays and four (4) personal leave days per year. The Employee will not be entitled to accumulate unused vacation days. The Employee may not choose to forego vacation and receive additional pay instead of time-off.

         10. PRIOR ACTS. The Company hereby acknowledges, represents and warrants that the Employee has had no control over any actions or decisions of the Company or the Board of Directors prior to the date hereof and is in no way responsible or liable for any such actions, inactions or decisions of the Company prior to the date hereof. Any indemnification to which the Employee is entitled under the bylaws of the Company or by law shall extend to such prior actions, inactions and decisions. Any legal fees incurred by the Employee as a result of such prior actions, inactions and omissions, including the deposit of a reasonable retainer to the Employee's legal counsel, shall be paid to such legal counsel for the Employee as such expenses are incurred.

         11. TERMINATION.

                  (a) By action of its Board of Directors, the Company may terminate this Agreement for cause at any time upon delivery by hand, overnight courier or certified, return-receipt U.S. Mail of sixty (60) days written notice to the Employee of the termination and the reasons therefor. Such notice having been given, this Agreement shall terminate in accordance herewith. For the purpose of this Section 11, "cause" shall be defined as (i) Employee's continued failure to perform his duties and responsibilities in good faith to the best of his abilities after 30 days prior written notice of non-performance from the Company; (ii) conviction of a felony; (iii) fraudulent misconduct; (iv) embezzlement, misappropriation or theft; (v) material breach of confidentiality agreements; (vi) gross misconduct; (vii) any willful or grossly negligent act by the Employee that has a material detrimental effect on the Company's reputation or business; or (viii) any material violation of the terms and conditions of this Agreement.

         Within ten days after the date of delivery of such termination for cause, the Employee may respond in writing to the notice of termination for cause, setting forth any basis for his objection to the termination. The Board of Directors or the Chairman of the Company shall, within ten days after the receipt of such written response, evaluate the response of the Employee and determine to either rescind or affirm the termination notice. The Employee shall be notified in writing by hand delivery, overnight courier or certified, return-receipt U.S. Mail, of such determination of the Company, upon which delivery, such determination shall be final. In the event that the termination for cause is affirmed, this Agreement, the employment of the Employee as Chief Executive Officer and President and, if applicable, Chairman, shall terminate immediately. Except as set forth in Section 11(b), if the Employee is terminated for cause, the Employee shall not be eligible for any severance payment.

                  (b) If the Employee is terminated by the Company with "cause", the Employee or his legal representative or estate, as the case may be, shall be paid by the Company, in full satisfaction of all of its compensation (base salary and bonus) obligations under this Agreement an amount equal to the sum of any base salary due to the Employee to which he was entitled on the last day of employment, plus any accrued bonus, as determined on a pro rata basis, to which the Employee may have been entitled on the last day of employment, but had not received.

                  (c) In addition to any payments due the Employee under this
Section 11, if employment is terminated by the Company without "cause", the Employee shall be paid a severance payment of $210,000 (the "Severance Payment"). Such Severance Payment shall be paid to the Employee within ten (10) days from the Employee's last day of employment. If the Severance Payment is not paid within such ten-day period, the Company shall reimburse the Employee for any costs or expenses incurred by him for the collection of the Severance Payment, including, without limitation, any attorneys fees incurred by the Employee, including the deposit of a reasonable retainer to the Employee's legal counsel, which attorneys fees shall be paid as they are incurred.

                  (d) Any payment made by the Company pursuant to Section 11(b) or any Severance Payment made by the Company pursuant to Section 11(c) above (i) will be subject to offset for any advances, amount receivable, and loans, including accrued interest, outstanding on the date of the employment termination; but (ii) will not be subject to any offset on account of any remuneration paid or payable to the Employee for any subsequent employment the Employee may obtain, whether during or after the period during which the payment is made, and the Employee shall have no obligation whatever to seek any subsequent employment.

                  (e) The Employee may terminate this Agreement with or without cause by providing sixty (60) days written notice to the Company. In such event, the Employee shall receive all compensation and benefits due to him up to the date of termination. In the event of such voluntary termination, or in the event that Employee terminates as a result of death or disability, no compensation, bonus or other payment will be provided for the period after the date of termination, except as provided in Sections 4 and 5 above.

                  (f) If employment is terminated either by the Company or by the Employee, either with or without cause, the Employee will participate in an exit interview conducted by the Company's representative for the purposes of finalizing any remaining matters, returning all relevant property and information to the Company, and assuring a proper transition of duties.

                  (g) Except as provided otherwise in this Section 11, the Company and Employee shall not have any further right or remedy against one another in the event Employee's employment by the Company is terminated. After termination of employment pursuant to Sections 4, 5 or 11(a), (b) or (e), or upon the expiration of the Term any extension thereof, the provisions of Sections 12 (Covenant Not to Compete), 13 (Inventions or Discoveries) 14 (Disclosure of Information), and 15 (Enforcement by Injunctive Relief) hereof shall remain if full force and effect.

         12. COVENANT NOT TO COMPETE.

                  (a) For the Term of this Agreement, and for a period of one
(1) year after the expiration of this Agreement or its termination by either the Company or the Employee, the Employee shall not, either directly or indirectly, own, manage, operate, control, be employed by, participate in, assist in the recruitment of employees for, or be connected in any manner with the ownership, management, operation, or control of any business entity involving technology, processes, programs or systems which are being sold or marketed by the Company, or are under active funded development, by the Company during the term of this Agreement or at the time of the expiration or termination of this Agreement within the states of New York, New Jersey or Connecticut or in any state, territory, or city where the Company or its subsidiaries may do business.

                  (b) During the term of the Employee's employment with the Company, and for a period of one (1) year thereafter, the Employee shall not (i) directly or indirectly cause or attempt to cause any employee of the Company to leave the employ of the Company, (ii) in any way interfere with the relationship between the Company and any employee, (iii) directly or indirectly hire any employee of the Company to work for any business of which the Employee is an officer, director, employee, consultant, independent contractor or owner of an equity or other financial interest, or (iv) interfere or attempt to interfere with any transaction in which the Company was involved during the term of the Employee's employment with the Company or at the time of termination of the Employee's employment with the Company. However, Employee or Employee's subsequent employer may hire a former employee of the Company, provided that such hiring results exclusively from such employee's affirmative response to a general recruitment effort carried out through public or general solicitation.

         13. INVENTIONS OR DISCOVERIES.

                  (a) The Employee acknowledges that, while in the employ of the Company, any and all inventions, improvements, discoveries, processes, programs or systems relating to the business of the Company developed or discovered by the Employee shall be fully disclosed by him to the Company and shall be the sole and absolute property of the Company. For the purpose of this Section 13, the meaning of the phrase "inventions, improvements, discoveries, processes, programs or systems relating to the business of the Company" includes all inventions, improvements, discoveries, processes, programs or systems (i) relating to any of the Company's products, services, potential products, or potential services; (ii) which result in modifications or enhancements of, or can be used in connection with or in lieu of, services or products then offered commercially by the Company; (iii) which are the subject of copyrights or patents held or applied for by the Company; or (iv) which are under active funded development by the Company during the term of this Agreement or at the date of the expiration or termination of this Agreement.

                  (b) The Employee acknowledges that upon the request of the Company, the Employee shall execute, acknowledge and deliver, such assignments, certificates or other documents as the Company may consider necessary or appropriate to properly vest all right, title and interest to any such invention or discovery in the Company. Any such invention or discovery by the Employee within one (1) year of the termination or expiration of this Agreement shall fall within the provisions of this Section unless proved conclusively by the Employee to have been first invented or discovered by him following such termination or expiration.

         14. DISCLOSURE OF INFORMATION. The Employee recognizes and acknowledges that his employment by the Company will, throughout the Term and any extension thereof, bring him in contact with many confidential affairs of the Company not readily available to the public, and plans for future developments. In recognition of the foregoing, the Employee covenants and agrees that he will not use or disclose to anyone outside of the Company, as the case may be, any material confidential matters of the Company, which are not otherwise in the public domain, either during, or for, a period of one (1) year after the termination of his employment with the Company, except with the Company's written consent, or pursuant to a separate confidentiality agreement entered into between the Company and a third party or as required by court order, law or subpoena, or other legal compulsion to disclose.

         15. ENFORCEMENT BY INJUNCTIVE RELIEF. Irreparable harm should be presumed if this Agreement is breached in any way. Damages would be difficult if not impossible to ascertain, and the faithful observance of all terms of this Agreement is an essential condition of employment with Company. Furthermore, this Agreement is intended to protect the proprietary rights of Company in important ways, and even the threat of any misuse of the confidential information of Company would be extremely harmful to the Company. In light of these considerations, Employee acknowledges that a court of competent jurisdiction should immediately enjoin any breach of this Agreement upon Company's request and Company is released from the requirement of posting any bond in connection with temporary or interlocutory injunctive relief to the extent permitted by law. Nothing herein shall be construed as prohibiting the Company from pursuing any other remedy available to the Company for such breach or threatened breach including, but not limited to, the recovery of damages from the Employee.

         16. NOTICES. Except as set forth otherwise herein, all notices, consents, instructions, demands or requests (however characterized or described) required or authorized hereunder shall be deemed sufficiently given if in writing and delivered personally or sent by registered mail, postage prepaid, effective ten days after mailing, addressed as follows:

If to Company:                      Eurotech, Ltd.
                                    10306 Eaton Place, Suite 220
                                    Fairfax, Virginia 22030
                                    Fax: (703) 352-5994
with a copy to:                     Solomon Pearl Blum Heymann & Stich LLP
                                    40 Wall Street-35th Floor
                                    New York, New York 10005
                                    Attn: Robert A. Solomon, Esq.
                                    Fax: (313) 885-8126

If to Employee:                     Mr. Todd Broms
                                    215 East 79th Street
                                    New York, New York 10021

with a copy to:                     Elliott I. Miller, Esq.
                                    Kleban & Samor, P.C.
                                    2425 Post Road
                                    South Southport, CT 06490
                                    Fax: (203) 259-9617

or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

         17. ASSIGNMENT OF AGREEMENT. No party may assign or otherwise transfer this Agreement or any of its rights or obligations hereunder without the prior written consent to such assignment or transfer by the other party hereto. Any attempted assignment without written consent by the non-assigning party shall be void and without force or effect at the option of the latter. All the provisions of this Agreement shall be binding upon the respective employees, delegatees, successors, heirs and permitted assignees of the parties.

         18. FURTHER INSTRUMENTS. The parties hereto shall execute and deliver any and all other instruments and shall take any and all other actions as may be reasonably necessary to carry the intent of this Agreement into full force and effect.

         19. EMPLOYEE HANDBOOK. The Employee acknowledges and understands that as an employee of the Company he is expected to abide by Company rules and regulations (except where such rules and regulations are superceded by this Agreement), and acknowledge in writing the he has read the Company's Employee Handbook (once it has been made available to him).

         20. SEVERABILITY. If any provision of this Agreement shall be held, declared or pronounced void, voidable, invalid, unenforceable or inoperative for any reason by any court of competent jurisdiction, government authority or otherwise, such holding, declaration or pronouncement shall not effect adversely any other provisions of this Agreement, which shall otherwise remain in full force and effect and be enforced in accordance with its terms. The effect of such holding, declaration or pronouncement shall be limited to the territory or jurisdiction in which made.

         21. WAIVER. All the rights and remedies of either party under this Agreement are cumulative and not exclusive of any other rights and remedies provided by law. No delay or failure on the part of either party in the exercise of any right or remedy arising from a breach of this Agreement shall operate as a waiver of any subsequent right or remedy arising from a subsequent breach of this Agreement. The consent of any party where required hereunder to any act or occurrence shall not be deemed to be a consent to any other act or occurrence.

         22. SURVIVAL. The provisions of Sections 8, 10, 11(c), 12, 13, 14 and 15 shall survive the expiration of this Agreement or its termination by either the Company or the Employee and shall remain in full force and effect thereafter as provided herein.

         23. GENERAL PROVISIONS. This Agreement shall be construed and enforced in accordance with, and governed by, the laws of New York, without regard to provisions of conflicts of law. This Agreement embodies the entire agreement and understanding between the parties and supersedes all prior agreements and understandings relating to this subject matter, including any and all prior employment or consulting agreements entered into between the Employee and the Company, which are, as of the date hereof, deemed terminated and released. This Agreement may not be modified or amended or any term or provision hereof waived or discharged except in writing signed by the party against whom such amendment, modification, waiver or discharge is sought to be enforced. The headings of this Agreement are for convenience in reference only and shall not limit or otherwise affect the meaning thereof. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original but all of which taken together shall constitute one and the same instrument.

         24. ARBITRATION. Any and all disputes arising out of this Agreement will be determined by submission to binding arbitration before a three-member arbitral panel, which arbitration shall be conducted in New York, New York, pursuant to the Rules of Arbitration of the American Arbitration Association, the jurisdiction to which all parties hereto, as well as their successors, assigns and transferees, hereby consent. The Company shall pay all costs and fees relating to such arbitration, including the reasonable attorneys fees and costs of the Employee, including the deposit of a reasonable retainer to the Employee's legal counsel, which attorney fees shall be paid by the Company when they are incurred, unless an award is made in favor of the Company, in which case the Employee shall immediately reimburse the Company for all costs and fees paid by the Company on the Employee's behalf, including, without limitation, the attorneys fees and costs of the Employee, one-half of the cost of commencing the arbitration, and one-half of the costs and fees of the three-member arbitral panel.

         EMPLOYEE ACKNOWLEDGES THAT, BEFORE SIGNING THIS AGREEMENT, HE WAS GIVEN AN OPPORTUNITY TO READ IT, EVALUATE IT AND WAS ENCOURAGED BY THE COMPANY TO DISCUSS IT WITH HIS PERSONAL ADVISORS AND ATTORNEY AND WITH REPRESENTATIVES OF THE COMPANY. EMPLOYEE ACKNOWLEDGES THAT HE FULLY UNDERSTANDS ALL TERMS, CONDITIONS AND IMPLICATIONS OF THIS AGREEMENT. IN LIGHT OF THE FOREGOING

ACKNOWLEDGEMENT, IT IS FURTHER UNDERSTOOD THAT TO THE EXTENT THAT THERE MAY BE ANY AMBIGUITIES IN ANY PROVISION HEREIN THAT MIGHT HAVE TWO OR MORE PLAUSABLE CONSTRUCTIONS, THE LANGUAGE OF THE AGREEMENT SHALL NOT BE CONSTRUED AGAINST EITHER PARTY HERETO.

         IN WITNESS WHEREOF, the parties have executed this Agreement on February 28, 2002.

                                           Eurotech, Ltd.

                                     By:   /S/ DON V. HAHNFELDT
                                           -------------------------------------
                                           Don V. Hahnfeldt,
                                           President and Chief Executive Officer

                                           The Employee

                                           /S/ TODD J. BROMS
                                           -------------------------------------
                                           Todd J. Broms