Form 10-Q
period 2002-03-31
EUROTECH LTD
filed 2002-05-13
CIK 1033030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

    For the transition period from...................to......................

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 9, 2002, 72,378,675 shares of common stock, $0.00025 par value, were outstanding.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                               INDEX TO FORM 10-Q

                                 MARCH 31, 2002

                                                                      Page Nos.
                                                                      ---------
PART I - FINANCIAL INFORMATION:

   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS
     At March 31, 2002 (Unaudited) and December 31, 2001                 1

   CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                     2
     For the Three Months Ended March 31, 2002 and 2001
     For the Period from Inception (May 26, 1995) to
       March 31, 2002

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)           3-5
      For the Three Months Ended March 31, 2002

   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                     6-7
      For the Three Months Ended March 31, 2002 and 2001
      For the Period from Inception (May 26, 1995) to
        March 31, 2002

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                8-20

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL            21
            CONDITION AND RESULTS OF OPERATIONS

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET        34
            RISK

PART II - OTHER INFORMATION:

   Item 1 - Legal Proceedings                                            34

   Item 2 - Changes in Securities and Use of Proceeds                    34

   Item 3 - Defaults Upon Senior Securities                              35

   Item 4 - Submission of Matters to a Vote of Security Holders          35

   Item 5 - Other Information                                            35

   Item 6 - Exhibits and Reports on Form 8-K                             36

                                EUROTECH, LTD. AND SUBSIDIARIES
                                 (A Development Stage Company)

                                  CONSOLIDATED BALANCE SHEETS

                                            ASSETS
                                            ------

                                                                  At March 31,   At December 31,
                                                                      2002            2001
                                                                 -------------   -------------
                                                                  (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                      $    539,049    $    465,346
  Accounts receivable                                                  53,850              --
  Prepaid expenses and other current assets                           145,511         253,840
                                                                 -------------   -------------
      TOTAL CURRENT ASSETS                                            738,410         719,186

MACHINERY AND EQUIPMENT - net of accumulated depreciation
  of $106,864 and $92,918 at March 31, 2002 and
  December 31, 2001, respectively                                     179,715         193,661

OTHER ASSETS:
  Technology rights (EKOR) - net of accumulated amortization of $3,755,587 and $3,353,203 at March 31, 2002 and
    December 31, 2001, respectively                                 4,292,100       4,694,484
  Technology rights (Acoustic Core) - net of accumulated
    amortization of $357,527 and $232,527 at March 31, 2002
    and December 31, 2001, respectively                             2,142,473       2,267,473
  Patent costs - net of accumulated amortization of $9,172
    and $8,734 at March 31, 2002 and December 31, 2001,
    respectively                                                       20,629          21,067
  Other assets                                                        224,039         224,039
                                                                 -------------   -------------
      TOTAL ASSETS                                               $  7,597,366    $  8,119,910
                                                                 =============   =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                       $    664,383    $    885,207
  Current portion of convertible debentures                                --       3,000,000
  Current portion of notes payable - related parties                  202,091              --
                                                                 -------------   -------------
      TOTAL CURRENT LIABILITIES                                       866,474       3,885,207

NOTES PAYABLE - RELATED PARTIES                                            --         202,091
                                                                 -------------   -------------
      TOTAL LIABILITIES                                               866,474       4,087,298
                                                                 -------------   -------------
COMMITMENTS, CONTINGENCIES AND OTHER MATTERS
  (Notes 4, 5, 6, and 7)

STOCKHOLDERS' EQUITY:
  Series A non-voting 3% convertible preferred stock -
    $.01 par value; 25,000 and -0- shares authorized at
    March 31, 2002 and December 31, 2001, respectively;
    15,000 and -0- shares issued and outstanding at
    March 31, 2002 and December 31, 2001, respectively                    150              --
  Preferred stock - $0.01 par value; 4,975,000 and 5,000,000 shares authorized at March 31, 2002 and December 31, 2001,
    respectively; -0- shares issued and outstanding                        --              --
  Common stock - $0.00025 par value; 100,000,000 shares
    authorized; 71,680,648 shares issued and 68,148,672 shares outstanding at March 31, 2002; 59,673,377 shares issued
    and 56,141,401 outstanding at December 31, 2001                    17,921          14,919
  Additional paid-in capital                                       67,928,302      61,998,255
  Unearned compensation                                              (305,677)       (131,911)
  Deficit accumulated during the development stage                (52,432,083)    (49,370,930)
  Treasury stock, at cost; 3,531,976 shares at March 31, 2002
    and December 31, 2001                                          (8,477,721)     (8,477,721)
                                                                 -------------   -------------
      TOTAL STOCKHOLDERS' EQUITY                                    6,730,892       4,032,612
                                                                 -------------   -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  7,597,366    $  8,119,910
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

                                            EUROTECH, LTD. AND SUBSIDIARIES
                                             (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)

                                                                 For the Three Months Ended             For the Period
                                                                          March 31,                     from Inception
                                                             ----------------------------------       (May 26, 1995) to
                                                                 2002                  2001             March 31, 2002
                                                             ------------          ------------          -------------
REVENUES                                                     $    55,585           $        --           $    574,458
                                                             ------------          ------------          -------------
COSTS AND EXPENSES:
  Cost of goods sold                                               5,807                    --                 13,967
  Research and development                                       225,571               198,737              8,721,582
  Consulting fees                                                382,940               591,706              5,553,882
  Compensatory element of stock issuances for
    consulting expenses                                          444,634                37,895              5,689,288
  Debt conversion expenses                                       390,000                    --                390,000
  Other general and administrative expenses                    1,094,165               877,934             13,107,560
  Depreciation and amortization                                  541,768               415,565              4,230,707
                                                             ------------          ------------          -------------
    TOTAL COSTS AND EXPENSES                                   3,084,885             2,121,837             37,706,986
                                                             ------------          ------------          -------------
OPERATING LOSS                                                (3,029,300)           (2,121,837)           (37,132,528)
                                                             ------------          ------------          -------------
OTHER EXPENSES/(INCOME):
  Interest expense                                                34,529                60,000              2,199,681
  Interest income                                                 (2,676)              (30,810)              (408,023)
  Amortization of deferred and unearned
    financing costs                                                   --                    --             13,276,619
  Litigation settlement in shares of stock                            --                    --                456,278
  Other income                                                        --                    --               (225,000)
                                                             ------------          ------------          -------------
    TOTAL OTHER EXPENSES                                          31,853                29,190             15,299,555
                                                             ------------          ------------          -------------
NET LOSS                                                     $(3,061,153)          $(2,151,027)          $(52,432,083)
                                                             ============          ============          =============

BASIC AND DILUTED LOSS PER SHARE                             $      (.05)          $      (.05)
                                                             ============          ============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN
  BASIC AND DILUTED LOSS PER SHARE                            64,143,859            46,902,515
                                                             ============          ============

See accompanying notes to consolidated financial statements.

                                                 EUROTECH, LTD. AND SUBSIDIARIES
                                                  (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                         Series A Non-Voting
                                                                           3% Convertible
                                                                           Preferred Stock                   Common Stock
                                                        Date of      ---------------------------      ---------------------------
                                                      Transaction       Shares         Amount            Shares         Amount
                                                      -----------    -----------     -----------      -----------     -----------

For the Three Months Ended March 31, 2002
-----------------------------------------

Balance - December 31, 2001                                                   -      $        -       59,673,377      $   14,919
Issuance of stock on conversion of
  convertible debentures including
  interest and penalties ($.60 per share)                01/02                -               -        6,000,369           1,500
Value assigned to warrants issued on
  conversion of convertible debentures                   01/02                -               -                -               -
Issuance of preferred stock
  ($100 per share)                                       02/02           10,000             100                -               -
Issuance of stock for price reset                        02/02                -               -        6,000,000           1,500
Value assigned to options issued to
  consultants                                            02/02                -               -                -               -
Modification of warrants issued                          02/02                -               -                -               -
Issuance of stock for consulting fees
  ($.55 per share)                                       03/02                -               -            3,000               1
Issuance of stock for consulting fees
  ($.64 per share)                                       03/02                -               -            3,902               1
Issuance of preferred stock
  ($100 per share)                                       03/02            5,000              50                -               -
Value assigned to warrants issued for
  legal services                                         03/02                -               -                -               -
Offering cost - preferred stock                          03/02                -               -                -               -
Amortization of unearned compensation                    03/02                -               -                -               -
Net loss                                                                      -               -                -               -
                                                                     -----------     -----------      -----------     -----------
Balance - March 31, 2002                                                 15,000      $      150       71,680,648      $   17,921
                                                                     ===========     ===========      ===========     ===========

See accompanying notes to consolidated financial statements.

                                                 EUROTECH, LTD. AND SUBSIDIARIES
                                                  (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                       Treasury Stock              Additional
                                                                -----------------------------        Paid-in           Unearned
                                                                   Shares           Amount           Capital         Compensation
                                                                -----------      ------------      ------------      ------------

For the Three Months Ended March 31, 2002
-----------------------------------------

Balance - December 31, 2001                                     (3,531,976)      $(8,477,721)      $61,998,255       $  (131,911)
Issuance of stock on conversion of
  convertible debentures including interest
  and penalties ($.60 per share)                                         -                 -         3,572,919                 -
Value assigned to warrants issued on
  conversion of convertible debentures                                   -                 -           390,000                 -
Issuance of preferred stock ($100 per share)                             -                 -           999,900                 -
Issuance of stock for price reset                                        -                 -            (1,500)                -
Value assigned to options issued to
  consultants                                                            -                 -           490,000          (490,000)
Modification of warrants issued                                          -                 -            77,000                 -
Issuance of stock for consulting fees
  ($.55 per share)                                                       -                 -             1,649                 -
Issuance of stock for consulting fees
  ($.64 per share)                                                       -                 -             2,499                 -
Issuance of preferred stock ($100 per share)                             -                 -           499,950                 -
Value assigned to warrants issued for
  legal services                                                         -                 -            47,250                 -
Offering cost - preferred stock                                          -                 -          (149,620)                -
Amortization of unearned compensation                                    -                 -                 -           316,234
Net loss                                                                 -                 -                 -                 -
                                                                -----------      ------------      ------------      ------------
Balance - March 31, 2002                                        (3,531,976)      $(8,477,721)      $67,928,302       $  (305,677)
                                                                ===========      ============      ============      ============

See accompanying notes to consolidated financial statements.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                   Deficit
                                                  Accumulated
                                                  During the
                                                  Development
                                                     Stage             Total
                                                  ------------      -----------

For the Three Months Ended March 31, 2002
-----------------------------------------

Balance - December 31, 2001                       $(49,370,930)     $ 4,032,612
Issuance of stock on conversion of
  convertible debentures including interest
  and penalties ($.60 per share)                             -        3,574,419
Value assigned to warrants issued on
  conversion of convertible debentures                       -          390,000
Issuance of preferred stock
  ($100 per share)                                           -        1,000,000
Issuance of stock for price reset                            -            -
Value assigned to options issued to
  consultants                                                -            -
Modification of warrants issued                              -           77,000
Issuance of stock for consulting fees
  ($.55 per share)                                           -            1,650
Issuance of stock for consulting fees
  ($.64 per share)                                           -            2,500
Issuance of preferred stock ($100 per share)                 -          500,000
Value assigned to warrants issued for
  legal services                                             -           47,250
Offering cost - preferred stock                              -         (149,620)
Amortization of unearned compensation                        -          316,234
Net loss                                            (3,061,153)      (3,061,153)
                                                  -------------     ------------
Balance - March 31, 2002                          $(52,432,083)     $ 6,730,892
                                                  =============     ============

See accompanying notes to consolidated financial statements.

                                               EUROTECH, LTD. AND SUBSIDIARIES
                                                (A Development Stage Company)

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                         For the Three Months Ended            For the Period
                                                                                  March 31,                    from Inception
                                                                      --------------------------------        (May 26, 1995) to
                                                                          2002                2001             March 31, 2002
                                                                      ------------        ------------        -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                            $(3,061,153)        $(2,151,027)          $(52,432,083)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                       541,768             415,565              4,230,707
      Amortization of deferred and unearned financing
        costs                                                                   -                   -             13,276,619
      Stock issued for license                                                  -                   -                 37,500
      Compensatory element of stock issuances                             444,634              37,895              5,812,788
      Debt conversion expenses                                            390,000                   -                390,000
      Issuance of stock in settlement of litigation                             -                   -                456,278

   Changes in Assets (Increase) Decrease:
     Accounts receivable                                                  (53,850)                  -                (53,850)
     Prepaid expenses                                                     108,329              30,497               (145,511)
     Other assets                                                               -              (3,606)              (224,039)
   Changes in Liabilities Increase (Decrease):
     Accrued liabilities                                                  353,595            (301,415)             3,077,193
                                                                      ------------        ------------          -------------
   NET CASH USED IN OPERATING ACTIVITIES                               (1,276,677)         (1,972,091)           (25,574,398)
                                                                      ------------        ------------          -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                          -             (37,245)              (286,578)
  Patent costs                                                                  -               -                    (31,358)
                                                                      ------------        ------------          -------------
   NET CASH USED IN INVESTING ACTIVITIES                                        -             (37,245)              (317,936)
                                                                      ------------        ------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                       -                   -                 16,650
  Net proceeds from issuance of common stock                                    -           1,250,000             26,776,970
  Net proceeds from issuance of Series A non-voting
   3% convertible preferred stock                                       1,350,380                   -              1,350,380
  Proceeds from exercise of warrants                                            -              55,000                819,500
  Offering costs                                                                -                   -                 (2,898)
  Repayment by stockholders                                                     -                   -                  3,000
  Proceeds from Convertible Debentures                                          -                   -              7,000,000
  Repayment of Convertible Debentures                                           -            (500,000)              (500,000)
  Proceeds from notes payable                                                   -                   -                450,000
  Repayment of notes payable                                                    -                   -               (400,000)
  Proceeds from bridge notes                                                    -                   -              2,000,000
  Repayment of bridge notes                                                     -                   -             (2,000,000)
  Borrowings from stockholders                                                  -                   -                561,140
  Repayment to stockholders                                                     -                   -               (561,140)
  Deferred financing costs                                                      -                   -               (604,150)
  Purchase of treasury stock                                                    -                   -             (8,478,069)
                                                                      ------------        ------------          -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               1,350,380             805,000             26,431,383
                                                                      ------------        ------------          -------------
INCREASE (DECREASE) IN CASH                                                73,703          (1,204,336)               539,049

CASH AND CASH EQUIVALENTS - BEGINNING                                     465,346           2,969,106                      -
                                                                      ------------        ------------          -------------
CASH AND CASH EQUIVALENTS - ENDING                                    $   539,049         $ 1,764,770           $    539,049
                                                                      ============        ============          =============

See accompanying notes to consolidated financial statements.

                                                EUROTECH, LTD. AND SUBSIDIARIES
                                                 (A Development Stage Company)

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------

                                                                        For the Three Months Ended             For the Period
                                                                                 March 31,                     From Inception
                                                                      ----------------------------            (May 26, 1995) to
                                                                          2002             2001                March 31, 2002
                                                                      -----------      -----------            -----------------
  Cash paid during the year for:
    Interest                                                          $          -        $    43,889           $    824,691
                                                                      =============       ============          =============
    Income taxes                                                      $          -        $         -           $          -
                                                                      =============       ============          =============

SUPPLEMENTAL DISCLOSURE OF FINANCING INFORMATION:
------------------------------------------------
  Consulting, legal, financing costs, commissions and
    accrued expenses satisfied by issuance of common
    stock and stock options                                           $    149,620        $         -           $  2,705,353
                                                                      =============       ============          =============
  Purchase of license                                                 $          -        $         -           $     37,500
                                                                      =============       ============          =============
  Acquisition of technology rights by issuance of
    common stock                                                      $          -        $         -           $ 10,547,688
                                                                      =============       ============          =============
  Conversion of convertible debentures, interest and
    penalties to common stock                                         $  3,574,419        $         -           $  5,475,840
                                                                      =============       ============          =============
  Notes payable and accrued interest satisfied by
    issuance of common stock                                          $          -        $         -           $     66,489
                                                                      =============       ============          =============

See accompanying notes to consolidated financial statements.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1 -  DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Equity Method of Accounting for Unconsolidated Foreign Affiliates
-----------------------------------------------------------------

Investment in companies in which the Company has a 20% to 50% interest and has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. In addition, investments in Israeli-based technology companies, in which the Company has a 52% to 57% interest in, have been accounted for under the equity method because the Company does not have sufficient control in order to consolidate such entities. However, as of March 31, 2002, such investees do not have any revenue nor any significant assets and liabilities.

At March 31, 2002, investments in companies accounted for under the equity method consist of the following foreign companies, which are located in Israel:

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

Research and Development
------------------------

Research and development expenditures are charged to expense as incurred, unless they are reimbursed under specific contracts. The Company capitalizes costs related to acquired technologies that have achieved technological feasibility and have alternative uses. Acquired technologies, which are in process at the date of acquisition or have no alternative uses are expensed as research and development costs. Losses incurred on the equity basis in the Company's interest in seven Israeli research and development companies are included in research and development expense. The Company recognizes its share of losses from Israeli investees during the quarter that the funding payments are made.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising
-----------

Advertising costs are charged to operations when incurred. Advertising expense was $-0-, $-0-, and $11,137, respectively, for the three months ended March 31, 2002, 2001, and for the period from inception (May 26, 1995) to March 31, 2002, respectively.

Rent Expense
------------

Rent expense for all premise operating leases was approximately $61,900 and $47,790 for the three months ended March 31, 2002 and 2001, respectively.

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform with the current year presentation.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The provisions of SFAS 141 have been adopted as of July 1, 2001. The implementation of this standard did not have an impact on the Company's results of operations and financial position.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. The implementation of this standard did not have an impact on the Company's results of operations and financial position.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The implementation of this standard did not have an impact on the Company's results of operations and financial position.

NOTE 3 - 8% CONVERTIBLE DEBENTURES

On January 9, 2002, the Company converted $3,000,000 principal amount of February 1998 Convertible Debentures, plus the amount of all accrued and unpaid interest aggregating $574,419, due February 23, 2002, into 6,000,369 shares of the Company's common stock in full satisfaction of the debentures. In connection with the conversion, the Company issued a warrant to purchase 500,000 shares of common stock at an exercise price of $1.00 per share. The warrants are exercisable over five years. The warrants were valued at $390,000 based on the Black-Scholes option pricing model and such amount was recorded as a debt conversion expense as of March 31, 2002.

NOTE 4 - ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following:

                                  At March 31, 2002        At December 31, 2001
                                  -----------------        -------------------

            Interest                  $    8,063                $  547,953

            Professional fees            258,471                    53,475

            Consulting fees              245,770                   138,420

            Other                        152,079                   145,359
                                      ----------                ----------
                                      $  664,383                $  885,207
                                      ==========                ==========

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  5 - STOCKHOLDERS' EQUITY

Convertible Preferred Stock
---------------------------

On February 1, 2002, the Company amended its Articles of Incorporation to designate 25,000 of its 5,000,000 authorized preferred stock as a "Series A 3% Convertible Preferred Stock," par value $.01 per share, with a liquidation preference of $100 per share. In February 2002, the Company entered into a securities purchase agreement with Woodward LLC to purchase 25,000 Series A 3% Convertible Preferred shares for $2,500,000, less expenses and commissions. The Company received $1,000,000 at the closing date. Woodward purchased an additional $500,000 of the commitment amount in two partial payments on March 12 and March 22, 2002. Woodward also advanced $200,000 of the commitment in advance of the next closing date and the remaining balance of $800,000 is to be paid in installments of not more than $500,000, payable in May, 2002 and November 2002.

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

The holder of the designated series shares has no voting rights. As of September 1, 2002, each designated series share can be converted to fully paid and non-assessable shares of common stock, at the option of the holder by dividing $.50 into the liquidation preference. At conversion, all accrued or declared, but unpaid dividends on the designated shares of Series A 3% Convertible Preferred Stock have the option to be paid in cash or in common stock. Under a repricing rights agreement dated February 1, 2002, common shares issued upon conversion are subject to monthly repricing on or after October 1, 2002, if the average bid price for any lowest five business days during the repricing period is not equal or greater than $3.618. For example, if on December 1, 2002 all of the 25,000 preferred shares were converted into common shares and the put price per share of the Company's common stock was $.25 per share, or $1.00, or $3.618, then under these scenarios, the Company would be required to issue the following number of common shares:

                                             Put Price of Common Stock At
                                         -------------------------------------
                                            $0.25         $1.00       $3.618
                                         ----------    ----------    ---------

    Initial shares upon conversion        5,000,000     5,000,000    5,000,000

    Repricing shares upon conversion     67,360,000    13,090,000            -
                                         -----------   -----------   ----------
        Total Shares                     72,360,000    18,090,000    5,000,000
                                         ===========   ===========   ==========

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Convertible Preferred Stock (Continued)
---------------------------

The Company is not obligated to issue any additional shares under this repricing rights agreement until shareholder approval is received to increase the authorized shares of common stock to at least 200,000,000.

Pursuant to a registration rights agreement dated February 1, 2002, the purchaser of the Series A convertible preferred stock was granted mandatory registration rights. The Company must file a registration statement with the SEC no later than May 20, 2002 and such statement must be declared effective on or before August 20, 2002. If the registration statement covering the registrable securities is not filed in proper form with the SEC by the required filing date or becomes effective after August 20, 2002, the Company will be required to pay certain penalties (the Company will be required to pay certain penalties to the purchaser equal to 2% of the stated value of the Preferred Stock held by Woodward (pro rated) for the first 30 day period late and 3% of the stated value of the Preferred Stock held by Woodward (pro rated) for each 30 day period thereafter) to the purchaser.

Under certain circumstances, the Company, at its option, may redeem the Series A convertible preferred stock at $732.60 per share.

Common Stock Transactions
-------------------------

On January 9, 2002, the Company issued 6,000,369 shares of its common stock from the conversion of $3,000,000 principal amount of February 1998 convertible debentures, plus the amount of all accrued and unpaid interest, totalling $3,574,419.

As of March 31, 2002, the Company issued 3,000 shares of its common stock as consideration for consulting services performed by a consulting company totalling $1,650.

As of March 31, 2002, the Company issued 3,902 shares of its common stock as consideration for consulting services performed by a consultant at $.64 per share, totalling $2,500.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Amendment to Woodward LLC Agreements
------------------------------------

On February 1, 2002, the Company and Woodward LLC entered into an agreement to extend and modify their existing agreement, as further amended and modified effective as of April 12, 2002 as follows:

o The parties have agreed that all repricing periods applicable to the April 2000 Agreement have been satisfied subject to possible future adjustments of the sixth repricing period in May 2002. There remain three repricing periods from the March 2001 Agreement which expire in August 2002 as a result of which the Company may be required to issue to Woodward LLC additional shares of common stock in the proportion to which the outstanding shares trading during the specified repricing period below the $3.76 target price.

o On February 1, 2002, the Company issued to Woodward LLC 6,000,000 shares of its common stock and, effective as of April 12, 2002, the Company committed to issue an additional 6,100,000 shares of its common stock in satisfaction of the sixth and final repricing period pursuant to the April 2000 Agreement. If the actual shares to be issued which will be determined in May 2002 are less or greater than the 6,100,000 shares, the Company will apply the difference to the next three pricing periods pursuant to the March 2001 Agreement in three equal installments.

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Warrants
--------

In January 2002, in connection with the conversion of $3,000,000 principal of February 1998 convertible debentures, plus the amount of all accrued and unpaid interest, the Company issued warrants to purchase 500,000 shares of its common stock at an exercise price of $1.00. The amounts vested immediately and expire in five years from the grant date. The fair value of stock warrants estimated on the date of grant using the Black-Scholes option pricing model was $.78, or $390,000 which was charged to debt conversion expense during the three months ended March 31, 2002.

In March 2002, in connection with legal services provided, the Company issued the attorney firm warrants to purchase 225,000 shares of common stock at an exercise price of $.44. The fair market value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model was $.21, or $47,250, which was charged to operations during the three months ended March 31, 2002. The warrants are exercisable over a ten-year period.

New Stock Option Plan
---------------------

The Company's 2002 Stock Option Plan was adopted by the Board of Directors of the Company on April 30, 2002 subject to Shareholder approval. Under the Option Plan, a total of 6,000,000 shares of the Company's common stock, subject to certain adjustments, are reserved for issuance upon the exercise of options. The Plan shall be administered by the Board or a Committee, or a combination thereof, as determined by the Board. The Plan may be administered by different administrative bodies with respect to different classes of Participants and, if permitted by the Applicable Laws, the Board may authorize one or more officers (who may (but need not) be Officers) to grant Options to Employees, Outside Directors and Consultants.

Options Granted Outside the Plan
--------------------------------

In February 2002, pursuant to employment agreements, two employees were issued non-qualified stock options to purchase a total of 2,300,000 common shares at an exercise price of $.50 per share. The options are exercisable over a ten-year period.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Options Granted Outside the Plan (Continued)
--------------------------------

In February 2002, pursuant to a consulting agreement, Verdi Consultants, Inc., a company affiliated with our Vice-Chairman, Chad A. Verdi, was issued non-qualified stock options to purchase a total of 1,000,000 common shares at an exercise price of $.50 per share. The options are exercisable over a ten-year period. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model was $.49, or $490,000, of which $272,973 was charged to operations during the three months ended March 31, 2002.

                                                                                                             Weighted
                                                                    Weighted           Outside the            Average
                                            Under the Plans         Average               Plans              Exercise
                                             Stock Options       Exercise Price        Stock Options           Price
                                            --------------       --------------      ----------------       ----------
Balance at December 31, 2001                  1,062,500              $1.65                 325,000            $ 2.85
  Granted                                         -                    -                 3,300,000               .50
  Exercised                                       -                    -                      -                  -
  Cancelled                                       -                    -                      -                  -
                                              ---------              -----               ---------            ------
Balance at March 31, 2002                     1,062,500              $1.65               3,625,000            $  .71
                                              =========              =====               =========            ======

The exercise price for options outstanding as of March 31, 2002 ranged from $.33 to $4.00.

In compliance with SFAS No. 123, the Company has elected to provide the pro forma disclosure of net income (loss) and earnings per share as if the fair value based method had been applied to the Company's financial statements due to the Company's continuation of its use of APB Opinion No. 25. As such, the Company's net loss and loss per share for the three months ended March 31, 2002, adjusted to reflect pro forma amounts, are indicated below:

                                                             Three Months Ended
                                                               March 31, 2002
                                                             ------------------
                Net loss:
                 As reported                                     $(3,061,153)
                 Pro forma                                       $(4,188,153)

                Basic and diluted loss per share:
                 As reported                                     $      (.05)
                 Pro forma                                       $      (.07)

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Options Granted Outside the Plan (Continued)
--------------------------------

The fair value of stock options granted in 2002 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value and related assumptions were:

                                                            March 31, 2002
                                                            --------------
                Weighted average fair value                      $0.49
                Expected volatility                             142.87%
                Risk-free interest rate                              5%
                Expected life                                  10 years

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

      Options to purchase common stock                               4,687,500
      Warrants to purchase common stock                              3,683,000
      Repricing rights provisions based on $.25 price
        per share (4,350,000 shares issued in April 2002)           22,565,000
      25,000 shares of Series A non-voting, 3%
        convertible preferred stock based on $.25 price
        per share                                                   72,360,000
                                                                   ------------
      Total as of March 31, 2002                                   103,295,500
                                                                   ============
      Subsequent issuance after March 31, 2002 through
        April 30, 2002:

          Grant of options to purchase common stock                    249,000
                                                                   ============

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

New Employment and Consultant Agreement
---------------------------------------

On February 28, 2002, the Company entered into an Employment Agreement with its new Chairman and Executive Vice President Don Hahnfeldt. Under the terms of the agreement, the Company is to pay to Mr. Hahnfeldt a salary equal to $15,000 per month, plus benefits. The agreement is for a term of two years and provides for a severance payment in the amount of $180,000 and immediate vesting of all stock options in the event his employment is terminated without cause. Mr. Hahnfeldt was granted options to acquire 1,000,000 shares of the Company's common stock, of which 500,000 shall vest immediately and the remaining 500,000 shall vest equally over a 24 month period beginning March 1, 2002 and are exercisable only in the event that the Company increases the number of authorized shares of common stock to at least 130,000,000 shares. The options are exercisable at the fair market value at the date of the grant of $0.50 per share. All stock options expire on February 28, 2012.

On February 28, 2002, the Company entered into an Employment Agreement with its new President and Chief Executive Officer Todd J. Broms. Under the terms of the agreement, the Company is to pay to Mr. Broms a salary equal to $210,000 per year. The agreement is for a term of two years and provides for a severance payment in the amount of $210,000 and immediate vesting of all stock options in the event his employment is terminated without cause. Pursuant to Mr. Broms' instructions, Mr. Broms' designee was granted options to acquire 1,300,000 shares of the Company's common stock, of which 675,000 shall vest immediately and the remaining 625,000 shall vest equally over a 24 month period beginning March 1, 2002 and are exercisable only in the event that the Company increases the number of authorized shares of common stock to at least 130,000,000 shares. The options are exercisable at the fair market value at the date of the grant of $0.50 per share. The options expire on February 28, 2012.

On February 28, 2002, the Company entered into a Consulting Agreement with Verdi Consultants, Inc., a company affiliated with our Vice-Chairman, Chad A. Verdi. Under the terms of the agreement, the Company is to pay to Verdi Consultants, Inc. a consulting fee equal to $15,000 plus expense allowance of $2,750 of additional benefits per month. The agreement is for a term of three years and provides for a severance payment in the amount of $180,000 and immediate vesting of all stock options in the event the consulting agreement is terminated without cause. Verdi Consultants, Inc. was granted options to acquire 1,000,000 shares of the Company's common stock, of which 125,000 shall vest immediately and the remaining 875,000 shall vest equally over a 24 month period beginning March 1, 2002 and are exercisable only in the event that the Company increases the number of authorized shares of common stock to at least 130,000,000 shares. The options are exercisable at the fair market value at the date of the grant of $0.50 per share. All stock options expire on February 28, 2012.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Risk of Environmental Liability; Present Lack of Environmental Liability
------------------------------------------------------------------------
Self Insurance
--------------

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

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash, which is at one bank. Future concentration of credit risk may arise from trade accounts receivable. Ongoing credit evaluations of customers' financial condition will be performed and, generally, no collateral will be required.

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - SUBSEQUENT EVENTS

Amendment to Woodward LLC Repricing Rights Agreements
-----------------------------------------------------

Pursuant to an amendment effective as of April 12, 2002 to a Repricing Rights Agreement dated February 1, 2002, the 2,500,000 shares delivered, pursuant to a letter agreement dated December 28, 2001, the 6,000,000 shares delivered, pursuant to the Repricing Rights Agreement, and the commitment to issue 6,100,000 shares, pursuant to the Repricing Rights Agreement, shall be deemed in full satisfaction by the Company of its obligations, with respect to the second, third, fourth, fifth and sixth repricing periods. Also, in April 2002, the Company issued 4,350,000 additional shares to Woodward LLC as a partial payment of the 6,100,000 share commitment to Woodward LLC with respect to the sixth repricing period (May 1, 2002).

New Advisory Agreement
----------------------

On April 29, 2002, the Company entered into a six-month advisory agreement with a consulting company, pursuant to which this entity will assist the Company in evaluating possibilities for improving capital structure and strategic alternatives. In addition, the entity, from time to time, may be requested to assist the Chief Executive Officer of the Company with other activities. The Company agreed to pay $5,000 per week for the duration of the agreement. The Company has also agreed to issue the entity non-qualified 10-year stock option grant to purchase 249,000 shares of the common stock of the Company at the rate of 41,500 shares for each full calendar month the entity is retained by the Company. The exercise price is equal to the average closing bid price of the Company's shares on three trading days prior to its vesting date.

ITEMS 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our financial condition, results of our operations and liquidity. This discussion should be read together with our financial statements and notes included in this report, as well as those included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

IMPORTANT FACTORS THAT MIGHT AFFECT OUR BUSINESS, OUR RESULTS OF OPERATIONS AND OUR STOCK PRICE

Although the Company believes that its expectations expressed in these forward-looking statements are reasonable, the Company cannot promise that its expectations will turn out to be correct. The Company's actual results could be materially different from its expectations, due to a variety of factors, including the following:

o We may not, in fact, be able to sell significant quantities or profitably commercialize any of our technologies. Expressions of interest from potential customers and ongoing negotiations may not result in actual agreements or generation of revenues in the time frame we envision, if at all.
o We have a limited operating history and, therefore, little history on which to base any forecasts. o We have incurred substantial operating losses and risk never making any money.
o Shareholders face substantial dilution of their equity ownership percentage if our Series A 3% Convertible Preferred Stock is converted, if more of our outstanding options and warrants are exercised, or if more of the shares that we have issued during 2000 and 2001 are repriced or if we have to issue more shares to raise capital. The extent of potential dilution depends significantly on the market price of our outstanding shares and may cause significant dilution in the value of your investment.
o There is a risk that the Company will be unable to meet the conditions necessary to close the remaining two closing dates pursuant to the Securities Purchase Agreement with Woodward LLC for the private placement of an aggregate commitment of $2,500,000 worth of shares of Series A 3% Convertible Preferred Stock dated February 1, 2002 (the "$2,500,000 Woodward LLC Commitment.").
o There is a risk that the Company will be unable to meet the requirements necessary to permit any sales of its stock pursuant to the Private Equity Agreement with Jenks & Kirkland, Ltd, also referred to herein as "J&K."
o There is a risk that the Company may not be able to obtaining future financing due to certain rights given to J&K and Woodward, which other investors may find to be prohibitive.
o We face unknown environmental liability risks, and we don't carry environmental liability insurance.
o Environmental regulation in various countries may prevent the cost-effective application of some or all of our technologies. o Department of Commerce controls or other governmental control of our encryption technology may negatively impact our ability to sell or transfer our technology.
o We may be subject to significant competition and the existence or development of preferred technologies, which may keep us from selling our products and technologies at a profit or at all.
o Certain of our Israel-based technologies are based and primarily dependent on the efforts of Dr. Figovsky. If Dr. Figovsky were to cease his association with our affiliated Israeli companies or if Dr. Figovsky were to die or become incapacitated, this might have an adverse affect on the research and development and commercialization of certain of our technologies.
o Our proprietary technology and patents may not give us adequate protection, therefore others may be able to develop similar technologies or may not allow us to apply our technologies, either at all of without paying license fees.

o Our common stock may cease to be listed on the American Stock Exchange, in which case the market liquidity of our common stock would likely be negatively effected which may make it more difficult for holders of our common stock to sell their securities in the open market. Furthermore, if we were delisted from the American stock exchange, then public perception of the value of our common stock could be materially adversely affected and any additional financing may become difficult to obtain.
o We may run out of money before we begin to generate cash flow from operations and we may not be able to obtain needed financing. We have a current financing agreement with Woodward LLC pursuant to which $800,000 remains outstanding and a Private Equity Agreement with J&K for financing of up to $10,000,000 over two years, subject to a number of conditions as described in the section titled "Private Equity Agreement with Jenks & Kirkland, Ltd." If we do not meet the conditions to close these financing agreements or are restricted in the amount of financing we can require J&K to purchase pursuant to the Private Equity Agreement, we will have difficulty meeting our current monthly operating expenses and may be forced to go out of business, leaving little or no value for our shareholders.

Forward-looking statements included in this Report speak only as of the date of this Report and we do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

OVERVIEW

We are a development stage company acquiring and developing differentiated emerging technology assets. We enhance these assets by managing comprehensive engineering and scientific development programs designed to create a complete vertically integrated array of solutions. We attempt to commercialize these assets using various financial and transactional vehicles including: technology transfer, licensing, joint venture, and distribution agreements. Our current development activities focus on technologies previously developed and currently being developed by prominent research institutes and individual researchers primarily in the former Soviet Union/Israel or by independent research organizations in the United States, which we acquired, since our formation, through equity investments, assignments, and licensing arrangements.

We are not a subsidiary of another corporation, entity, or other person. We hold a greater than 50% equity interest in several Israeli research and development companies which may be deemed to be subsidiaries. In addition, we also own a majority interest in a Delaware corporation that holds certain encryption technologies, which may also be deemed to be a subsidiary.

The Company was incorporated under the laws of the District of Columbia on May 26, 1995. Our executive office is located at 10306 Eaton Place, Suite 220, Fairfax, Virginia 22030. Our website address is: www.eurotechltd.com.

During the first quarter 2001, we grouped, for management purposes, most of our technologies, with the exceptions of EKORTM and Crypto.com (See below), in what we refer to as our Advanced Performance Materials (APM) Division. APM is focused on concentrating financial and human resources to ultimately commercialize those technologies that we have determined offer the most immediate promise in terms of market potential. We comment below on the status of these technologies in accordance with our current order of priority.

During the second quarter 2001, we organized what we refer to as our Nuclear and Environmental Technology Solutions (NETS) Division. NETS aims to acquire and implement technologies needed for global remediation and monitoring of contaminated areas, including management of hazardous materials, or for exploration of the environment in search of needed minerals or other resources. At this time, NETS includes the EKORTM family of products, Rad-XTM and the sub-surface remote sensing technologies, but it is expected in the future to include other technologies.

During the fourth quarter 2001, we organized the Security & Safeguards Division (S&S) to manage the technologies we have that relate to personal, corporate, and national security. S&S includes the Crypto.com's encryption technology and inspection and remote sensing technologies (ACOUSTIC CORETM & Electromagnetic RadiographyTM) that can detect explosives and other hazardous materials.

The organization of these three operational units recognizes the diverse markets and objectives of our technologies and allows budgeting and strategic planning to be tightly focused. The following discussion of our technologies is grouped by division.

NUCLEAR & ENVIRONMENTAL TECHNOLOGY SOLUTIONS (NETS)

NETS has three unique, actively marketed, technologies consisting of: (1) A family of silicon-based geopolymers known as EKORTM, (2) A fire-resistent surface fixative known as Rad-XTM, and (3) A set of remote sensing technologies for subsurface investigation.

EKORTM. The NETS Division markets EKORTM primarily in the United States and to select international targets. Our domestic market will continue to be dominated by the U.S. Department of Energy ("DOE"), but significant potential opportunities will also be pursued in characterizing and monitoring hazardous waste for private industry. The Company's commercialization efforts are targeted to key DOE geographic areas including: The Hanford Reservation (eastern Washington state), Idaho National Environmental & Engineering Laboratory (INEEL), Rocky Flats Environmental Testing Site (RFETS), Savannah River Site, Oak Ridge National Laboratory, Ohio Field Office (Fernald, Mound, Battelle, and Columbus), West Valley (New York), and Paducah/Portsmouth. Our objective is to show how EKORTM's abilities as a durable long-term barrier (micro or macroencapsulation) provide DOE with the tools to accelerate their waste remediation schedules while reducing cost and containment risk. In addition, there are presently a number of international opportunities for use of the Company's EKORTM technology. We consistently monitor international waste remediation programs carefully to assess when to initiate marketing efforts.

During the first quarter 2002, two significant demonstration contracts were signed: (1) Amersham Health, a subsidiary of Amersham plc, placed an order for EKORTM plates that contained varying amounts of neutron-absorbing material. These plates were to be used in tests at one of Amersham's facilities to evaluate their value at reducing radioactive waste generated in the production of medical isotopes. The plates were delivered in April and the tests are scheduled for completion in the fall of 2002. We charged $11,000 for these materials. (2) Battelle Memorial Institute bought over one hundred gallons of EKORTM to be used to stabilize buried reactor piping that contains internal radioactive contamination. Solidifying of EKORTM within the pipe allows the pipes to be recovered, handled, and disposed of without risk of spreading the attendant contamination. This EKORTM was delivered in March 2002 and was applied in late April 2002. Performance charistics for this material is currently pending. We recieved $40,512 for this EKORTM.

A significant potential market for EKORTM is the microencapsulation of highly toxic wastes being stored by DOE. In the budget request submitted to Congress by DOE in late January, DOE noted several wastes that posed significant budgetary and health risks, with schedules for resolution that had inordinately long timelines. We have met with DOE, and several of its prime contractors, one of whom we have chosen to work directly with in submitting unsolicited proposals to DOE. These prime contractors are responsible for managing these waste sites and we regularly meet with these contractors to advance our joint projects as remedies to government nuclear management waste needs. Our proposal demonstrates EKORTM's value-added in reducing cost, schedule, and risks associated with remediating these wastes. We hope these proposals will be decisive in obtaining support for full waste remediation implementation in 2003.

EKORTM products that are mature and are being marketed include Sealer Plus, Matrix, and Grout. Sealer Plus is a one-part, "turnkey" product, designed for application by airless sprayer to stabilize certain loose hazards/radioactive waste on contaminated surfaces. Matrix is a three-part solution tailored for use in microencapsulating fine particles, small pieces or even liquid slurries. Matrix cures into a monolith that has extreme resistance to leaching or degradation. Grout is a three-part solution designed to macroencapsulate-contaminated surfaces or to form plates or shapes for special applications.

RAD-XTM - Rad-XTM was introduced in late 2001 as a temporary fixative to be used to stabilize hazardous waste by decommissioning contractors. Its advantages are fire resistance and adhesion. DOE has indicated a reduction in decommissioning activities, but several sites have expressed interest in Rad-XTM and demonstrations are scheduled for 2nd quarter 2002.

SUBSURFACE REMOTE SENSING TECHNOLOGIES - On September 25, 2001, Eurotech acquired the worldwide rights to patented remote sensing technologies, Electromagnetic RadiographyTM and Acoustic CoreTM, from Trylon Metrics, Inc., for 2,500,000 shares of our common stock. EMRTM and Acoustic CoreTM technologies provide 3D images of subsurface contaminants with a high degree of discrimination and precision. In addition, we believe these technologies offer large area coverage at high resolution and are significantly more cost effective than monitoring methods currently used for environmental assessments. We believe that this acquisition will both enhance our ability to market EKORTM products and position Eurotech as a prime technology source/solution for various environmental markets. EMRTM and Acoustic CoreTM, in conjunction with EKORTM, have been proposed for use to DOE for work to be conducted at Hanford.

We have filed three U.S. patent applications, which address the use of the technology in the area of marine geophysical exploration for oil and natural gas. Two large dredging and marine environmental projects based in the U.S. have been forwarded technical and pricing proposals for use of the technology in identification of marine sediment contaminants. The U.S. Government General Accounting Office has identified one of these technologies for near-term future use in continuing government research for detection and classification of land mines. We are marketing to U.S. agencies (DOE, DOD and EPA) and companies either performing work for these agencies or responsible for cleanup activities being required by these agencies. We seek to enter into licensing, contracted, or joint venture arrangements to facilitate the implementation of these technologies.

ADVANCED PERFORMANCE MATERIALS (APM)

In 2001, we formed the APM Division to organize our non-nuclear and non-security related technologies into a business unit that would provide focus to their commercialization effort, coordinate on-going research and development activities, prioritize marketing efforts inline with available corporate resources and provide a managerial structure and point of contact for potential licensees. The APM Division consists of several technologies purchased from or being developed by our affiliated Israeli companies. These technologies were developed by Dr. Oleg Figovsky, a renowned Israeli scientist, who sold and licensed his technologies to Eurotech through various technology transfer agreements, which the Company has previously filed, on Forms 8-K and 10-K. In the following paragraphs, we will update you on the top three technologies in the APM Division.

HNIPU (Hybrid Non-Isocyanate Polyurethane) - In 1998, we purchased the HNIPU technology from Dr. Figovsky. We intend to incorporate HNIPU into commercial coatings, paints, adhesives, and foams as a replacement for conventional polyurethane binders. Research, development, and sample production activities have been performed by Chemonol, Ltd. an Israeli start-up company in which Eurotech holds majority ownership and to which Eurotech has funded these directed activities.

We are conducting various discussions with multiple domestic and international parties relating to licensing, selling, and /or joint venturing for developing and commercializing HNIPU technologies and variants therefrom. The technologies can be used, potentially, for non-toxic and quick-drying industrial paints and coatings and non-toxic foam products such as, but not limited to, certain components contained in automotive interiors.

Quarternary Ammonium Silicate (QAS). During the first quarter 2002, we received a small order from an organization in China for 15 gallons of QAS for their evaluation. The material was produced and delivered on April 28, 2002.

Rapidly Biodegradable Hydrophobic Material (RBHM). During the first quarter 2002, we received a credible inquiry from a U.S. environmental firm regarding RBHM and a proposed novel application. We have provided additional technical detail in response to their inquiry and remain in an active dialog.

OTHER ISRAELI TECHNOLOGIES - We refer you to the description of our business in
Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ending December 31, 2001 for a description of each of these technologies other than those discussed above; they are identified in such report as:

o FIRESILTM (Intumescent Fire-Stop Coating)
o SPCE (Sulfochlorinated Polyethylene Coatings)
o Continuous Combustion Synthesis and Continuous Action Reactor
o Cobalt and nickel powders
o Polydiene Urethane Adhesives (Poly-D Adhesives) - Electronic Glues
o Kauton
o Hypocorr
o Anticorrosive Additives for Polymers (AAdd)
o Liquid Ebonite Mixtures (LEM)
o Rubber Concrete (RubCon)

We had no activity with respect to these technologies during the 1st quarter of 2002.

RISKS RELATING TO OUR INTERESTS IN ISRAEL

Even though a majority of our current developmental efforts are not focused on our Israel-based subsidiaries, due to the current political and military developments, we believe that certain risks relating to our limited operations in Israel should be addressed. Some of the risks that might negatively impact our Israeli interests include:

o Any future armed conflicts or political instability in the region would likely negatively affect local business conditions and harm our R&D and commercialization efforts;
o Our R&D and commercialization efforts may be negatively affected by the obligation of our personnel or consultants to perform military service, where reservists may be called to duty in emergency situations;
o There might be changes to the policies underlying the grants our affiliated Israeli companies have received from the Law for the Encouragement of Capital Investments, 1959 Government of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or Chief Scientist; and
o Certain of our Israel-based technologies are based and primarily dependent on the efforts of Dr. Figovsky. If Dr. Figovsky were to cease his association with our affiliated Israeli companies or if Dr. Figovsky were to die or become incapacitated, this might have an adverse effect on the R&D and commercialization efforts of certain of our technologies.

SECURITY & SAFEGUARDS DIVISION (S&S)

ACOUSTIC CORE NON-CONTACT INSPECTION TECHNOLOGY - During the first quarter 2002, we continued to accelerate development of our illicit and hazardous materials detection technology, particularly its C4 plastic explosive detection capability. The human screening portal prototype (Automated Portal Threat Inspection System, or APTISTM), which is intended to safely screen humans for metal and plastic explosives, is on schedule for completion during summer 2002. Marketing efforts to commercial and government security managers have continued. A total of six proposals (two in the first quarter 2002) for various applications of Acoustic Core in support of Homeland Security have been submitted under Board Area Announcement solicitations by the Department of Defense. An additional proposal to the National Institute of Justice was submitted this quarter for national security applications.

CRYPTO.COM - During the first quarter 2002, the Crypto.com algorithm and software was further developed for telecommunications and commercial encryption applications. Crypto.com has successfully demonstrated its double-cipher, keyless transmission encryption system. The Company has been active in individual and combined efforts with Crypto.com and Etelix, Inc., a licensor of Crypto.com's technology in marketing to commercial security managers. Eurotech and Crypto.com intend to continue marketing efforts through 2002 with potential partners and licensors of the encryption system.

OUR RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2001

For the three months ended March 31, 2002 and the three months ended March 31, 2001, we incurred operating losses of $3,029,300 and $2,121,837 respectively. The increased losses result principally from expenses incurred in the acquisition and development of our technologies, consulting costs, general and administrative expenses and the absence of revenues.

For the three months ended March 31, 2002, we recognized $55,585 in revenue from operations relating to demonstrations of EKORTM Products. For the three months ended March 31, 2001, we did not recognize any revenue.

Research and development expenses increased by $26,834 to $225,571 for the three months ended March 31, 2002 from $198,737 for the three months ended March 31, 2001. During the first quarter, we spent $102,109 on further EKORTM development and $123,462 to develop other technologies. We continue to fund the commercialization of EKORTM, including variants and product improvements, being further developed in Russia by scientists and researchers at Kurchatov Institute and members of Euro-Asian Physical Society (EAPS).

Consulting expenses increased by $197,973 to $827,574 for the three months ended March 31, 2002 from $629,601 for the three months ended March 31, 2001, which includes $444,634 for the three months ended March 31, 2002 and $37,895 for the three months ended March 31, 2001 of compensatory element of stock issuances pursuant to consulting and other agreements. The increase in consulting expense resulted principally from an increased in the number of consultants working in our business development area.

Other general and administrative expenses increased by $216,231 to $1,094,165 for the three months ended March 31, 2002 from $877,934 for the three months ended March 31, 2001. The increase is attributable principally to increased in expenses associated with office rent and employee benefits.

Depreciation and amortization increased by $126,203 to $541,768 for the three months ended March 31, 2002 from $415,565 for the three months ended March 31, 2001, of which $402,000 in each period was for the amortization of acquired EKORTM technology rights relating to our November 1999 purchase of technology rights from the company now called Advanced Technology Industries, Inc. ("ATI"). The increase is attributable to the amortization expense of $125,000 of acquired Acoustic CoreTM technology rights purchased in July 2001 from Trylon Metrics, Inc.

Other expenses/other income increased by $2,663 to $31,853 for the three months ended March 31, 2002 from $29,190 for the three months ended March 31, 2001. Such amounts are insignificant to total operating results.

LIQUIDITY AND CAPITAL RESOURCES

               SUMMARY OF WORKING CAPITAL AND STOCKHOLDERS' EQUITY

As of March 31, 2002, we had negative working capital of $128,064 and Stockholders' Equity of $6,730,892 compared with working capital of $273,420 and Stockholders' Equity of $6,634,588 as of March 31, 2001.

                                    LIQUIDITY

Since the Company has yet to generate significant revenues from our various business activities, we are dependent on financing our operating expenses from issuances of equity or debt securities. As of April 30, 2002, we had $619,549 in cash and cash equivalents and our current operating expenses are approximately $400,000 per month. We have a current financing agreement with Woodward LLC, pursuant to which there is an $800,000 commitment remaining as described in the section titled "Securities Purchase Agreement with Woodward LLC." Additionally we have a Private Equity Agreement with Jenks & Kirkland, Ltd. for financing of up to $10,000,000 over two years, subject to a number of conditions as described in the section titled "Private Equity Agreement with Jenks & Kirkland, Ltd." Even if we meet all the conditions of the Private Equity Agreement, our current committed financing would last for, at most, two years. If we do not meet the conditions or are restricted in the amount of financing we can require J&K to purchase pursuant to the Private Equity Agreement, we will have difficulty meeting our current monthly operating expenses and may be forced to go out of business, leaving little or no value for our shareholders.

We are investigating additional various financing options to meet our short-term liquidity needs. This effort is impeded by the fact that essentially all of our outstanding authorized capital is already committed pursuant to the outstanding financing transactions with Woodward and Jenks & Kirkland, Ltd. We believe our shareholders should agree to increase our authorized capital at a special meeting of shareholders to be held later in the year. If our shareholders do vote to increase our authorized capital, we believe that we should be able to arrange a transaction or transactions to meet our short-term liquidity needs. However, there can be no assurances that our shareholders will vote to approve an increase in our authorized capital or that we will be able to arrange a transaction or transactions to meet our short-term liquidity needs, in which case we would most likely be unable to continue in business. Again, depending on the market price of our outstanding common stock, further financing may cease to be available or be available only on terms that result in an unacceptable level of dilution.

If we do not meet the closing conditions for the remaining $800,000 commitment pursuant to the $2,500,000 Woodward Commitment and we do not meet the conditions or are restricted in the amount of financing we can require J&K to purchase pursuant to the Private Equity Agreement, we would have to drastically reduce our overhead in order to remain in business long enough to hopefully secure additional financing from another source. Overhead reductions could take the form of reduced staffing, slowing of certain technology development, consolidation of Company offices, deferring salaries or issuing warrants or options in lieu of cash compensation and rationalizing other general overhead expenses.

                           SOURCES OF WORKING CAPITAL

Since our inception, our primary sources of working capital have been net proceeds from various debt and equity financings. During the first quarter of 2002 we engaged in the following financing transactions:

       o $2,500,000 WOODWARD COMMITMENT. To date, we have raised an aggregate of $1,500,000 from the issuance of 15,000 shares of Series A 3% Convertible Preferred Stock pursuant to the $2,500,000 Woodward Commitment. In addition, the Company has received an advance of $200,000 from Woodward on the May closing pursuant to the $2,500,000 Woodward Commitment. If we close the remaining two issuances pursuant to the $2,500,000 Woodward Commitment, we will raise an additional $800,000. If the full amount of the $2,500,00 Woodward Commitment is sold, the 25,000 shares of Series A 3% Convertible Preferred Stock and accumulated interest issueable to Woodward LLC will be convertible into approximately 5,150,000 shares of our common stock (assuming accrual of dividends of a period of one year), as adjusted by certain repricing provisions.

       o PRIVATE EQUITY AGREEMENT WITH JENKS & KIRKLAND, LTD. On February 22, 2002, we entered into a Private Equity Agreement with Jenks & Kirkland, Ltd. ("J&K"). Subject to the terms and conditions of the Private Equity Agreement, Eurotech may, from time to time at its discretion, sell up to an aggregate of $10 million of its common stock, par value $.00025 per share, to J&K at a 10% discount to market prices, which is defined as the average of the lowest Bid Prices (not necessarily consecutive) for any three Trading Days during the ten Trading Day period immediately following a Put Date, wherein the Company has given notice to J&K that it intends to sell its stock. Our ability to require J&K to purchase shares of our common stock pursuant to the Private Equity Agreement is subject to the satisfaction of certain conditions as described in the section titled "Private Equity Agreement with Jenks & Kirkland, Ltd."

       o The remaining $3,000,000 principal amount of debentures held by JNC Opportunity Fund Ltd. ("JNC"), along with any outstanding charges and interest, were converted into 6,000,369 non-restricted, shares of common stock on January 9, 2002. In addition, we issued a Warrant to purchase 500,000 shares of common stock at $1.00, and will reimburse JNC for legal fees up to $25,000. Pursuant to this transaction, Eurotech satisfied the last of its remaining outstanding convertible debentures.

       o As of March 31, 2002, we had outstanding warrants and options, held by directors, officers, consultants, and financing sources, to purchase an aggregate of 8,370,500 shares of our common stock at exercise prices ranging from $5.00 down to $0.70 per share, of which warrants and options to purchase 6,195,000 shares of our common stock were exercisable as of March 31, 2002 . If all of these warrants and options were exercised for cash instead of pursuant to cashless exercise provisions, we would realize proceeds of approximately $8,793,500.

                SECURITIES PURCHASE AGREEMENT WITH WOODWARD, LLC

On February 1, 2002, the Company entered into the $2,500,000 Woodward Commitment to support ongoing operations, corporate development and development of its technologies. On February 1, 2002 the Company amended its Articles of Incorporation to designate 25,000 shares of its preferred stock as "Series A 3% Convertible Preferred Stock" (the "Preferred Stock") and to establish the preferences, conversion rights, voting powers, restrictions, limitation as to distributions, qualifications, and terms of redemption of the Preferred Stock.

In connection with the initial closing under the $2,500,000 Woodward Commitment which took place on February 6, 2002, Eurotech issued 10,000 shares of Preferred Stock for $1,000,000, which is convertible, at the option of shareholder, into shares of common stock, $.00025 par value per share, of the Company at $.50 per share. The holders of Preferred Stock are entitled to receive dividends at a rate of three percent (3%) per annum of the liquidation preference of $100 per share (the "Liquidation Preference"), which are fully cumulative, prior and in preference to any declaration or payment of any dividend (payable other than in shares of common stock) or other distribution on the common stock of the Company. The dividends on the Preferred Stock accrue from the date of issuance of each share and are payable semi-annually on June 30 and December 30 of each year (each a "Dividend Date") commencing on June 30, 2002. The dividends on the Preferred Stock are payable only when, as and if declared by the Board of Directors out of funds legally available therefore. Moreover, holders of the Preferred Stock are entitled to a preferred distribution in the event of a liquidation, dissolution, or winding up. In addition, as part of the closing of the $2,500,000 Woodward Commitment, Woodward and the Company entered into a Registration Rights Agreement dated as of February 1, 2002, wherein the Company granted certain registration rights to Woodward including, but not limited to, the provision that that Company shall prepare and file with the Securities and Exchange Commission ("SEC"), as soon as possible after the Closing Date but in no event later than May 20, 2002, either a Registration Statement or an amendment to an existing Registration Statement, in either event registering for resale by Woodward shares of Common Stock issuable in respect of the Preferred Stock sold pursuant to the $2,500,000 Woodward Commitment.

As part of the $2,500,000 Woodward Commitment, the Company also executed a Repricing Rights Agreement (the "Repricing Agreement"). Under the Repricing Agreement, upon conversion, all of the common stock issued to Woodward are subject to repricing. Upon conversion of the Preferred Stock into common stock, the earliest tranche of which is convertible no earlier than September 1, 2002, Woodward has the right to have additional shares of common stock issued to it to the extent that during the month immediately following conversion of the Preferred Stock the market price of the Company's outstanding shares is not at least equal to a specified price in excess of the original issue price. Pursuant to these reset provisions, during each Repricing Period, if the average of the lowest Closing Bid Prices for any five (5) Trading Days (not necessarily consecutive) during a Repricing Period (the "Repricing Price") is not equal to or greater than the Target Price, then the Repriced Shares shall be repriced, and the Company shall issue to Woodward the number of additional shares of Common Stock as determined by the following formula: (Target Price-Repricing Price) multiplied by (the Number of the Repriced Shares) divided by the Repricing Price. The initial Target Price is $3.618 per share.

The three closing dates for the sale of the remaining balance of $1,500,000 of the $2,500,000 Woodward Commitment were set for May 30, 2002, August 30, 2002, and November 30, 2002. Woodward purchased an additional $500,000 of the commitment amount in two partial payments on March 12 and March 22, 2002 and, pursuant to the Restated Amendment to Repricing Rights Agreement and Stock Purchase Agreement made on May 7, 2002 to be effective as of April 12, 2002, and subject to the terms and conditions of the $2,500,000 Woodward Commitment and the other transaction documents, will purchase the balance of the Preferred Stock in installments of $500,000 on each of the two remaining additional closing dates, which shall be (i) the later of the filing of the registration statement of which this prospectus is a part, or May 15, 2002 and (ii) November 30, 2002. In addition, Woodward advanced $200,000 of the $500,000 May closing commitment on April 29, 2002. These two remaining closings are subject to customary conditions to closing, including but not limited to, the issuance and delivery of the subject securities, reaffirmation of all representations and warranties of the Company made in the $2,500,000 Woodward Commitment, issuance an opinion by the Company's counsel, timely issuance of all shares pursuant to the Repricing Agreement, availability and reservation of shares for issuance under the Agreement and a representation and warranty that there has been no material adverse change to the business, operations or financial condition of the Company.

The Company has also agreed to make its best reasonable efforts to increase the authorized capital from 100,000,000 shares of common stock, par value $.00025 per share to 200,000,000 shares. In order to meet the increase in capitalization requirement, the Company filed a preliminary proxy statement on May 2, 2002 seeking, among other things, shareholder approval of an increase in the Company's authorized shares of common stock to 300,000,000. The Company has agreed to authorize and reserve for issuance, free from pre-emptive rights, 10,000,000 shares of common stock for purposes of issuance of the shares for the above repricing agreement. Upon the amendment of the Company's articles of incorporation, the number of shares to be reserved for this repricing agreement will increase to at least 20,000,000.

The SEC notified us that they will perform a full review of the preliminary proxy statement filed on May 2, 2002. The delay imposed by this review means that we will have to reschedule the special meeting of the shareholders and change the record date of the outstanding shares entitled to vote at such meeting as described in the preliminary proxy statement. These changes will be reflected in a definitive proxy statement to be mailed to our shareholders in connection with such meeting.

AMENDMENTS TO PRIOR WOODWARD LLC AGREEMENTS

In connection with the above-referenced private placement and pursuant to the Repricing Agreement, the Company and Woodward have modified certain terms and provisions of two previously executed Stock Purchase Agreements, specifically the Common Stock Purchase Agreement dated April 17, 2000 for 2,000,000 shares and the Common Stock Purchase Agreement dated March 30, 2001 for 1,333,333 shares.

With regard to the Second and Third Repricing Periods of the Common Stock Purchase Agreement dated April 17, 2000, by a Letter Agreement dated December 28, 2001, the Company and Woodward modified the formula for calculating the number of reset shares and the parties agreed that the Company had satisfied all obligations arising out of the Second and Third Repricing Periods that were due and owing by the Company by issuing 2,500,000 shares of common stock to Woodward. The Company and Woodward also agreed that the Company had satisfied all obligations arising out of the Fourth and Fifth Repricing Periods of the Common Stock Purchase Agreement dated April 17, 2000 through the issuance of 6,000,000 additional shares of the Company's common stock. Finally, the Company and Woodward agreed that, subject to possible future adjustments of the sixth repricing period May 2002, the Company had satisfied all obligations arising out of the Sixth Repricing Period of the Common Stock Purchase Agreement dated April 17, 2000 through the commitment to issue 6,100,000 additional shares of the Company's common stock. Pursuant to the Restated Amendment to Repricing Rights Agreement and Stock Purchase Agreement made on May 7, 2002 to be effective as of April 12, 2002, a total of 4,350,000 were issued to Woodward on April 15, 2002 and 1,750,000 shares will be issued to Woodward on the first business day that is 65 days after written notice by Woodward requesting delivery of the balance of additional shares.

With respect to the number of additional shares issuable pursuant to the First, Second, and Third Repricing Periods of the Common Stock Purchase Agreement dated March 30, 2001, the number of shares shall be reduced or increased, as the case may be and in four equal installments by the amount that the 6,100,000 additional shares are greater than (in which case there shall be a reduction) or less than (in which case there shall be an increase) the number of shares exceeding zero determined according to the following formula: (3.76-Measurement Period Price) x (333,333)/ Measurement Period Price), where the Measurement Period Price is the average Closing Bid Price for the period commencing on May 1, 2002, and ending twenty (20) Business Days after such date.

In the event that such adjustment results in a reduction in the number of additional shares issuable pursuant to the First, Second, and Third Repricing Periods of the Common Stock Purchase Agreement dated March 30, 2001, exceeding the number of additional shares issuable, Woodward shall surrender to the Company for cancellation, without payment of any consideration by the Company, shares of Common Stock owned by Woodward in an amount equal to the excess shares as calculated above.

POTENTIAL SHARE ISSUANCE UNDER REPRICING PROVISIONS

Holders of our common shares are subject to the risk of additional and substantial dilution due to the repricing provisions in our several agreements with Woodward. The agreements pursuant to which we raised, net proceeds of

$6,000,000, $10,687,500 and $2,840,000 from Woodward in April 2000 and March
2001 were modified in February of 2001, May of 2001, September of 2001, December of 2001, February of 2002, and April of 2002. All three of these agreements, as modified by the modification agreements, contain repricing provisions that require us to issue additional shares in the proportion to which the outstanding shares of our common stock trade during specified time periods at prices below the $3.76 target price specified in the respective agreements as modified to date.

As of the date on which this report is filed, we have already issued to Woodward an aggregate of 23,638,620 additional shares based on the applicable repricing provisions. From the March 2001 Woodward financing, there remain only three monthly repricing periods, which expire in 2002. Because the repricing is based on the $3.76 target price compared to actual market prices of shares, it is impossible to predict exactly how many more shares we will need to issue to Woodward.

We have calculated some hypothetical examples of potential dilution, taking into account the impact of the repricing provisions for the March 2001 and February 2002 Woodward Agreements. The following table summarizes the possible combined dilutive effect of the Woodward repricing provisions. The numbers in the table assume that the "Assumed Average Market Price During Repricing Period" shown in the table remains unchanged over a period of eight months. Actual repricings will be based on actual prices during the respective periods, which can be expected to fluctuate.

       ---------------------- ------------ ------------------- ------------------------- -----------------------------
                                                                Total Number of Shares
                                            Assumed Average     Issuable on Account of     Percent of Total No. of
                               Number of      Market Price      Repricings Through End        Shares Outstanding
               Date             Shares      During Repricing   of Respective Repricing           (72,378,675)
                                                 Period                 Period
       ---------------------- ------------ ------------------- ------------------------- -----------------------------
       June 1, 2002             444,444           0.30                        5,125,921             7.08%
       ---------------------- ------------ ------------------- ------------------------- -----------------------------
                                444,444           0.20                        7,911,103             10.93%
       ---------------------- ------------ ------------------- ------------------------- -----------------------------
                                444,444           0.10                       16,226,650             22.47%
       ---------------------- ------------ ------------------- ------------------------- -----------------------------
       July 1, 2002             444,444           0.30                        5,125,921             7.08%
       ---------------------- ------------ ------------------- ------------------------- -----------------------------
                                444,444           0.20                        7,911,103             10.93%
       ---------------------- ------------ ------------------- ------------------------- -----------------------------
                                444,444           0.10                       16,226,650             22.47%
       ---------------------- ------------ ------------------- ------------------------- -----------------------------
       August 1, 2002           444,445           0.30                        5,125,932             7.08%
       ---------------------- ------------ ------------------- ------------------------- -----------------------------
                                444,445           0.20                        7,911,121             10.93%
       ---------------------- ------------ ------------------- ------------------------- -----------------------------
                                444,445           0.10                       16,226,687             22.47%

       ----------------------- ----------- ------------------- ------------------------- -----------------------------
                                                                Total Number of Shares
                                            Assumed Average     Issuable on Account of     Percent of Total No. of
                               Number of      Market Price      Repricings Through End        Shares Outstanding
                Date             Shares     During Repricing   of Respective Repricing           (72,378,675)
                                                 Period                 Period
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
       October 1, 2002         515,000            0.30                        5,695,900             7.87%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.20                        8,801,350             12.16%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.10                       18,117,700             25.03%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
       November 1, 2002        515,000            0.30                        5,695,900             7.87%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.20                        8,801,350             12.16%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.10                       18,117,700             25.03%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
       December 1, 2002        515,000            0.30                        5,695,900             7.87%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.20                        8,801,350             12.16%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.10                       18,117,700             25.03%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
       January 1, 2003         515,000            0.30                        5,695,900             7.87%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.20                        8,801,350             12.16%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.10                       18,117,700             25.03%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
       February 1, 2003        515,000            0.30                        5,695,900             7.87%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.20                        8,801,350             12.16%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.10                       18,117,700             25.03%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
       March 1, 2003           515,000            0.30                        5,695,900             7.87%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.20                        8,801,350             12.16%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.10                       18,117,700             25.03%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
       April 1, 2003           515,000            0.30                        5,695,900             7.87%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.20                        8,801,350             12.16%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.10                       18,117,700             25.03%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
       May 1, 2003             515,000            0.30                        5,695,900             7.87%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.20                        8,801,350             12.16%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.10                       18,117,700             25.03%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------




       June 1, 2003            515,000            0.30                        5,695,900             7.87%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.20                        8,801,350             12.16%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.10                       18,117,700             25.03%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
       July 1, 2003            515,000            0.30                        5,695,900             7.87%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.20                        8,801,350             12.16%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.10                       18,117,700             25.03%
       ----------------------- ----------- ------------------- ------------------------- -----------------------------

PRIVATE EQUITY AGREEMENT WITH JENKS & KIRKLAND, LTD. (J&K)

OVERVIEW

On February 22, 2002, we entered into a financing agreement with J&K providing for the potential future issuance and sale of shares of our common stock. The agreement is referred to in this report as the "Private Equity Agreement." The following description of the Private Equity Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Private Equity Agreement, which we have included as an exhibit to a prior filing on Form 8-K, which is incorporated herein by reference.

Pursuant to the Private Equity Agreement, the Company, at its option, can sell to the investor up to $10 million of its common shares over a period of twenty-four (24) months. The common shares to be sold must be registered. Each sale is limited to a maximum put amount which is the lesser, with respect to any Put, of (i) the lesser of (a) One Million Dollars ($1,000,000), or (b) two hundred (200%) percent of the Weighted Average Volume for the twenty (20) trading days immediately preceding the Put Date, (ii) the maximum amount of Common Stock that may be issued without the approval of the Company's Shareholders according to the rules and regulations of the American Stock Exchange, or (iii) the amount specified in Section 7.2(j) of the agreement, which limits the aggregate number of Put Shares to be purchased by J&K to less than 9.9% of the total issued and outstanding shares of Eurotech common stock and is subject to various other limitations and restrictions. The initial sale price of the common stock is based on 90% of the average of lowest three days closing prices of its common stock during the 10 trading days immediately following the Put Notice date. In addition to the Put Shares, the Company shall issue to J&K a certain number of shares of common stock of the Company, if the Company exercises its right to declare a Blackout Period (during which J&K may not sell or offer to sell its Registrable Shares of the common stock of the Company) upon the occurrence of a Potential Material Event and there is a decrease in the Bid Price of the shares of common stock of the Company on the day following such exercise. The number of shares to be issued will be based upon the number of Put Shares held by J&K, the decreased Bid Price and the number of remaining Put Shares not held by J&K.

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

CRITICAL ACCOUNTING POLICIES

In accordance with recent Securities and Exchange Commission guidance, the material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and require management's judgment are discussed below. As a technology company, we believe our critical accounting policies are those that deal with the value of technology rights.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS - We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Our intangible assets are primarily our patents. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

We evaluate the recoverability of property and equipment and intangibles by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment lost would be recorded. The loss would be measured based on the estimated fair value of the asset or group of assets compared to carrying value. The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The provisions of SFAS 141 have been adopted as of July 1, 2001. The implementation of this standard did not have an impact on the Company's results of operations and financial position.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. The implementation of this standard did not have an impact on the Company's results of operations and financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The implementation of this standard did not have an impact on the Company's results of operations and financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

The Company does not have any derivative financial instruments as of March 31, 2002. The Company's interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on the Company's cash equivalents. The Company's long-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. To mitigate the impact of fluctuations in interest rates, the Company generally enters into fixed rate investing and borrowing arrangements. As a result, the Company believes that the market risk arising from holding of its financial instruments is not material.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) The essential terms of the Series A 3% Convertible Preferred Stock are discussed in this report in Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations under the section titled "Securities Purchase Agreement with Woodward LLC." Additionally, the Articles of Amendment regarding Series A 3% Convertible Preferred Stock was previously filed on a Form 8-K dated February 1, 2002 and filed with the SEC on March 1, 2002, and is hereby incorporated herein by reference.

(c) During the first quarter of 2002 we sold 15,000 shares of Series A 3% Convertible Preferred Stock to Woodward LLC to support ongoing operations and corporate development. This transaction is discussed in detail in this report in
Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and

Results of Operations under the section titled "Securities Purchase Agreement with Woodward LLC." Additionally, the Securities Purchase Agreement with Woodward LLC was previously filed on a Form 8-K dated February 1, 2002 and filed with the SEC on March 1, 2002, and is hereby incorporated herein by reference.

(d) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Eurotech held its annual meeting on March 29, 2002 in Fairfax, Virginia (the "Annual Meeting"). The record date for the Annual Meeting was February 8, 2002 and there were 68,080,525 shares outstanding as of the record date. At the Annual Meeting, 64,618,142 shares were represented in person or by proxy, which comprised 95% of the outstanding voting shares of the Company. Two new directors, Todd J. Broms and Carey Naddell, were elected to fill vacancies on our expanded board of directors. The other five members of the board of directors were all reelected to serve another term. These included: Don V. Hahnfeldt, Chad A. Verdi, Dr. Randolph A. Graves, Jr., Simon Nemzow, and Dr. Leonid Khotin. The directors were elected by the following vote totals:

Name                     For         % Shares        Withhold        % Shares
                                    Represented      Authority      Represented
Todd J. Broms         63,615,537        93.4         4,464,988           6.6
Randolph A Graves     62,344,121        91.5         5,736,404           8.5
Don V Hahnfeldt       61,111,951        89.7         6,968,574          10.3
Leonid Khotin         62,331,891        91.5         5,748,634           8.5
Carey Naddell         62,301,701        91.5         5,778,824           8.5
Simon Nemzow          62,571,996        91.9         5,508,529           8.1
Chad A. Verdi         61,159,210        89.8         6,921,315          10.2

In addition, Grassi & Co. CPAs, P.C. was ratified as our independent public accountants for the year 2002. This proposal received 63,570,340 votes for ratification and 854,886 votes against ratification with 3,655,299 abstentions. There were no other items of business put to a vote of the shareholders at the Annual Meeting

ITEM 5.  OTHER INFORMATION

On May 6, 2002, Eurotech announced the engaged of EB Associates, LLC ("EBA") as an advisor to the Company to provide services in financial supervision, record keeping, preparation of financial statements, review and analysis of potential merger and acquisition candidates and as a general advisor to the Board of Directors and the Audit Committee regarding financial and accounting matters. The initial term of the agreement with EBA began on April 29, 2002 and ends on October 29, 2002 and is automatically renewable on a month to month basis thereafter. EBA will be paid $5,000 per week during the term of the agreement. As further compensation, the Company issued to EBA a non-qualified stock option grant to purchase 249,000 shares of the common stock of the Company at the rate of 41,500 shares (the "Grant") for each full calendar month EBA is retained by the Company. The Grant to be issued for any portion of a month served shall be determined on a pro-rata basis. The Grant shall be issued to EBA and deemed fully vested on the last business day of each month (the "Issue Date") with the exercise price being the average closing bid price of the Company's shares on the American Stock Exchange on three trading days prior to the Issue Date, pursuant to the terms and conditions of a stock option agreement of the parties dated as of April 29, 2002. A total of 117,000 shares of common stock are available for issuance pursuant to the Grant. The issuance of the remaining 132,000 shares of common stock pursuant to the Grant is subject to the availability of authorized but unissued shares of common stock of the Company. EBA is managed by Robert Weinstein, its Founder and Managing Member. Mr. Weinstein will be assigned by EBA to provide services to the Company.

Mr. Weinstein, age 42, was most recently a Senior Manager at Berliner Communications, Inc. pursuing external growth and acquisition opportunities along with managing general treasury functions for the company. Prior to that, he was a Managing Director at Sanders Morris Harris Inc., an investment and money management firm where he was one of two founding members of a private equity fund focusing on later-stage private equity investments in micro-cap private and public companies. Further, Mr. Weinstein was a Managing Director at Gruntal & Company where he executed principal and agency transactions while co-head of the firm's Technology Corporate Finance Group. Mr. Weinstein has also held senior managerial positions at G.E. Capital Corporation and Coopers & Lybrand. Mr. Weinstein holds a B.S. in Accounting with Honors from the State University of New York at Albany and M.B.A. from The University of Chicago Graduate School of Business. In addition, he is a Certified Public Accountant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Exhibits listed in the attached Exhibit Index are filed herewith or incorporated herein by reference, as indicated in therein.

(b) We filed four Current Reports on Form 8-K during the first Quarter of 2002 dated as follows: December 30, 2001 (filed with the SEC on January 25, 2002); February 1, 2002 (filed with the SEC on March 1, 2002); February 22, 2002 (as filed with the SEC on March 5, 2002); and March 29, 2002 (filed with the SEC on the same date). All of these reports were filed under Item 5 on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROTECH, LTD.

May 13, 2002                      /s/  TODD J. BROMS
                                  ------------------
                                  Todd J. Broms, President and Chief Executive Officer


May 13, 2002                      /s/  DR. RANDOLPH A. GRAVES, JR.
                                  --------------------------------
                                  Dr. Randolph A. Graves, Jr., Vice President, Chief Financial
                                  Officer, and Secretary

                                       36

                                 EUROTECH, LTD.
                                  EXHIBIT INDEX

                                                                       Location
Exhibit No.                       Description                          Reference
-----------                       -----------                          ---------

2.1               Technology Transfer Agreement dated July 13, 2001,
                  between Eurotech, Ltd., and Trylon Metrics, Inc.,          15

2.1.1             Amendment, dated October 3, 2001, to Technology
                  Transfer Agreement dated July 13, 2001, between
                  Eurotech, Ltd., and Trylon Metrics, Inc.,                  23

3.1.1             Articles of Incorporation of Eurotech, Ltd. and
                  amendment thereto                                           1

3.1.2             Articles of Amendment adopted June 20, 2000 and
                  corresponding Certificate of Amendment dated June
                  21, 2000                                                   10

3.1.3             Articles of Amendment to the Articles of Incorporation
                  to state the terms of the Series A 3% Convertible
                  Preferred Stock dated February 1, 2002                     20

3.2.1             Bylaws of Eurotech Ltd.                                     1

3.2.2             Amendment to Bylaws adopted February 23, 2000 to fix
                  the number of directors at 5.                               9

3.2.3             Amendment to Bylaws adopted on August 27, 2001 to fix
                  the number of directors at 7                               23

4.1               Form of Common Stock certificate                            1

10.1.1            License Agreement dated September 6, 1996 between
                  Euro-Asian Physical Society and ERBC Holding, Ltd.          1

10.1.2            Sub-License Agreement dated September 16, 1996
                  between ERBC Holding, Ltd. and Eurotech, Ltd.               1

10.1.2.1          EKOR Agreement dated as of May 15, 2000 between
                  Euro-Asian Physical Society and Eurotech, Ltd.
                  Modifying the EKOR license                                 12

10.1.3            Agreement dated January 28, 1997 between Eurotech,
                  Ltd. and Kurchatov Research Holdings, Ltd.                  1

10.1.4            Memorandum of Intent among Chernobyl Nuclear Power
                  Plant, I. V. Kurchatov Institute, Ukrstroj and
                  Eurotech, Ltd.                                              1

10.1.5            Agreement dated December 6, 1996 between Ukrstroj
                  and Chernobyl Nuclear Power Plant (in past filings,
                  this agreement was identified as dated December 6,
                  1996 when in fact the agreement is dated December 10,
                  1996)                                                       1

10.1.6            Agreement dated December 11, 1996 among Ukrstroj,
                  Eurotech, Ltd. and Euro-Asian Physical Society              1

10.2.1            Technology Purchase Agreement between Eurotech, Ltd.
                  and Oleg L. Figovsky                                        2

10.2.2            Technology Purchase Agreement between Eurotech, Ltd.
                  and Oleg L. Figovsky                                        2

10.2.3            Technology Purchase Agreement between the Company
                  and Oleg L. Figovsky                                        2

10.2.4            Agreement dated February 27, 2000 between Eurotech,
                  Ltd. and Oleg L. Figovsky (acquisition of the rights
                  to 49% of net profits)                                      8

10.3              Preliminary EKOR (Component A)/Block Copolymer
                  manufacturing licensing agreement between Eurotech,
                  Ltd. and NuSil Technology                                   9

10.4.1            Agency Contract dated May 19, 2000 between Eurotech,
                  Ltd. and McPhee Environmental Supply                        10

10.4.2            McPhee Environmental Supply Cancellation dated March
                  14, 2001                                                   12

10.5.1            Share Purchase Agreement dated June 29, 2000 between
                  Zohar Gendler and Eurotech, Ltd. (Rademate Ltd.)           10

10.5.2            Share Purchase Agreement dated June 29, 2000 between
                  Technion Entrepreneurial Incubator Co., Ltd. and
                  Eurotech, Ltd. (Rademate Ltd.)                             10

10.5.3            Share purchase agreement date July 23, 2000 between
                  Sorbtech Ltd. and Eurotech, Ltd.                           10

10.5.4            Investment Agreement entered into in May, 2000
                  between Amsil, Ltd. and Eurotech, Ltd.                     10

10.6.1            Form of Agreement among Eurotech, Ltd., V. Rosenband
                  and C. Sokolinsky, and Ofek Le-Oleh Foundation              2

10.6.2            Equity Sharing Agreement between the Company, V.
                  Rosenband and C. Sokolinsky                                 2

10.6.3            Voting Agreement among Eurotech, Ltd., V. Rosenband
                  and C. Sokolinsky                                           2

10.7.1            Investment Agreement between Eurotech, Ltd. and
                  Chemonol, Ltd.                                              2

10.7.2            Equity Sharing Agreement between the Company and
                  Leonid Shapovalov                                           2

10.7.3            Voting Agreement between Eurotech, Ltd. and Leonid
                  Shapovalov                                                  2

10.8.1            Agreement between Eurotech, Ltd. and Separator, Ltd.        2

10.8.2            Equity Sharing Agreement between Eurotech, Ltd. and
                  Efim Broide                                                 2

10.8.3            Voting Agreement between Eurotech, Ltd. and Efim
                  Broide                                                      2

10.9.1            Form of Agreement among Eurotech, Ltd., Ofek Le-Oleh
                  Foundation and Y. Kopit                                     2

10.9.2            Equity Sharing Agreement among Eurotech, Ltd., Y.
                  Kopit and V. Rosenband                                      2

10.9.3            Voting Agreement among Eurotech, Ltd., Y. Kopit and
                  V. Rosenband                                                2

10.10             Form of License Agreement between the Company and
                  ERBC Holdings, Ltd.                                         2

10.11.1           Cooperation Agreement between Eurotech, Ltd. and
                  Forschungszentrum Julich GmbH                               2

10.11.2           Agreement among Eurotech, Ltd., Forschungszentrum
                  Julich and two other entities for the testing of
                  EKOR in Germany                                             7

10.11.3           Letters of cancellation of German EKOR testing
                  agreement                                                  12

10.12.1           Convertible Debenture Purchase Agreement among
                  Eurotech, Ltd., JNC Opportunity Fund, Ltd. and
                  Diversified Strategies Fund, L.P.                           2

10.12.2           Escrow Agreement among Eurotech, Ltd., JNC
                  Opportunity Fund, Ltd. and Diversified Strategies
                  Fund, L.P. and Robinson, Silverman, Pearce, Aronsohn
                  & Berman, LLP                                               2

10.2.3            Registration rights Agreement among Eurotech,
                  Ltd., JNC Opportunity Fund, Ltd. and Diversified
                  Strategies Fund, L.P.                                       2

10.12.4           Form of 8% Convertible Debenture Due November 27,
                  2000 issued by Eurotech, Ltd. to JNC Opportunity
                  Fund, Ltd.                                                  2

10.12.5           Form of 8% Convertible Debenture Due November 27,
                  2000 issued by Eurotech, Ltd. to Diversified
                  Strategies Fund, L.P.                                       2

10.12.6           Warrant No. 1 issued by Eurotech, Ltd. to JNC
                  Opportunity Fund, Ltd.                                      2

10.12.7           Warrant No. 2 issued by Eurotech, Ltd. to
                  Diversified Strategies Fund, L.P.                           2

10.12.8           Warrant No. 3 issued by Eurotech, Ltd. to
                  Diversified Strategies Fund, L.P.                           2

10.13.1           Convertible Debenture Purchase Agreement between
                  Eurotech, Ltd. and JNC Opportunity Fund, Ltd.               2

10.13.2           Escrow Agreement among Eurotech, Ltd., JNC
                  Opportunity Fund, Ltd. and Robinson, Silverman,
                  Pearce, Aronsohn and Berman, LLP                            2

10.13.3           Registration Rights Agreement between Eurotech, Ltd.
                  and JNC Opportunity Fund Ltd.                               2

10.13.4           Form of 8% Convertible Debenture Due February 23,
                  2001 issued by Eurotech, Ltd. to JNC Opportunity
                  Fund, Ltd.                                                  2

10.13.5           Warrant No. 3 issued by Eurotech, Ltd. to JNC
                  Opportunity Fund Ltd.                                       2

10.14.1           Debenture Purchase Agreement between Eurotech, Ltd
                  and JNC Strategic Fund Ltd.                                 2

10.14.2           Form of 8% Convertible Debenture No.1 Due July 20,
                  2001 issued by Eurotech, Ltd. to JNC Strategic Fund
                  Ltd.                                                        3

10.14.3           Form of 8% Convertible Debenture No.2 Due February
                  23, 2001 issued by Eurotech, Ltd. to JNC Opportunity
                  Fund, Ltd.                                                  3

10.14.4           Warrant No. 4 issued by Eurotech, Ltd. to JNC
                  Strategic Fund Ltd.                                         3

10.14.5           Registration Rights Agreement issued by Eurotech,
                  Ltd. to JNC Strategic Fund Ltd.                             3

10.14.6           Amended and Revised 8% Convertible Debenture No.1
                  Due February 23, 2001issued by Eurotech, Ltd. to JNC
                  Opportunity Fund, Ltd.                                      3

10.14.7           Amended and Revised 8% Convertible Debenture No.2
                  Due July 20, 2001 issued by Eurotech, Ltd. to JNC
                  Strategic Fund Ltd.                                         3

10.14.8           Amended and Revised 8% Convertible Debenture No.13
                  Due November 27, 2000 issued by Eurotech, Ltd. to
                  JNC Opportunity Fund, Ltd.                                  3

10.14.9           Amended and Revised 8% Convertible Debenture No.14
                  due November 27, 2000 issued by Eurotech, Ltd. to
                  Diversified Strategies Fund, L.P.                           3

10.14.10          Agreement dated February 25, 2000 regarding
                  conversion price                                            8

10.14.11          Agreement dated February 21, 2001 regarding
                  extension of maturity                                      12

10.15.1           Agreement between Eurotech, Ltd. and David Wilkes           3

10.15.2           Secured Promissory Note issued by Eurotech, Ltd. to
                  JNC Strategic Fund Ltd.                                     3

10.15.3           Secured Promissory Note issued by Eurotech, Ltd. to
                  David Wilkes                                                3

10.15.4           Secured Promissory Note issued by Eurotech, Ltd. to
                  David Wilkes                                                3

10.15.5           Escrow Agreement among the Company, JNC Strategic
                  Fund Ltd. and Encore Capital Management, L.L.C.             3

10.15.6           Security Agreement by Eurotech, Ltd. in favor of JNC
                  Strategic Fund Ltd. and David Wilkes                        3

10.15.7           Warrant issued by Eurotech, Ltd. to JNC Strategic
                  Fund Ltd.                                                   3

10.15.8           Warrant issued by the Company to David Wilkes               4

10.15.9           Form of 8% Convertible Debenture Due Three Years
                  from Original Issue Date issued by Eurotech, Ltd. to
                  JNC Strategic Fund Ltd.                                     4

10.15.10          Employment Agreement between Eurotech, Ltd. and
                  Frank Fawcett                                               4

10.15.10          Disengagement Agreement between Eurotech, Ltd. and
                  Frank Fawcett                                               7

10.16.1           Employment Agreement between Eurotech, Ltd. and Don
                  V. Hahnfeldt                                                4

10.16.2           Revised employment agreement between Eurotech, Ltd.
                  and Don V. Hahnfeldt                                        7

10.17             Agreement dated September 9, 1999 between Eurotech,
                  Ltd. and Peter Gulko (acquisition of KRHL shares)           5

10.18.1           Agreement dated as of November 30, 1999 between
                  Eurotech, Ltd. and Kurchatov Research Holdings, Ltd.        7

10.18.2           Agreement dated June 20, 2000 between Eurotech, Ltd.
                  and Advanced Technology Industries, Inc. (formerly
                  Kurchatov Research Holdings, Ltd.)                         10

10.19             Agreement dated as of December 15, 1999 between
                  Eurotech, Ltd. and Spinneret Financial Systems, Inc.        7

10.20.1           Common Stock Purchase Agreement dated December 31,
                  1999 between Eurotech, Ltd. and Woodward LLC                7

10.20.2           Warrant issued by Eurotech, Ltd. to Woodward LLC on
                  December 31, 1999                                           7

10.20.3           Registration Rights Agreement dated December 31,
                  1999 between Eurotech, Ltd. and Woodward LLC                7

10.20.4           Commitment Agreement ($22,000,000) between Eurotech,
                  Ltd. and Woodward LLC                                       7

10.20.5           Escrow Agreement dated December 31, 1999 among
                  Eurotech, Ltd., Woodward LLC and Krieger & Prager           7

10.20.6           Common Stock Purchase Agreement dated as of March 1,
                  2000 between Eurotech, Ltd. and Woodward LLC                9

10.20.7           Common Stock Purchase Agreement dated as of April
                  24, 2000 between Eurotech, Ltd. and Woodward LLC           10

10.20.8           Registration Rights Agreement dated as of April 24,
                  2000 between Eurotech, Ltd. and Woodward LLC               10

10.20.9           Warrant issued by Eurotech, Ltd. to Woodward LLC on
                  June 22, 2000                                              10

10.20.10          Amendment Agreement dated June 29, 2000 between
                  Eurotech, Ltd. and Woodward LLC, amending April 24,
                  2000 Common Stock Purchase Agreement and
                  Registration Rights Agreement and December 31, 2000
                  Commitment Agreement                                       10

10.20.11 Amendment Agreement dated September 28, 2000 between Eurotech, Ltd. and Woodward LLC, amending March 1,
                  2000 Common Stock Purchase Agreement                       11

10.20.12          Modification Agreement dated as of February 28,
                  2001, amending March 1 and April 24, 2000 Common
                  Stock Purchase Agreements                                  12

10.20.13          Common Stock Purchase Agreement as of March 30, 2001
                  between Eurotech, Ltd. and Woodward LLC                    13

10.20.14          Registration Rights Agreement dated as of March 30,
                  2001 between Eurotech, Ltd. and Woodward LLC               13

10.20.15          Modification Agreement dated as of May 18, 2001,
                  amending March 1, 2000, April 24, 2000, and March 30,
                  2001 Common Stock Purchase Agreements                      14

10.20.16          Securities Purchase Agreement as of February 1, 2002
                  between Eurotech, Ltd. and Woodward LLC                    20

10.20.17          Repricing Rights Agreement dated as of February 1, 2002
                  between Eurotech, Ltd. and Woodward LLC                    20

10.20.18          Registration Rights Agreement dated as of February 1,
                  2002 between Eurotech, Ltd. and Woodward LLC               20

10.20.19          Letter Agreement dated December 28, 2001 between
                  Eurotech, Ltd. and Woodward LLC                            20

10.20.21          Private Equity Agreement dated February 22, 2002,
                  between Eurotech, Ltd. and Jenks & Kirkland, Ltd           21

10.20.22          Registration Rights Agreement dated as of February 22,
                  2002 between Eurotech, Ltd. and Jenks & Kirkland, Ltd.     21

10.20.23 Restated Amendment To Repricing Rights Agreement And Securities Purchase Agreement dated as of May 7, 2002
                  between Eurotech, Ltd. and Woodward LLC                     *

10.21             Technology Acquisition and Development Agreement
                  related to Cypto.Com, Inc.                                  9

10.22.1           Investment Banking Consulting Agreement dated
                  January 15, 2001 between Eurotech, Ltd. and Adolph
                  Komorsky Investments, together with addendum thereto       12

10.22.2           Cancellation of Investment Banking Consulting
                  Agreement dated March 30, 2001 between Eurotech,
                  Ltd. and Adolph Komorsky Investments                       13

10.23.1           Consulting Agreement as of January 18, 2001 between
                  Eurotech, Ltd. and Davis Manafort, Inc.                    13

10.23.2           Second Consulting Agreement dated April 25, 2001
                  between Eurotech, Ltd. and Davis Manafort, Inc.            13

10.24             Consulting Agreement dated April 25, 2001 between
                  Eurotech, Ltd. and Harborstone Financial Group, Inc.       13

10.25             Consulting Agreement dated March 23, 2001 between
                  Eurotech, Ltd. and Robert Tarini/ip Partners               13

10.26             Consulting Agreement dated October 22, 2001 between
                  Eurotech, Ltd. and Race Rock Design Partners               18

10.27             Employment Agreement between Eurotech, Ltd. and Todd
                  J. Broms dated February 28, 2002                           23

10.27.1           Stock Option Grant for Broms Holding LCC dated
                  February 28, 2002                                          23

10.27.2           Employment Agreement between Eurotech, Ltd. and Don V.
                  Hahnfeldt dated February 28, 2002                          23

10.27.3           Stock Option Grant for Don V. Hahnfeldt dated February
                  28, 2002                                                   23

10.27.4           Consultant Agreement between Eurotech, Ltd. and Verdi
                  Consultants, Inc. dated February 28, 2002                  23

10.27.5           Stock Option Grant for Verdi Consultants, Inc. dated
                  February 28, 2002                                          23

10.27.6           Lease Agreement between SMII FAIRFAX, LLC and Eurotech,
                  Ltd dated August 30, 2000                                  23

10.27.7           Consultant Agreement between Eurotech, Ltd. and EB
                  Associates, LLC dated April 29, 2002                        *

10.27.8           Stock Option Grant for EB Associates, LLC dated April
                  29, 2002                                                    *

99.1              News Release - EUROTECH, Ltd. Acquires Sub-Surface
                  Remote Sensing Technology Trylon Metrics 3D
                  Electromagnetic Radiography(TM) and Acoustic Core(TM) Technologies Complement Eurotech's EKORT Nuclear
                  Remediation Product                                        15

99.2              Investment Agreement dated October 2, 2001 between
                  Eurotech, Ltd. and Jenks & Kirkland, Ltd                   16

99.3              Letter to Shareholders from Chairman and President/CEO
                  dated November 9, 2001                                     17

99.4              Press Release, dated November 12, 2001                     17

99.5              Update Letter to Shareholders from Chairman, dated
                  November 12, 2001                                          17

99.6              Agreement between Etelix, U.S. ("Etelix") and
                  Crypto.Com ("Crypto") made this 30th day of December,
                  2001                                                       19

99.7              Modification and Conversion of $3,000,000 Principal
                  Amount 8% Convertible Debentures of Eurotech, Ltd., due
                  February 23, 2002 dated January 9, 2002                    19

99.8              Eurotech, Ltd. Press Release dated March 1, 2002
                  announcing appointment of Todd J. Broms as President
                  and Chief Executive Officer                                21

99.9              Eurotech, Ltd. Press Release dated March 5, 2002
                  announcing financing commitment from Jenks & Kirkland,
                  Ltd.                                                       21

99.10             Transcript of Prepared Speech to be presented at the
                  Annual Meeting of the Company's Shareholders on March
                  29, 2002                                                   22

99.11             News Release - Eurotech's CEO, Todd J. Broms, Announces
                  The Engagement of EB Assocaites, LLC as Senior Financial
                  Advisor, Office of the President                            *

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

16 Incorporated by reference to such Exhibit filed on Form 8-K as of October 11, 2001, on file with the Commission

17 Incorporated by reference to such Exhibit filed on Form 8-K as of November 13, 2001, on file with the Commission

18 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended September 30, 2001, on file with the Commission

19 Incorporated by reference to such Exhibit filed on Form 8-K as of December 30, 2001 (filed with the SEC on January 25, 2002)

20 Incorporated by reference to such Exhibit filed on Form 8-K as of February 1, 2002 (filed with the SEC on March 1, 2002)

21 Incorporated by reference to such Exhibit filed on Form 8-K as of February 22, 2002 (as filed with the SEC on March 5, 2002)

22 Incorporated by reference to such Exhibit filed on Form 8-K as of March 29, 2002 (filed with the SEC on the same date)

23 Incorporated by reference to such Exhibit filed with our annual report on Form 10-K for the year ended December 31, 2001, on file with the Commission