Form 10-Q
period 2002-06-30
EUROTECH LTD
filed 2002-08-19
CIK 1033030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 16, 2002, 72,387,915 shares of common stock, $0.00025 par value, were outstanding.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                               INDEX TO FORM 10-Q

                                 JUNE 30, 2002


                                                                       Page Nos.
                                                                       ---------
PART I - FINANCIAL INFORMATION:

   ITEM 1 - FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                                            1
     At June 30, 2002 (Unaudited) and December 31, 2001

   CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                      2
     For the Six Months Ended June 30, 2002 and 2001
     For the Period from Inception (May 26, 1995) to
       June 30, 2002

   CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                      3
     For the Three Months Ended June 30, 2002 and 2001

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)          4 -  6
     For the Six Months Ended June 30, 2002

   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                    7 -  8
     For the Six Months Ended June 30, 2002 and 2001
     For the Period from Inception (May 26, 1995) to
       June 30, 2002

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)               9 - 24


   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                         25

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK                                                 43

PART II - OTHER INFORMATION                                               43

                                      EUROTECH, LTD. AND SUBSIDIARIES
                                       (A Development Stage Company)
                                        CONSOLIDATED BALANCE SHEETS

                                                                             At June 30,    At December 31,
                                                                                2002             2001
                                                                            -------------   -------------
                                                                             (Unaudited)
                                                  ASSETS
                                                  ------

CURRENT ASSETS:
  Cash and cash equivalents                                                 $    168,736    $    465,346
  Accounts receivable                                                             13,235              --
  Prepaid expenses and other current assets                                       43,729         253,840
                                                                            -------------   -------------
      TOTAL CURRENT ASSETS                                                       225,700         719,186

MACHINERY AND EQUIPMENT - net of accumulated depreciation Of $120,787 and
  $92,918 at June 30, 2002 and December
  31, 2001, respectively                                                         165,792         193,661

OTHER ASSETS:
  Technology rights (EKOR) - net of accumulated amortization of $4,157,972 and $3,353,203 at June 30, 2002 and
    December 31, 2001, respectively                                            3,889,716       4,694,484
  Technology rights (Acoustic Core) - net of accumulated
    amortization of $482,527 and $232,527 at June 30, 2002
    and December 31, 2001, respectively                                        2,017,473       2,267,473
  Patent costs - net of accumulated amortization of $9,611
    and $8,734 at June 30, 2002 and December 31, 2001,
    respectively                                                                  20,190          21,067
  Other assets                                                                   206,625         224,039
                                                                            -------------   -------------
      TOTAL ASSETS                                                          $  6,525,496    $  8,119,910
                                                                            =============   =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                   ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                  $    759,633    $    885,207
  Current portion of convertible debentures                                           --       3,000,000
  Current portion of notes payable - related parties                             202,091              --
  Advances on sale of preferred stock                                            200,000              --
                                                                            -------------   -------------
      TOTAL CURRENT LIABILITIES                                                1,161,724       3,885,207

NOTES PAYABLE - RELATED PARTIES                                                       --         202,091
                                                                            -------------   -------------
      TOTAL LIABILITIES                                                        1,161,724       4,087,298
                                                                            -------------   -------------
COMMITMENTS, CONTINGENCIES AND OTHER MATTERS
  (Notes 4, 5, 6, and 7)

STOCKHOLDERS' EQUITY:
  Series A non-voting 3% convertible preferred stock -
    $.01 par value; 25,000 and -0- shares authorized at
    June 30, 2002 and December 31, 2001, respectively;
    20,000 and -0- shares issued and outstanding at
    June 30, 2002 and December 31, 2001, respectively                                200              --
  Preferred stock - $0.01 par value; 4,975,000 and 5,000,000 shares authorized at June 30, 2002 and December 31, 2001,
    respectively; -0- shares issued and outstanding                                   --              --
  Common stock - $0.00025 par value; 100,000,000 shares
    authorized; 75,919,891 shares issued and 72,387,915 shares outstanding at June 30, 2002; 59,673,377 shares issued
    and 56,141,401 outstanding at December 31, 2001                               18,982          14,919
  Additional paid-in capital                                                  68,482,243      61,998,255
  Unearned compensation                                                         (221,302)       (131,911)
  Deficit accumulated during the development stage                           (54,438,630)    (49,370,930)
  Treasury stock, at cost; 3,531,976 - shares at June 30, 2002
    and December 31, 2001                                                     (8,477,721)     (8,477,721)
                                                                            -------------   -------------
      TOTAL STOCKHOLDERS' EQUITY                                               5,363,772       4,032,612
                                                                            -------------   -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  6,525,496    $  8,119,910
                                                                            =============   =============

See accompanying notes to consolidated financial statements

                                          EUROTECH, LTD. AND SUBSIDIARIES
                                           (A Development Stage Company)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                              For the Six Months Ended            For the Period
                                                                       June 30,                   from Inception
                                                            ------------------------------       (May 26, 1995) to
                                                                2002              2001             June 30, 2002
                                                            ------------      ------------       -----------------
REVENUES                                                    $    78,821       $         -          $    597,694
                                                            ------------      ------------         -------------
COSTS AND EXPENSES:
  Cost of goods sold                                              5,807                 -                13,967
  Research and development                                      370,564           430,698             8,866,575
  Consulting fees                                               682,008         1,183,282             5,852,950
  Compensatory element of stock issuances
    pursuant to consulting and other
    agreements                                                  584,061           292,800             5,828,715
  Debt conversion expenses                                      390,000                 -               390,000
  Other general and administrative expenses                   2,004,988         1,669,045            14,018,411
  Depreciation and amortization                               1,083,514           831,602             4,772,453
                                                            ------------      ------------         -------------
    TOTAL COSTS AND EXPENSES                                  5,120,942         4,407,427            39,743,071
                                                            ------------      ------------         -------------
OPERATING LOSS                                               (5,042,121)       (4,407,427)          (39,145,377)
                                                            ------------      ------------         -------------
OTHER EXPENSES/(INCOME):
  Interest expense                                               29,926           141,638             2,195,078
  Interest income                                                (4,347)          (65,359)             (409,694)
  Amortization of deferred and unearned
    financing costs                                                   -                 -            13,276,591
  Litigation settlement in shares of stock                            -                 -               456,278
  Other income                                                        -                 -              (225,000)
                                                            ------------      ------------         -------------
    TOTAL OTHER EXPENSES                                         25,579            76,279            15,293,253
                                                            ------------      ------------         -------------
NET LOSS                                                    $(5,067,700)      $(4,483,706)         $(54,438,630)
                                                            ============      ============         =============

BASIC AND DILUTED LOSS PER SHARE                            $      (.08)      $      (.11)
                                                            ============      ============
WEIGHTED AVERAGE COMMON SHARES USED IN BASIC
  AND DILUTED LOSS PER SHARE                                 66,026,267        42,271,772
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

                                  EUROTECH, LTD. AND SUBSIDIARIES
                                   (A Development Stage Company)

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                                                    For the Three Months Ended
                                                                             June 30,
                                                                 ---------------------------------
                                                                      2002                2001
                                                                 -------------       -------------
REVENUES                                                         $     23,236        $         --
                                                                 -------------       -------------
COSTS AND EXPENSES:
  Research and development                                            144,993             231,961
  Consulting fees                                                     299,068             591,576
  Compensatory element of stock issuances pursuant to
    consulting and other agreements                                   139,427             254,905
  Other general and administrative expenses                           904,573             791,112
  Depreciation and amortization                                       541,746             416,036
                                                                 -------------       -------------
    TOTAL COSTS AND EXPENSES                                        2,029,807           2,285,590
                                                                 -------------       -------------
OPERATING LOSS                                                     (2,006,571)         (2,285,590)
                                                                 -------------       -------------
OTHER EXPENSES/(INCOME):
  Interest expense                                                      1,647              81,638
  Interest income                                                      (1,671)            (34,549)
                                                                 -------------       -------------
    TOTAL OTHER EXPENSES/(INCOME)                                         (24)             47,089
                                                                 -------------       -------------
NET LOSS                                                         $ (2,006,547)       $ (2,332,679)
                                                                 =============       =============

BASIC AND DILUTED LOSS PER SHARE                                 $       (.03)       $       (.05)
                                                                 =============       =============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN BASIC AND
  DILUTED LOSS PER SHARE                                           68,124,239          49,236,657
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

                                                EUROTECH, LTD. AND SUBSIDIARIES
                                                 (A Development Stage Company)

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                          (UNAUDITED)

                                            FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                      Series A Non-Voting
                                                                        3% Convertible
                                                                        Preferred Stock                  Common Stock
                                                   Date of       ----------------------------    -----------------------------
                                                 Transaction        Shares          Amount          Shares           Amount
                                                 ------------    ------------    ------------    ------------     ------------
For the Six Months Ended June 30, 2002:
--------------------------------------

Balance - December 31, 2001                                               --     $        --      59,673,377      $    14,919
Issuance of stock on conversion of
  convertible debentures including
  interest ($.60 per share)                            01/02              --              --       6,000,369            1,500
Value assigned to warrants issued on
  conversion of convertible debentures                 01/02              --              --              --               --
Issuance of preferred stock
  ($100 per share)                                     02/02          10,000             100              --               --
Issuance of stock for price reset                      02/02              --              --       6,000,000            1,500
Value assigned to options issued to
  consultants                                          02/02              --              --              --               --
Modification of warrants issued                        02/02              --              --              --               --
Issuance of stock for consulting services
  ($.55 per share)                                     03/02              --              --           3,000                1
Issuance of stock for consulting services
  ($.64 per share)                                     03/02              --              --           3,905                1
Issuance of preferred stock
  ($100 per share)                                     03/02           5,000              50              --               --
Value assigned to options issued for
  legal services                                       03/02              --              --              --               --
Offering cost - preferred stock                        03/02              --              --              --               --
Issuance of preferred stock
  ($100 per share)                                     04/02           5,000              50              --               --
Issuance of stock for price reset                      04/02              --              --       4,350,000            1,088
Issuance of stock for consulting services
  ($.21 per share)                                     06/02              --              --           3,000                1
Issuance of stock for consulting services
  ($.25 per share)                                     06/02              --              --           6,240                2
Value assigned to options issued for
  consulting services                                  06/02              --              --              --               --
Cancellation of warrants issued                        06/02              --              --              --               --
Cancellation of shares accrued but not
  issued ($.001 per share)                             06/02              --              --        (120,000)             (30)
Amortization of unearned compensation                  06/02              --              --              --               --
Net loss                                                                  --              --              --               --
                                                                 ------------    ------------    ------------     ------------
Balance - June 30, 2002                                               20,000     $       200      75,919,891      $    18,982
                                                                 ============    ============    ============     ============

See accompanying notes to consolidated financial statements.

                                           EUROTECH, LTD. AND SUBSIDIARIES
                                            (A Development Stage Company)

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     (UNAUDITED)

                                       FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                         Treasury Stock               Additional
                                                 -------------------------------        Paid-in          Unearned
                                                     Shares           Amount            Capital        Compensation
                                                 -------------     -------------     -------------     -------------
For the Six Months Ended June 30, 2002:
--------------------------------------

Balance - December 31, 2001                        (3,531,976)     $ (8,477,721)     $ 61,998,255      $   (131,911)
Issuance of stock on conversion of
  convertible debentures including interest
  ($.60 per share)                                         --                --         3,572,919                --
Value assigned to warrants issued on
  conversion of convertible debentures                     --                --           390,000                --
Issuance of preferred stock ($100 per share)               --                --           999,900                --
Issuance of stock for price reset                          --                --            (1,500)               --
Value assigned to options issued to
  consultants                                              --                --           490,000          (490,000)
Modification of warrants issued                            --                --            77,000                --
Issuance of stock for consulting services
  ($.55 per share)                                         --                --             1,649                --
Issuance of stock for consulting services
  ($.64 per share)                                         --                --             2,499                --
Issuance of preferred stock ($100 per share)               --                --           499,950                --
Value assigned to options issued for
  legal services                                           --                --            47,250                --
Offering cost - preferred stock                            --                --          (149,620)               --
Issuance of preferred stock
  ($100 per share)                                         --                --           499,950                --
Issuance of stock for price reset                          --                --            (1,088)               --
Issuance of stock for consulting services
  ($.21 per share)                                         --                --               649                --
Issuance of stock for consulting services
  ($.25 per share)                                         --                --             1,595                --
Value assigned to options issued for
  consulting services                                      --                --            66,270           (66,270)
Cancellation of warrants issued                            --                --           (13,345)           13,345
Cancellation of shares accrued but not
  issued ($.001 per share)                                 --                --               (90)               --
Amortization of unearned compensation                      --                --                --           453,534
Net loss                                                   --                --                --                --
                                                 -------------     -------------     -------------     -------------
Balance - June 30, 2002                            (3,531,976)     $ (8,477,721)     $ 68,482,243      $   (221,302)
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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002


                                                    Deficit
                                                  Accumulated
                                                  During the
                                                  Development
                                                     Stage             Total
                                                 -------------     -------------

For the Six Months Ended June 30, 2002:
--------------------------------------

Balance - December 31, 2001                      $(49,370,930)     $  4,032,612
Issuance of stock on conversion of
  convertible debentures including interest
  ($.60 per share)                                         --         3,574,419
Value assigned to warrants issued on
  conversion of convertible debentures                     --           390,000
Issuance of preferred stock
  ($100 per share)                                         --         1,000,000
Issuance of stock for price reset                          --                --
Value assigned to options issued to
  consultants                                              --                --
Modification of warrants issued                            --            77,000
Issuance of stock for consulting services
  ($.55 per share)                                         --             1,650
Issuance of stock for consulting services
  ($.64 per share)                                         --             2,500
Issuance of preferred stock ($100 per share)               --           500,000
Value assigned to options issued for
  legal services                                           --            47,250
Offering cost - preferred stock                            --          (149,620)
Issuance of preferred stock
  ($100 per share)                                         --           500,000
Issuance of stock for price reset                          --                --
Issuance of stock for consulting services
  ($.21 per share)                                         --               650
Issuance of stock for consulting services
  ($.25 per share)                                         --             1,597
Value assigned to options issued for
  consulting services                                      --                --
Cancellation of warrants issued                            --                --
Cancellation of shares accrued but not issued
  ($.001 per share)                                        --              (120)
Amortization of unearned compensation                      --           453,534
Net loss                                           (5,067,700)       (5,067,700)
                                                 -------------     -------------
Balance - June 30, 2002                          $(54,438,630)     $  5,363,772
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

                                    EUROTECH, LTD. AND SUBSIDIARIES
                                     (A Development Stage Company)

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                       For the Six Months Ended       For the Period
                                                               June 30,               from Inception
                                                   -------------------------------   (May 26, 1995) to
                                                        2002              2001         June 30, 2002
                                                   -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $ (5,067,700)     $ (4,483,706)     $(54,438,630)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                   1,083,514           831,602         4,772,453
      Amortization of deferred and unearned
        financing costs                                      --                --        13,276,591
      Stock issued for license                               --                --            37,500
      Compensatory element of stock issuances           584,061           292,800         5,828,715
      Modification of warrants issued                        --                --           123,500
      Debt conversion expenses                          390,000                --           390,000
      Issuance of stock in settlement of
        litigation                                           --                --           456,278

      Changes in Assets (Increase) Decrease:
        Accounts receivable                             (13,235)               --           (13,235)
        Prepaid expenses and other current
          assets                                        210,111          (141,054)          (43,729)
        Other assets                                     17,414            (8,158)         (206,625)
      Changes in Liabilities Increase
        (Decrease):
           Advances from sale of preferred
             stock                                      200,000                --           200,000
           Accrued liabilities                          448,845          (535,701)        3,172,471
                                                   -------------     -------------     -------------
      NET CASH USED IN OPERATING ACTIVITIES          (2,146,990)       (4,044,217)      (26,444,711)
                                                   -------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                       --           (66,233)         (286,578)
  Patent costs                                               --                --           (31,358)
                                                   -------------     -------------     -------------
      NET CASH USED IN INVESTING ACTIVITIES                  --           (66,233)         (317,936)
                                                   -------------     -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                    --                --            16,650
  Net proceeds from issuance of common stock                 --         4,090,000        26,776,970
  Net proceeds from issuance of Series A
    non-voting 3% convertible preferred stock         1,850,380                --         1,850,380
  Proceeds from exercise of warrants                         --            55,000           819,500
  Offering costs                                             --                --            (2,898)
  Repayment by stockholders                                  --                --             3,000
  Proceeds from Convertible Debentures                       --                --         7,000,000
  Repayment of Convertible Debentures                        --          (500,000)         (500,000)
  Proceeds from notes payable                                --                --           450,000
  Repayment of notes payable                                 --                --          (400,000)
  Proceeds from bridge notes                                 --                --         2,000,000
  Repayments of bridge notes                                 --                --        (2,000,000)
  Borrowings from stockholders                               --                --           561,140
  Repayment to stockholders                                  --                --          (561,140)
  Deferred financing costs                                   --                --          (604,150)
  Purchase of treasury stock                                 --                --        (8,478,069)
                                                   -------------     -------------     -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES        1,850,380         3,645,000        26,931,383
                                                   -------------     -------------     -------------
(DECREASE) INCREASE IN CASH                            (296,610)         (465,450)          168,736

CASH AND CASH EQUIVALENTS - BEGINNING                   465,346         2,932,762                --
                                                   -------------     -------------     -------------
CASH AND CASH EQUIVALENTS - ENDING                 $    168,736      $  2,467,312      $    168,736
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

                                    EUROTECH, LTD. AND SUBSIDIARIES
                                     (A Development Stage Company)

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------
                                                         For the Six Months Ended       For the Period
                                                                 June 30,               from Inception
                                                      ------------------------------  (May 26, 1995) to
                                                           2002             2001        June 30, 2002
                                                      -------------    -------------    -------------
Cash paid during the period for:

  Interest                                            $         --     $     43,889     $   824,691
                                                      =============    =============    ============
  Income taxes                                        $         --     $         --     $        --
                                                      =============    =============    ============

SUPPLEMENTAL DISCLOSURE OF FINANCING INFORMATION:
------------------------------------------------

Consulting, legal, financing costs, commissions
  and accrued expenses satisfied by issuance of
  common stock and stock options                      $    149,620     $         --     $ 2,705,353
                                                      =============    =============    ============
Purchase of license                                   $         --     $         --     $    37,500
                                                      =============    =============    ============
Acquisition of technology rights by issuance
  of common stock                                     $         --     $         --     $10,547,688
                                                      =============    =============    ============
Conversion of convertible debentures, and
  interest to common stock                            $  3,574,419     $         --     $ 5,475,840
                                                      =============    =============    ============
Notes payable and accrued interest satisfied
  by issuance of common stock                         $         --     $         --     $    66,489
                                                      =============    =============    ============

See accompanying notes to consolidated financial statements.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

Eurotech, Ltd. and Subsidiaries (the "Company") was incorporated under the laws of the District of Columbia on May 26, 1995. The Company is a development-stage technology transfer, holding, marketing and management company, formed to commercialize new or existing but previously unrecognized technologies, with a particular current emphasis on technologies developed by prominent research institutes and individual researchers in the United States, former Soviet Union and in Israel, and to license those technologies for business and other commercial applications principally in the United States, Western and Central Europe, Ukraine, and Russia. Since the Company's formation, it has acquired development and marketing rights to a number of technologies by purchase, assignments, and licensing arrangements. Our portfolio of technologically advanced products includes: (a) proprietary materials created to specifically solve the serious problems of how nuclear and other hazardous wastes are cost effectively contained, (b) advanced performance materials for use in industrial products such as coatings and paints, (c) automatic detection of explosives and illicit materials, and (d) cryptographic systems for secure communications, all of which can be used in Homeland and Environmental Security. The Company intends to commercialize its technologies using various financial and transactional vehicles such as technology transfers, licensing, joint ventures, strategic alliances, and distribution agreements. To date, the Company has not generated any substantial revenues from operations.

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for the six months ended June 30, 2002, the Company incurred a net loss of $5,067,700 and had a working capital deficiency of $936,024. The Company has limited finances and requires additional funding in order to market and license its products. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. The Company has entered into a private equity agreement with an investor to sell up to $10 million of its common shares over a two year period. Currently, the Company does not have an effective registration statement filed with the SEC to enable it to utilize the Private Equity Agreement (see
Note 5). Furthermore, the Company's recent market price and daily volume numbers have not consistently met the minimum Weighted Average Volume limitation in the Private Equity Agreement to allow the Company to issue a put to the investor. The Company has agreed to hold a special meeting of the shareholders of the Company and recommends that the shareholders vote to approve an increase in the authorized capital stock of the Company. If the shareholders do not approve a proposal to increase the authorized capital stock of the Company, the Company would be unable to sell its common shares to the private equity investor. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION (Continued)

These unaudited consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

The Company financed its operations during the six months ended June 30, 2002 through the sale to Woodward LLC of 20,000 Series A 3% Convertible Preferred shares for $2,000,000. Woodward LLC advanced $200,000 to the Company against the next installment as of June 30, 2002.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidation Policy
--------------------

The accompanying unaudited consolidated financial statements include the accounts of the Company and a majority-owned subsidiary, Crypto.com, Inc. ("Crypto"). All significant intercompany balances and transactions have been eliminated.

Equity Method of Accounting for Unconsolidated Foreign Affiliates
-----------------------------------------------------------------

Investment in companies in which the Company has a 20% to 50% interest and has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. In addition, investments in Israeli-based technology companies, in which the Company has a 52% to 57% interest in, have been accounted for under the equity method because the Company does not have sufficient control in order to consolidate such entities. However, as of June 30, 2002, such investees do not have any revenue nor any significant assets and liabilities.

At June 30, 2002, investments in companies accounted for under the equity method consist of the following foreign companies, which are located in Israel:

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising
-----------

Advertising costs are charged to operations when incurred. Advertising expense was $-0-, $2,405, and $11,137, respectively, for the six months ended June 30, 2002, 2001, and for the period from inception (May 26, 1995) to June 30, 2002, respectively.

Rent Expense
------------

Rent expense for all premises operating leases was approximately $127,424 and $114,124 for the six months ended June 30, 2002 and 2001, respectively.

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform to the current year presentation.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. The Company has not yet evaluated the impact from SFAS No. 145 on its financial position and results of operations.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. These costs include lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

NOTE 3 - 8% CONVERTIBLE DEBENTURES

On January 9, 2002, the Company converted $3,000,000 principal amount of February 1998 Convertible Debentures, plus the amount of all accrued and unpaid interest aggregating $574,419, due February 23, 2002, into 6,000,369 shares of the Company's common stock in full satisfaction of the debentures. In connection with the conversion, the Company issued a warrant to purchase 500,000 shares of common stock at an exercise price of $1.00 per share. The warrants are exercisable over five years. The warrants were valued at $390,000 based on the Black-Scholes option pricing model and such amount was recorded as a debt conversion expense during the three months ended March 31, 2002.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following:



                                      At June 30, 2002      At December 31, 2001
                                      ----------------      -------------------

            Interest                      $    3,460             $  547,953

            Professional fees                287,106                 53,475

            Consulting fees                  241,624                138,420

            Other                            227,443                145,359
                                          -----------            -----------
                                          $  759,633             $  885,207
                                          ===========            ===========

NOTE 5 - STOCKHOLDERS' EQUITY

Convertible Preferred Stock
---------------------------

On February 1, 2002, the Company amended its Articles of Incorporation to designate 25,000 of its 5,000,000 authorized preferred stock as a "Series A 3% Convertible Preferred Stock," par value $.01 per share, with a liquidation preference of $100 per share. In February 2002, the Company entered into a securities purchase agreement with Woodward LLC to purchase 25,000 Series A 3% Convertible Preferred shares for $2,500,000. As of June 30, 2002, the Company has received $2,000,000, less commissions and expenses, and the remaining balance of $500,000 will be received by November 30, 2002. As of June 30, 2002, the Company received an advance of $200,000 against the next and final installment of $500,000.

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

At June 30, 2002, cumulative dividends in arrears on the Series A 3% Convertible Preferred stock was $20,000.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Convertible Preferred Stock (Continued)
---------------------------

The holder of the designated series shares has no voting rights. As of September 1, 2002, each designated series share can be converted to fully paid and non-assessable shares of common stock, at the option of the holder by dividing $.50 into the liquidation preference. At the Company's option, all accrued or declared, but unpaid dividends on the designated series shares have the option to be paid in cash or in common stock. Under a repricing rights agreement dated February 1, 2002, common shares issued upon conversion are subject to monthly repricing on or after October 1, 2002, if the average bid price for any lowest five business days during the repricing period is not equal or greater than $3.618. For example, if on December 1, 2002 all of the 25,000 preferred shares were converted into common shares and the put price per share of the Company's common stock was $.15 per share, or $1.00, or $3.618, then under these scenarios, the Company would be required to issue the following number of common shares:

                                              Put Price of Common Stock At
                                        ----------------------------------------
                                            $0.15         $1.00        $3.618
                                        ------------  ------------  ------------

     Initial shares upon conversion       5,000,000     5,000,000     5,000,000

     Repricing shares upon conversion   119,068,000    13,090,000            --
                                        ------------  ------------  ------------
         Total Shares                   124,068,000    18,090,000     5,000,000
                                        ============  ============  ============

The Company is not obligated to issue any additional shares under this repricing rights agreement until shareholder approval is received to increase the authorized shares of common stock to 200,000,000.

Pursuant to a registration rights agreement dated February 1, 2002, the purchaser of the Series A 3% convertible preferred stock was granted mandatory registration rights. The Company filed a registration statement with the SEC on May 24, 2002, which was subsequently withdrawn on June 27, 2002. If the registration statement covering the registrable securities is not filed in proper form with the SEC by the required filing date, and does not become effective after August 20, 2002, the Company will be required to pay certain penalties to the purchaser. The purchaser agreed to suspend this obligation until the earlier of the date on which definitive agreements are executed with respect to the restructuring of certain transactions or September 20, 2002.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Convertible Preferred Stock (Continued)
---------------------------

Under certain circumstances, the Company, at its option, may redeem the Series A 3% convertible preferred stock at $732.60 per share.

Common Stock Transactions
-------------------------

On January 9, 2002, the Company issued 6,000,369 shares of its common stock from the conversion of $3,000,000 principal amount of February 1998 convertible debentures, plus the amount of all accrued and unpaid interest, totalling $3,574,419.

During the six months ended June 30, 2002, the Company issued 16,145 shares of its common stock as consideration for consulting services performed by various consultants, totalling $6,397.

Amendment to Woodward LLC Agreements
------------------------------------

On February 1, 2002, the Company and Woodward LLC entered into an agreement to extend and modify their existing agreement as further amended and modified effective as of April 12, 2002 as follows:

The parties have agreed that all repricing periods applicable to the April 2000 Agreement have been satisfied subject to possible future adjustments of the sixth repricing period in May 2002. There remain three repricing periods from the March 2001 Agreement which expire in August 2002 as a result of which the Company may be required to issue to Woodward LLC additional shares of common stock in the proportion to which the outstanding shares trading during the specified repricing period below the $3.76 target price. For example, the total number of shares issuable on account of the three repricing periods would be as follows: for the first 444,444 shares of common stock subject to repricing an additional 8,351,000 shares of common stock would be issuable, the second 444,444 shares of common stock subject to repricing an additional 10,696,000 shares of common stock would be issuable and the final 444,445 shares of common stock subject to repricing an additional 10,696,000 shares of common stock would be issuable based on the average market price during the repricing period of $.19, $.15 and $.15, respectively. (The first two repricing periods average market price during the repricing period were based on actual prices during the period and the final repricing period average market price is an estimate).

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Amendment to Woodward LLC Agreements (Continued)
------------------------------------

o On February 1, 2002, the Company issued to Woodward LLC 6,000,000 shares of its common stock in satisfaction of the fourth and fifth repricing period from the April 2000 Agreement. On April 12, 2002, the Company committed to issue an additional 6,100,000 shares of its common stock in satisfaction of the sixth and final repricing period pursuant to the April 2000 Agreement, of which 4,350,000 shares were issued in April of 2002. If the actual shares to be issued is less or greater than the 6,100,000 shares the Company will apply the difference to the next three pricing periods pursuant to the March 2001 Agreement in three equal installments. It was determined during May 2002 that the actual number of shares committed was actually 1,419,991 shares more than should have been committed therefore each repricing period under the March 2001 agreement will be reduced 473,331 shares.

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Warrants
--------

In January 2002, in connection with the conversion of $3,000,000 principal of February 1998 convertible debentures, plus the amount of all accrued and unpaid interest, the Company issued warrants to purchase 500,000 shares of its common stock at an exercise price of $1.00. The amounts vested immediately and expire in five years from the grant date. The fair value of stock warrants estimated on the date of grant using the Black-Scholes option pricing model was $.78, which was charged to debt conversion expense during the three months ended March 31, 2002.

New Stock Option Plan
---------------------

The Company's 2002 Stock Option Plan was adopted by the Board of Directors of the Company on April 30, 2002 subject to shareholders' approval. Under the Option Plan, a total of 6,000,000 shares of the Company's common stock, subject to certain adjustments, are reserved for issuance upon the exercise of options. The Plan shall be administered by the Board or a Committee, or a combination thereof, as determined by the Board. The Plan may be administered by different administrative bodies with respect to different classes of Participants and, if permitted by the Applicable Laws, the Board may authorize one or more officers (who may (but need not) be Officers) to grant Options to Employees, Outside Directors and Consultants.

Options Granted Outside the Plan
--------------------------------

In February 2002, pursuant to employment agreements, two employees were issued non-qualified stock options to purchase a total of 2,300,000 common shares at an exercise price of $.50 per share. The options are exercisable over a ten-year period.

In February 2002, pursuant to a consulting agreement, a consultant was issued non-qualified stock options to purchase a total of 1,000,000 common shares at an exercise price of $.50 per share. The options are exercisable over a ten-year period. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model was $0.49, or $490,000, of which $272,973 was charged to operations during the six months ended June 30, 2002.

In March 2002, in connection with legal services provided, the Company issued the attorney firm options to purchase 225,000 shares of common stock at an exercise price of $.44. The fair market value of the stock options estimated on the date of grant using the Black-Scholes option pricing model was $0.21, or $47,250, which was charged to operations during the six months ended June 30, 2002. The warrants are exercisable over a ten-year period.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Options Granted Outside the Plan (Continued)
--------------------------------

In April 2002, pursuant to a consulting agreement, a consulting company was issued non-qualified stock options to purchase a total of 249,000 common shares at an exercise price equal to the average closing bid price of the Company's shares on three trading days prior to the vesting date. The options are exercisable over a ten-year period. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model was $57,270, of which $35,192 was charged to operations during the six months ended June 30, 2002.

In May 2002, pursuant to a consulting agreement, a consultant was issued non-qualified stock options to purchase a total of 45,000 common shares at an exercise price of $0.31. The options are exercisable over a ten-year period. The fair value of the stock options estimated on the date of grant using the Black-Scholes option pricing model was $0.20, or $9,000, of which $7,218 was charged to operations during the six months ended June 30, 2002.

                                                                                     Weighted
                                                       Weighted      Outside the      Average
                                   Under the Plans     Average          Plans        Exercise
                                    Stock Options   Exercise Price   Stock Options     Price
                                   --------------   --------------   -------------   --------
Balance at December 31, 2001          1,062,500        $   1.65         325,000      $   2.85
  Granted                                    --              --       3,819,000           .49
  Exercised                                  --              --              --            --
  Cancelled                                  --              --              --            --
                                      ----------       ---------      ----------     ---------
Balance at June 30, 2002              1,062,500        $   1.65       4,144,000      $    .67
                                      ==========       =========      ==========     =========

The exercise price for options outstanding as of June 30, 2002 ranged from $0.31 to $4.00.

In compliance with SFAS No. 123, the Company has elected to provide the pro forma disclosure of net income (loss) and earnings per share as if the fair value based method had been applied to the Company's financial statements due to the Company's continuation of its use of APB Opinion No. 25. As such, the Company's net loss and loss per share for the six months ended June 30, 2002, adjusted to reflect pro forma amounts, are indicated below:

                                                           Three Months Ended
                                                             June 30, 2002
                                                             --------------
     Net loss:
      As reported                                            $  (5,067,700)
      Pro forma                                              $  (6,194,700)

     Basic and diluted loss per share:
      As reported                                            $       (0.08)
      Pro forma                                              $       (0.09)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Options Granted Outside the Plan (Continued)
--------------------------------

The fair value of stock options granted in 2002 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value and related assumptions were:

                                                           June 30, 2002
                                                           -------------

                Weighted average fair value                     $0.49
                Expected volatility                            142.87%
                Risk-free interest rate                          5.00%
                Expected life                                 10 years

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:


      Options to purchase common stock                               5,206,500
      Warrants to purchase common stock                              3,291,333

      Repricing rights provisions                                   30,073,473
      25,000 shares of Series A non-voting, 3%
        convertible preferred stock based on $.15 price
        per share                                                  124,068,000
                                                                   ------------
      Total as of June 30, 2002                                    162,639,306
                                                                   ============

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

New Employment Agreement
------------------------

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

New Employment Agreement (Continued)
------------------------

On February 28, 2002, the Company entered into a Consulting Agreement with Verdi Consultants, Inc. Under the terms of the agreement, the Company is to pay to Verdi Consultants, Inc. a consulting fee equal to $15,000 per month plus benefits. The agreement is for a term of three years and provides for a severance payment in the amount of $180,000 and immediate vesting of all stock options in the event the consulting agreement is terminated without cause. Verdi Consultants, Inc. was granted options to acquire 1,000,000 shares of the Company's common stock, of which 125,000 shall vest immediately and the remaining 875,000 shall vest equally over a 24 month period beginning March 1, 2002 and are exercisable only in the event that the Company increases the number of authorized shares of common stock to at least 200,000,000 shares. The options are exercisable at the fair market value at the date of the grant of $0.50 per share. All stock options expire on February 28, 2012.

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Risk of Environmental Liability; Present Lack of Environmental
--------------------------------------------------------------
Liability Self Insurance
------------------------

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

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - SUBSEQUENT ISSUES

On July 3, 2002, Eurotech, Ltd. (the "Company") and Woodward LLC ("Woodward") signed a non-binding term sheet (the "Term Sheet") revising certain significant terms of Woodward's current investment in the Company and providing for possible future funding for Company operations. The Company believes that the proposed transactions, including termination of Woodward's repricing rights, will allow it to better pursue long range opportunities. These contemplated transactions are subject to the execution of definitive documentation.

The Term Sheet provides for the termination of the outstanding repricing rights associated with that certain Common Stock Purchase Agreement dated as of March 30, 2001 (the "March 2001 Agreement") and that certain Series A Preferred Stock Securities Purchase Agreement dated as of February 1, 2002 (the "February 2002 Agreement"). Pursuant to the Term Sheet, Woodward will be entitled to receive 14,000,000 shares of common stock with registration rights in satisfaction of cancelling all outstanding repricing rights associated with the March 2001 Agreement. Woodward will be issued $17,000,000 stated value worth of newly issued Series B 5% Convertible Preferred Stock ("Series B Preferred Stock") in satisfaction of cancelling all outstanding repricing rights associated with the Series A Preferred Stock pursuant to the February 2002 Agreement. The redemption price will be reset to $100 plus accrued dividends. In addition, Woodward may purchase an additional $1,300,000 worth of Series B Preferred Stock on a "best efforts" basis. There is no assurance that the financing will, in fact, occur.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our financial condition, results of our operations and liquidity. This discussion should be read in conjunction with our financial statements and notes included in this report, as well as those included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Certain information in this report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends the disclosures in these sections and throughout the Quarterly Report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans, and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the Company's use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties, and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

IMPORTANT FACTORS THAT MIGHT AFFECT OUR BUSINESS, OUR RESULTS OF OPERATIONS AND OUR STOCK PRICE

Although the Company believes that its expectations expressed in these forward-looking statements are reasonable, the Company cannot promise that its expectations will turn out to be correct. The Company's actual results could be materially different from its expectations due to a variety of factors, including the following:

o We have incurred substantial operating losses and risk never making any money.
o We may not, in fact, be able to sell significant quantities or profitably commercialize any of our technologies. Expressions of interest from potential customers and ongoing negotiations may not result in actual agreements or generation of revenues in the time frame we envision, if at all.
o We may run out of money before we begin to generate cash flow from operations and we may not be able to obtain needed financing. We have a current financing agreement with Woodward LLC ("Woodward") pursuant to which, as of August 16, 2002, $80,000 remains outstanding and a Private Equity Agreement with Jenks & Kirkland, Ltd. ("J&K") for financing of up to $10,000,000 over two years, subject to a number of conditions as described in the section titled "Private Equity Agreement with J&K." Currently, we do not have an effective registration statement filed with the SEC to enable us to utilize the Private Equity Agreement. Furthermore, our recent market price and volume numbers are such that we have not consistently met the minimum Weighted Average Volume limitation in the Private Equity Agreement to allow us to issue a Put to J&K. If we do not meet the conditions to close the remaining $80,000 commitment with Woodward or the Private Equity Agreement with J&K or are restricted in the amount of financing we can require J&K to purchase pursuant to the Private Equity Agreement, we will have difficulty meeting our current monthly operating expenses and may be forced to go out of business, leaving little or no value for our shareholders.
o The Company recently signed a non binding term sheet with Woodward to restructure certain existing financing agreements and provide for a "best efforts" potential source of funding for the Company for up to $1,300,000 going forward as described in our current report on Form 8-K dated July 3, 2002 (as filed with the SEC on July 8, 2002) (the "Term Sheet"). The Term Sheet contemplates the negotiation and signing of various definitive agreements (the "Restructuring Agreements") to, among other things, satisfy and eliminate the repricing rights associated with the Common Stock Purchase Agreement between the Company and Woodward dated March 31, 2001 (the "March 2001 Securities Purchase Agreement") by the issuance of 14,000,000 shares of common stock of the Company;

     satisfaction and elimination of the repricing rights of the common stock, upon conversion of the Series A 3% Convertible Preferred Stock (the "Series A Preferred Stock") associated with the Securities Purchase Agreement between the Company and Woodward dated as of February 1, 2002 (the February 2002 Securities Purchase Agreement") by the issuance of $17,000,000 stated value of a new class of preferred stock (the "Series B Preferred Stock"); and provide a potential "best efforts" financing where Woodward may purchase up to $1,300,000 stated value of additional Series B Preferred Stock. There is a risk that the Restructuring Agreements contemplated by the Term Sheet will not be completed and that we will still be obligated to issue substantial amounts of additional shares of common stock to Woodward pursuant to prior agreements and that we will not receive any additional financing from Woodward. The Term Sheet and the Restructuring Agreements are further described in the section titled "Proposed Woodward Restructuring."
o There is a risk that the Company may not be able to obtain future financing due to certain rights given to J&K and Woodward, which other investors may find to be prohibitive. Furthermore, we have committed to issue substantially all of our currently authorized, but unissued, common stock to Woodward and J&K and will not be able to obtain future financing without an increase in our authorized capital, which we plan to propose at a special meeting of the shareholders sometime in the future.
o Shareholders face substantial dilution of their equity ownership percentage if our Series A Preferred Stock is converted, if more of our outstanding options and warrants are exercised, or if more of the shares, that we have issued during 2001, are repriced or if we have to issue additional shares to raise capital. The extent of potential dilution depends significantly on the market price of our outstanding shares and may cause significant dilution in the value of your investment.
o We face unknown environmental liability risks and we don't carry environmental liability insurance. Furthermore, environmental regulation in various countries may prevent the cost-effective application of some or all of our technologies.
o Department of Commerce controls or other governmental control of our encryption technology may negatively impact our ability to sell or transfer our technology.
o We may be subject to significant competition and the existence or development of preferred technologies, which may keep us from selling our products and technologies at a profit or at all.
o Certain of our Israel-based technologies are based and primarily dependent on the efforts of Dr. Figovsky. If Dr. Figovsky were to cease his association with our affiliated Israeli companies or if Dr. Figovsky were to die or become incapacitated, this might have an adverse affect on the research and development and commercialization of certain of our technologies.
o Our proprietary technology and patents may not give us adequate protection, therefore others may be able to develop similar technologies or may not allow us to apply our technologies, either at all or without paying license fees. Our current financial situation is such that we may have difficulty paying certain licensing fees for some of our technology, in which case we may lose the licensing rights to certain of our technologies, including EKOR(TM).
o Our common stock may cease to be listed on the American Stock Exchange (the "Amex"), in which case the market liquidity of our common stock would likely be negatively effected which may make it more difficult for holders of our common stock to sell their securities in the open market. Furthermore, if we were delisted from the Amex, then public perception of the value of our common stock could be materially adversely affected and any additional financing may become difficult to obtain. In recent discussions with the Amex, the Amex has expressed concern about several of our financings with Woodward. The primary concern is the fact that securities sold to Woodward constitute future priced securities due to the repricing provisions or a floating conversion rate. The satisfaction and elimination of all repricing rights pursuant to the Restructuring Agreements may alleviate some of this concern, but there is still a potential future priced securities issue with the floating conversion rate pursuant to the Optional Conversion rights of the Series B Preferred Stock, which may be issued to Woodward pursuant to the Restructuring Agreements, if completed. The Amex has also expressed concern about the Company's compliance with the additional listing application requirements of the Amex. The Company is working with the Amex in an attempt to alleviate these concerns. However, there is a risk that we may not be able to satisfy all of the Amex concerns and that, as a result, the Amex may delist the common stock of the Company. The Company has received no notification from the Amex that the Company's common stock will be delisted. Were such an event to occur, the Company would still be a public company and would be eligible to be listed on the OTC Bulletin Board.

Forward-looking statements included in this Report speak only as of the date of this Report and we do not undertake any obligation to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

OVERVIEW

Eurotech, Ltd. is a development stage company and corporate asset manager seeking to acquire, integrate, and optimize a diversified portfolio of manufacturing and service companies in various markets. Our mission is to build value in our emerging technologies and in the companies we acquire and own, providing each with the resources it needs to realize its strategic business potential. In addition, we manage comprehensive engineering and scientific development programs designed to identify products and processes that have unique or superior characteristics with reduced manufacturing and/or use risks. Our emerging technology business segment develops and markets chemical and electronic technologies designed for use in Homeland and Environmental Security. Our portfolio of technologically advanced products includes: (a) proprietary materials created to specifically solve the serious problems of how nuclear and other hazardous wastes are cost effectively contained, (b) advanced performance materials for use in industrial products such as coatings and paints, (c) automatic detection of explosives and illicit materials, and (d) cryptographic systems for secure communications, all of which can be used in Homeland and Environmental Security. We seek to commercialize our technologies using various financial and transactional vehicles including: technology transfer, licensing, joint venture, and distribution agreements.

We are not a subsidiary of another corporation, entity, or other person. We hold a greater than 50% equity interest in several Israeli research and development companies which may be deemed to be subsidiaries. In addition, we also own a majority interest in a Delaware corporation, which holds certain encryption technology assets currently under development, which may also be deemed to be a subsidiary.

The Company was incorporated under the laws of the District of Columbia on May 26, 1995. Our executive office is located at 10306 Eaton Place, Suite 220, Fairfax, Virginia 22030. Our website address is: www.eurotechltd.com.

OPERATIONS

The Company's technologies are group into three operational divisions. Those divisions are as follows:

         (i)      Nuclear & Environmental Technology Solutions;
         (ii)     Advanced Performance Materials, and;
         (iii)    Security & Safeguards.

NUCLEAR AND ENVIRONMENTAL TECHNOLOGY SOLUTIONS (NETS)

NETS has three unique technologies that are actively marketed consisting of a family of silicon-based geopolymers known as EKOR(TM), a fire-resistant surface fixative known as Rad-X(TM), and a set of remote sensing technologies for subsurface investigation. Each technology was introduced to the market in 2001. All three technologies are aimed at initial opportunities for sale or licensing within the U.S. Department of Energy ("DOE"). In 2001, this division earned 100% of the Company's revenues of $18,873.

ADVANCED PERFORMANCE MATERIALS (APM)

In 2001, the Company formed the Advanced Performance Materials Division. The Company's objective was and remains to organize its non-nuclear and non-security related technologies into a business unit that would provide focus to their commercialization effort, coordinate on-going R&D related to those technologies, allow prioritization of marketing efforts in-line with available corporate resources and provide a managerial structure and point of contact for potential licensees. Dr. Oleg Figovsky, a renowned Israeli scientist and paid consultant to the Company, has sold or licensed many of the technologies in our APM division to the Company through various technology transfer agreements.

The Company initially placed those technologies acquired directly from Dr. Figovsky in the APM division. In addition, the equity interest owned by the Company in our seven single technology Israeli startup companies have also been grouped into the APM division. A majority of these companies have proceeded through their "incubator stage" and the subject technology is awaiting commercialization as Eurotech either owns or controls the intellectual property rights of these entities. However, due to limited working capital, management decided to temporarily curtail the funding of the operations and further development of the technologies and related operations for five of the Israeli-based technology companies.

SECURITY AND SAFEGUARDS (S&S)

The recent events of September 11th have resulted in efforts to create a governmental agency to monitor Homeland Security. The products of this division are generally those types of products and technologies, which management believes, can provide or be a part of cost efficient and reliable solutions to these Homeland Security needs.

Two products currently under development are: Acoustic Core(TM) and Electromagnetic Radiography(TM) technologies for "in-situ" detection of various materials including certain explosives, non-exposed contaminants including nuclear and other hazardous wastes and sub-terrainian materials, and Crypto.com, a "cyber-space" security technology which management believes provides a level of security that exceeds all other computer encryption technologies currently available to government entities. The organization of these three operational units recognizes the diverse markets and objectives of our technologies and allows budgeting and strategic planning to be tightly focused. The following discussion of our technologies is grouped by division.

NUCLEAR & ENVIRONMENTAL TECHNOLOGY SOLUTIONS (NETS)

EKOR (TM). The NETS Division markets EKOR (TM) primarily in the United States and to select international customers. Our domestic market will continue to be dominated by the DOE, but significant potential opportunities will also be pursued in remediating hazardous waste for private industry. The Company's commercialization efforts are targeted to key DOE geographic areas including:
The Hanford Reservation (eastern Washington state), Idaho National Environmental & Engineering Laboratory (INEEL), Rocky Flats Environmental Testing Site (RFETS), Savannah River Site, Oak Ridge National Laboratory, Ohio Field Office (Fernald, Mound, Battelle, and Columbus), West Valley (New York), and Paducah/Portsmouth. Our objective is to show how EKOR's(TM) abilities as a durable long-term barrier (micro or macroencapsulation) provide DOE with the tools to accelerate their waste remediation schedules while reducing cost and containment risk. In addition, there are presently a number of international opportunities for use of the Company's EKOR (TM) technology. We consistently monitor international waste remediation programs carefully to assess when to initiate marketing efforts.

During the first quarter 2002, two significant demonstration contracts were signed: (1) Amersham Health, a subsidiary of Amersham plc, placed an order for EKOR (TM) plates that contained varying amounts of neutron-absorbing material. These plates were to be used in tests at one of Amersham's facilities to evaluate their value at reducing radioactive waste generated in the production of medical isotopes. The plates were delivered in April and the tests are scheduled for completion in the fall 2002.

We charged $22,151 for these materials. (2) Battelle Memorial Institute (BMI) bought over one hundred gallons of EKOR (TM) to be used to stabilize buried reactor piping that contains internal radioactive contamination for $42,672. Solidifying of EKOR (TM) within the pipe allows the pipes to be recovered, handled, and disposed of without risk of spreading the attendant contamination. This EKOR (TM) was delivered in March 2002 and was applied in late April 2002. The material solidified within the pipes as planned and BMI has given indication of future orders for similar applications

A significant potential market for EKOR (TM) is the microencapsulation of highly toxic wastes being stored by DOE. In the budget request submitted to Congress by DOE in late January, DOE noted several wastes that posed significant budgetary and health risks, with schedules for resolution that had inordinately long timelines. We have met with DOE and several of its prime contractors. In cooperation with one of those prime contractors and a national laboratory responsible for nuclear waste form research, Eurotech submitted an unsolicited proposal to DOE in May that offered to demonstrate EKOR's (TM) value in decreasing their costs, risks and schedule. DOE's response was to request that we take our initiative to their relevant field office at Hanford, where solicitations for proposals are expected to be issued in late 2002. We are seeking to participate on several teams, which may bid on these solicitations.

Two new opportunities that arose in the second quarter 2002 were the German Federal facility stabilization initiative and the UK breeder reactor Decontamination and Decommissioning (D&D). In the German opportunity, EKOR (TM) is being evaluated for coating effectiveness and the tests should be completed in third quarter 2002. In the UK program, EKOR (TM) will be tested in third quarter for efficiency in microencapsultion.

EKOR (TM) products that are mature and are being marketed include Sealer Plus, Matrix, and Grout. Sealer Plus is a one-part, "turnkey" product, designed for application by airless sprayer to stabilize certain loose hazards/radioactive waste on contaminated surfaces. Matrix is a three-part solution tailored for use in microencapsulating fine particles, small pieces or even slurries. Matrix cures into a monolith that has extreme resistance to leaching or degradation. Grout is a three-part solution designed to macroencapsulate-contaminated surfaces or to form plates or shapes for special applications.

RAD-X (TM) - Rad-X (TM) was introduced in late 2001 as a temporary fixative to be used to stabilize hazardous waste by decommissioning contractors. Its advantages are fire resistance and adhesion. DOE has indicated a reduction in decommissioning activities, but several sites have expressed interest in Rad-X
(TM).

SUBSURFACE REMOTE SENSING TECHNOLOGIES - On September 25, 2001, Eurotech acquired the worldwide rights to patented remote sensing technologies, Electromagnetic Radiography (TM) (also known as "EMR(TM)") and Acoustic Core
(TM), from Trylon Metrics, Inc., for 2,500,000 shares of our common stock. EMR
(TM) and Acoustic Core (TM) technologies provide 3D images of subsurface contaminants with a high degree of discrimination and precision. In addition, we believe these technologies offer large area coverage at high resolution and are significantly more cost effective than monitoring methods currently used for environmental assessments. We believe that this acquisition will both enhance our ability to market EKOR (TM) products and position Eurotech as a prime technology source/solution for various environmental markets. EMR (TM) and Acoustic Core (TM) have been proposed for use to the DOE for work to be conducted at Hanford and INEEL. We have filed three U.S. patent applications, which address the use of the technology in marine geophysical exploration for oil and natural gas. Two large dredging and marine environmental projects based in the U.S. have been forwarded technical and pricing proposals for use of the technology in identifying marine sediment contaminants. The U.S. Government General Accounting Office has identified one of these technologies for near-term future use in continuing government research for detection and classification of land mines.

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

We are conducting various discussions with multiple domestic and international parties relating to licensing, selling, and /or joint venturing for developing and commercializing certain HNIPU technologies and variants therefrom. The technologies can be used, potentially, for non-toxic and quick-drying industrial paints and coatings and non-toxic foam products such as, but not limited to, certain components contained in automotive interiors.

During second quarter 2002, we successfully demonstrated an acrylic version of HNIPU and produced a number of coated test panels. These panels have been subjected, to date, in excess of 1,000 hours accelerated weather and UV(B) exposure with no evidence of physical change. Accelerated weather and UV testing remains ongoing and we have engaged a respected industry test facility to independently test acrylic HNIPU samples. We are confident their results will confirm our testing to date. As a result of these results, we are redoubling our effort to secure US binder production and have entered into discussion with two prominent industry resin and binder producers. We are also incorporating our latest test results into our dialog with leading paint and coating producers.

In addition, during second quarter 2002, we secured HNIPU evaluation agreements with several industry leaders in the areas of paint and coatings, personal care products and aerospace applications.

Quarternary Ammonium Silicate (QAS). During the first quarter 2002, we received a small order, from an organization in China, for 15 gallons of QAS for their evaluation. The material was produced and delivered on April 28, 2002. Their evaluation is underway and we remain in contact.

During second quarter 2002, we received an additional inquiry regarding QAS from an additional China based company as well as inquiries from several US based firms all proposing novel applications. We are in differing levels of discussion with these firms and are securing samples for their evaluation.

Rapidly Biodegradable Hydrophobic Material (RBHM). During the first quarter 2002, we received a credible inquiry from a U.S. environmental firm regarding RBHM and a proposed novel application. We have provided additional technical detail in response to their inquiry and remain in active dialog. During Second quarter 2002, we received a credible inquiry from a major US based international paper product producer. We have secured an agreement for their evaluation of samples and are arranging for evaluation samples.

OTHER ISRAELI TECHNOLOGIES - We refer you to the description of our business in
Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ending December 31, 2001 for a description of each of these technologies other than those discussed above; they are identified in such report as:

         o        FIRESIL (TM) (Intumescent Fire-Stop Coating)

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

We had no activity with respect to these technologies during the second quarter 2002.

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

SECURITY & SAFEGUARDS DIVISION (S&S)

During the second quarter 2002, we continued to accelerate the development of our illicit and hazardous materials detection technology, particularly its plastic explosives detection capability. The fabrication of our Automated Portal Threat Inspection System, or APTIS(TM), was completed during the month of July, ahead of schedule. Field Testing (Phase 3 of the development cycle) has begun, a key component of which is acoustic data acquisition and the performance of blind testing with surrogate and actual explosives target materials. Empirical data will be tested against theoretical models to refine the signal processing design approach. The testing program includes directional targeting on simple models and omni directional testing on complex models of both benign surrogate materials and illicit materials of interest. Marketing efforts to commercial and government security managers continue. A total of six (two in the first quarter
2002) proposals for various applications of Acoustic Core(TM) in support of Homeland Security have been submitted under Board Area Announcement solicitations by the DOD. An additional proposal to the National Institute of Justice was submitted this quarter for national security applications. The Company is engaged in negotiating a Cooperative Research and Development Agreement (CRADA) with the Air Force to participate in a program to develop explosives detection systems for inspection of cargo and vehicles. It is anticipated that this system will be developed and demonstrated by end of first quarter 2003.

On July 24, 2002 we entered into several agreements to amend certain prototype technology development agreements with the inventors of APTIS(TM), including ipPartners, Inc. (the "Consultant"), Trylon Metrics, Inc. and Mr. Robert Tarini (who is also President of both the Consultant and Trylon Metrics, Inc.), to allow us to compensate the Consultant with the Company's common stock in lieu of cash to complete the APTIS(TM) prototypes, as described in our current report on Form 8-K dated July 24, 2002 (filed with the SEC on August 6, 2002) (the "Technology and Consulting Agreements").

The Technology Development and Consulting Agreements supercede and replace all original agreements between the Consultant and the Company regarding APTIS(TM) Integrated Metal and Explosives Screening Portal Product Development (the "Portal Project" and also incorporates development of a hand held portable APTIS(TM) Integrated Metal and Explosives Screening Device (the "Hand Held Project"). Upon completion of development, the Hand Held Project portable device should be capable of automated remote standoff detection of explosives found within shipping containers, vehicles or carried on humans. The Hand Held Project devise, in its final form, should provide a remote standoff range for detection of explosives of greater than 50 feet. Such a device would offer the operator the capabilities of extending threat detection range while increasing personnel safety and would also offer covert operation. When developed, the Handheld Project device will complement the capabilities of the Company's Portal Project explosives detection system currently in development. All Acoustic Core(TM) products utilize the Company's proprietary and differentiated technology that has the ability to remotely sense almost any element or compound using a non-contact inspection methodology.

Pursuant to the Technology Development and Consulting Agreements, the Company will retain all intellectual property rights related to the Portal Project and the Hand Held Project and the Consultant will assist the Company with the research and development and marketing of these projects. In return the Company will compensate the Consultant for past development services by issuing 4,000,000 shares of the Company's common stock, 2,000,000 shares of which will be placed in escrow and subject to forfeiture. In addition, as further compensation for past development services provided by the Consultant, the Company will reduce the strike price of a warrant previously issued to the Consultant to purchase up to 60,000 shares of the Company's common stock to $0.50 per share. The Company has also agreed to pay to the Consultant $12,500 per month until December 2002 for technical and marketing services and an additional $5,000 per month for technical and marketing services payable to the Consultant until December 13, 2002. In addition, the Company will reimburse the Consultant up to $20,000 to cover reasonable and necessary expenses associated with negotiating and signing the Technology Development and Consulting Agreements.

If by October 15, 2002 the Consultant has not completed the prototype assemblies for the Portal Project and demonstrated to the Company's satisfaction the device's capabilities, then 750,000 shares of the Company's common stock in escrow will be subject to forfeiture. Furthermore, on January 15, 2003 if the Consultant has not demonstrated so the Company's satisfaction the prototype of the Portal Project, then an additional 250,000 shares of the Company's common stock in escrow will be subject to forfeiture. If by January 15, 2003 the Consultant has not completed the prototype assemblies for the Hand Held Project and demonstrated to the Company's satisfaction the device's capabilities, then 750,000 shares of the Company's common stock in escrow will be subject to forfeiture. Furthermore, on March 15, 2003, if the Consultant has not completed and demonstrated the prototype of the Hand Held Project, then an additional 250,000 shares of the Company's common stock is subject to forfeiture.

The Company has agreed to register the common stock to be issued to the Consultant pursuant to the Technology Development and Consulting Agreements with the SEC for resale by the Consultant at the Company's expense. If the registration does not occur by October 15, 2002, then the parties will negotiate a good faith substitute for the shares of the Company's common stock.

CRYPTO.COM - During the first quarter 2002, the Crypto.com algorithm and software was further developed for telecommunications and commercial encryption applications. Crypto.com has successfully demonstrated its double-cipher, keyless transmission encryption system. The Company has been active in individual and combined efforts with Crypto.com and Etelix, Inc., a licensor of Crypto.com's technology, in marketing to commercial security managers. Eurotech and Crypto.com intend to continue marketing efforts through 2002 with potential partners and licensors of the encryption system.

OUR RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

For the six months ended June 30, 2002 and the six months ended June 30, 2001, we incurred operating losses of $5,042,121 and $4,407,427 respectively. The increased losses result principally from increased expenses incurred in the acquisition and development of our technologies, consulting costs, general and administrative expenses without an offsetting increase in revenues.

For the six months ended June 30, 2002, we recognized $78,821 in revenue from operations relating to demonstrations of EKOR (TM) Products. For the six months ended June 30, 2001, we did not recognize any revenue.

Research and development expenses decreased by $60,134 to $370,564 for the six months ended June 30, 2002 from $430,698 for the six months ended June 30, 2001. During the first half 2002, we spent $192,991 on further EKOR (TM) development and $177,573 to develop other technologies. We continued to fund the commercialization of EKOR (TM), including variants and product improvements being further developed, in Russia, by scientists and researchers at Kurchatov Institute and members of Euro-Asian Physical Society (EAPS).

Consulting expenses decreased by $210,013 to $1,266,069 for the six months ended June 30, 2002 from $1,476,082 for the six months ended June 30, 2001, which includes $584,061 for the six months ended June 30, 2002 and $292,800 for the six months ended June 30, 2001 of compensatory element of stock issuances pursuant to consulting and other agreements. The decrease in consulting expense resulted principally from a decrease in the number of consultants working in our business development area.

Other general and administrative expenses increased by $335,943 to $2,004,988 for the six months ended June 30, 2002 from $1,669,045 for the six months ended June 30, 2001. The increase is attributable principally to increases in expenses associated with office rent and employee benefits.

Depreciation and amortization increased by $251,912 to $1,083,514 for the six months ended June 30, 2002 from $831,602 for the six months ended June 30, 2001, of which $804,769 in each period was for the amortization of acquired EKOR (TM) technology rights relating to our November 1999 purchase of technology rights from the company now called Advanced Technology Industries, Inc. ("ATI"). The increase is attributable to the amortization expense of $250,000 of acquired Acoustic Core (TM) technology rights purchased in July 2001 from Trylon Metrics, Inc.

Other expenses/other income decreased by $50,700 to $25,579 for the six months ended June 30, 2002 from $76,279 for the six months ended June 30, 2001. Such amounts are insignificant to total operating results.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

For the three months ended June 30, 2002 and the three months ended June 30, 2001, we incurred operating losses of $2,006,571 and $2,285,590 respectively.

The decreased losses result principally from decreased expenses incurred in the acquisition and development of our technologies, consulting costs, general and administrative expenses.

For the three months ended June 30, 2002, we recognized $23,236 in revenue from operations relating to demonstrations of EKOR (TM) Products and Crypto related deliverables. For the three months ended June 30, 2001, we did not recognize any revenue.

Research and development expenses decreased by $86,968 to $144,993 for the three months ended June 30, 2002 from $231,961 for the three months ended June 30, 2001. During the second quarter, we spent $90,882 on further EKOR (TM) development and $54,111 to develop other technologies. We continued to fund the commercialization of EKOR (TM), including variants and product improvements, being further developed in Russia by scientists and researchers at Kurchatov Institute and members of Euro-Asian Physical Society (EAPS).

Consulting expenses decreased by $407,986 to $438,495 for the three months ended June 30, 2002 from $846,481 for the three months ended June 30, 2001, which includes $139,427 for the three months ended June 30, 2002 and $254,905 for the three months ended June 30, 2001 of compensatory element of stock issuances pursuant to consulting and other agreements. The decrease in consulting expense resulted principally from a decrease in the number of consultants working in our business development area.

Other general and administrative expenses increased by $113,461 to $904,573 for the three months ended June 30, 2002 from $791,112 for the three months ended June 30, 2001. The increase is attributable principally to increases in expenses associated with office rent and employee benefits.

Depreciation and amortization increased by $125,710 to $541,746 for the three months ended June 30, 2002 from $416,036 for the three months ended June 30, 2001, of which $402,000 in each period was for the amortization of acquired
EKOR (TM) technology rights relating to our November 1999 purchase of technology rights from the company now called Advanced Technology Industries, Inc. ("ATI"). The increase is attributable to the amortization expense of $125,000 of acquired Acoustic Core (TM) technology rights purchased in July 2001 from Trylon Metrics, Inc.

Other expenses/other income decreased by $47,113 to ($24) for the three months ended June 30, 2002 from $47,089 for the three months ended June 30, 2001. Such amounts are insignificant to total operating results.

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF WORKING CAPITAL AND STOCKHOLDERS' EQUITY

As of June 30, 2002, we had negative working capital of $936,024 and Stockholders' Equity of $5,363,772 compared with a negative working capital of $3,166,021 and stockholders' equity of $4,032,612 as of December 31, 2001.

LIQUIDITY

Since the Company has yet to generate significant revenues from our various business activities, we are dependent on financing our operating expenses from issuances of equity or debt securities. As of August 16, 2002, we had $40,179 in cash and cash equivalents and our current operating expenses are approximately $280,000 per month. We have a current financing agreement with Woodward, pursuant to which there is a $80,000 commitment remaining as described in the section titled "Securities Purchase Agreement with Woodward." If the Restructuring Agreements with Woodward are finalized and close, we would also have a potential funding source for up to an additional $1,300,000 on a "best efforts" basis going forward. Additionally we have a Private Equity Agreement with Jenks & Kirkland, Ltd. for financing of up to $10,000,000 over two years, subject to a number of conditions as described in the section titled "Private Equity Agreement with J&K." Currently, we do not have an effective registration statement filed with the SEC to enable us to utilize the Private Equity Agreement. Furthermore, our recent market price and volume numbers are such that we have not consistently met the minimum Weighted Average Volume limitation in the Private Equity Agreement to allow us to issue a Put to J&K. Even if we meet all the conditions of the Private Equity Agreement, our current committed financing would last for, at most, two years. If we do not meet the closing conditions for the remaining $80,000 commitment pursuant to the February 2002 Securities Purchase Agreement with Woodward and we do not meet the conditions or are restricted in the amount of financing we can require J&K to purchase pursuant to the Private Equity Agreement, we will have difficulty meeting our current monthly operating expenses and may be forced to go out of business, leaving little or no value for our shareholders. We would have to drastically reduce our overhead in order to remain in business long enough to hopefully secure additional financing from another source. Overhead reductions could take the form of reduced staffing, slowing of certain technology development, consolidation of Company offices, deferring salaries or issuing warrants or options in lieu of cash compensation and rationalizing other general overhead expenses.

We are investigating additional various financing options to meet our short-term liquidity needs. This effort is impeded by the fact that essentially all of our outstanding authorized capital is already committed pursuant to the outstanding financing transactions with Woodward and J&K. We believe our shareholders should agree to increase our authorized capital at a special meeting of shareholders to be held later in the year. If our shareholders do vote to increase our authorized capital, we believe that we should be able to arrange a transaction or transactions to meet our short-term liquidity needs. However, there can be no assurances that our shareholders will vote to approve an increase in our authorized capital or that we will be able to arrange a transaction or transactions to meet our short-term liquidity needs, in which case we would most likely be unable to continue in business. Again, depending on the market price of our outstanding common stock, further financing may cease to be available or be available only on terms that result in an unacceptable level of dilution.

EXPENSE RATIONALIZATION PROGRAM

On May 31, 2002, the Company issued a press release relating to its "Expense Rationalization Program," a program designed to reduce overhead costs, rationalize all company expenses and continue to support the further development of certain technologies which demonstrate the potential to generate cash flows from near-term future revenues, outside development funding from the government or the private sector, or licensing fee income.

The initial phase of the expense rationalization program, that was begun on May 31, 2002, has generated a decrease, to date, of approximately $150,000 in cash expenses per month, reducing overhead burden from an estimated $430,000 per month to $280,000 per month. With the cost and expense reductions to-date, the Company continues to maintain its entire portfolio of technology assets. Cost savings have been generated through salary, consulting fee and administrative expense reductions, in addition to an initial realignment of its technological, sales and marketing resources. This is consistent with the Company's progress towards commercializing certain of its advanced technologies believed to have particular relevance in the area of Homeland Security. Further, in connection with this realignment, the Company has eliminated four full-time equivalent positions, or approximately 21 percent of its employee and consultant base, during this phase of rationalizing expenses.

In July 2002, Paul Childress, the Company's Vice President of Nuclear and Environmental Division, was terminated as part of the Company's Expense Rationalization Program. Mr. Childress was employed by the Company beginning in January 2000 to lead the Company's EKOR (TM) commercialization program. His duties and responsibilities have been assumed by Mr. Don Hahnfeldt, the Company's Executive Vice President and Chairman of the Board.

While the Expense Rationalization Program has been successful to date, the Company continues to have operating expenses, which requires additional funding in the future to continue operations without more drastic cost cutting measures. There is a risk that the Company will be unable to continue licensing fees for certain of its technologies, including EKOR(TM), in the future, in which case the Company may lose some of its technology rights. In addition, while the Company is seeking to obtain releases from terminated employees, these may not be forthcoming and there may be additional expenses related to these terminations.

SOURCES OF WORKING CAPITAL

Since our inception, our primary sources of working capital have been net proceeds from various debt and equity financings. The following is a brief summary of our existing financing arrangements and a discussion of the Proposed Woodward Restructuring. We refer you the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 of our Annual Report on Form 10-K and the same discussion found in Part I Item 7 of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2002 for a more detailed description of our prior financing agreements and the financing agreements entered into during the first quarter 2002.

     o FEBRUARY 2002 SECURITIES PURCHASE AGREEMENT WITH WOODWARD. To date, we have raised an aggregate of $2,000,000 of the $2,500,000 commitment from the issuance of 20,000 shares of Series A Preferred Stock pursuant to the February 2002 Securities

     Purchase Agreement. In addition, the Company has received an advance of $420,000 from Woodward on the November closing pursuant to the February 2002 Securities Purchase Agreement. If we close the remaining issuances pursuant to the February 2002 Securities Purchase Agreement, we will raise an additional $80,000. If the full commitment amount of $2,500,000 pursuant to the February 2002 Securities Purchase Agreement is sold, the 25,000 shares of Series A 3% Convertible Preferred Stock and accumulated interest issueable to Woodward LLC will be convertible into approximately 5,150,000 shares of our common stock (assuming accrual of dividends of a period of one year), as adjusted by certain repricing provisions (if the Restructuring Agreements are finalized and closed these repricing provisions will be eliminated).

     o PRIVATE EQUITY AGREEMENT WITH J&K. On February 22, 2002, we entered into a Private Equity Agreement with J&K. Subject to the terms and conditions of the Private Equity Agreement, Eurotech may, from time to time at its discretion, sell up to an aggregate of $10 million of its common stock, par value $.00025 per share, to J&K at a 10% discount to market prices, which is defined as the average of the lowest Bid Prices (not necessarily consecutive) for any three Trading Days during the ten Trading Day period immediately following a Put Date, wherein the Company has given notice to J&K that it intends to sell its stock. Our ability to require J&K to purchase shares of our common stock pursuant to the

          Private Equity Agreement is subject to the satisfaction of certain conditions as follows:

           o a registration statement covering the resale of shares of our common stock purchased under the Private Equity Agreement must have been declared effective by the SEC and must remain effective as of each date on which a closing of a purchase and sale of shares occurs, we do not yet have an effective registration statement filed as of the date of this report;
           o neither we nor J&K can have received notice that the SEC has issued or intends to issue a stop order or has otherwise suspended or withdrawn the effectiveness of the registration statement or has threatened or intends to do so;
           o our representations and warranties to J&K contained in the Private Equity Agreement must be true and correct in all material respects as of the date they have been made and on each date we issue a Put Notice, if not specified otherwise in the representation;

           o we must have performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by the Private Equity Agreement and the related registration rights agreement between us and J&K and we must not be in default under any of those agreements;
           o no statute, rule, regulation, executive order, decree, ruling or injunction may be in effect and no proceeding may have been commenced which affects any of the transactions contemplated by the Private Equity Agreement;
           o since the date of filing of the Company's most recent SEC Document, no event that had or is reasonably likely to have a Material Adverse Effect can have occurred;
           o for the twenty (20) Trading Days immediately preceding the Put Date, the Weighted Average Volume of the Common Stock on the Principal Market shall exceed $50,000. With the current market price and volume of our common stock, the Company has not consistently met this minimum Weighted Average Volume limitation.
           o the trading of our common stock must not have been suspended by the SEC, the principal market for our common stock or the National Association of Securities Dealers and the common stock must be approved for listing or quotation and must not have been delisted;
           o we must not have any knowledge of any event that could reasonably be expected to cause the registration statement to become ineffective and is likely to occur within the valuation period following the Put Notice;
           o the maximum number of shares that we might sell under such Put Notice must not cause the total number of all common shares issued under the Private Equity Agreement to exceed 9.9% of our total shares outstanding on the date of each Closing Date; and
           o our outside counsel must have delivered an opinion letter that is typical of "10b-5" letters in form and substance at the time(s) and in the form specified in the Private Equity Agreement.

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

     o PROPOSED WOODWARD RESTRUCTURING. On July 3, 2002, we signed a non-binding term sheet (the "Term Sheet") revising certain significant terms of Woodward's current investments in the Company and providing for possible future funding for Company operations. The Company believes that the proposed transactions - including termination of Woodward's repricing rights - will allow it to better pursue long range opportunities and are an affirmation of Woodward's confidence in the Company and its prospects. These contemplated transactions are subject to the execution of definitive documentation.

          Pursuant to the Restructuring Agreements, the repricing rights associated with the March 2001 Securities Purchase Agreement will be satisfied by the commitment to issue Woodward 14,000,000 shares of common stock. While the repricing rights will be satisfied and eliminated by this commitment to issue 14,000,000 shares of common stock, this commitment is subject to a 19.9% cap required by the listing agreement with the principal market on which the Company's common stock is listed where Woodward would only have the right to receive up to 7,205,245 shares of common stock pursuant to the Restructuring Agreements unless shareholder approval is received to issue the entire 14,000,000 shares of common stock. Pursuant to the Restructuring Agreements, the 19.9% cap is only applicable if the primary market on which the Company's common stock is listed has a rule requiring shareholder approval of any issuance over 20% of the outstanding common stock as of the date of the applicable financing agreement. Pursuant to the Term Sheet, the Company has agreed to hold a special meeting of the shareholders in the future and will request shareholder approval to issue all 14,000,000 shares to Woodward.

          In addition, pursuant to the Restructuring Agreements, the repricing rights associated with the February 2002 Securities Purchase Agreement will be satisfied by the issuance of shares of Series B Preferred Stock with a stated value of $17,000,000. The Series B Preferred Stock will have a 5% per annum cash or pay-in-kind dividend. The Series B Preferred Stock will be redeemable by the Company, in full or in part, at its discretion at par value plus any accrued dividends. The conversion price of the Series B Preferred Stock will be fixed at $0.75 per share subject to customary weighted average anti-dilution provisions. Additionally, after March, 2003, the Company will agree to exercise optional redemption rights to redeem the then outstanding Series B Preferred Stock and Series A Preferred Stock and accrued dividends at the end of each calendar quarter according to the schedule listed below (the `Scheduled Redemption Amount"). Failure to redeem the Series B Preferred Stock according to the Scheduled Redemption Amount listed below does not create a cash obligation to the Company; rather, the failure to redeem pursuant to the Scheduled Redemption Amount allows Woodward to exercise its optional conversion rights. Pursuant to the optional conversion rights, after each quarter in which the Company fails to redeem according to the Scheduled Redemption Amount, Woodward will have the right to convert up to 10% of the original balance of the Series B Preferred Stock at the lower of the $.75 conversion price, as adjusted, or a 15% discount to the lowest 3 closing bid prices in 10 trading days (not necessarily consecutive) prior to the conversion date (the "Optional Conversion Rights"). Any amount redeemed or converted in excess of the Scheduled Redemption Amount will be applied to reduce the Scheduled Redemption Amount of the Series B Preferred Stock in inverse order (applying first to the $300,000 stated value of the Series B Preferred Stock remaining from the December 31, 2005 scheduled redemption - the other $2,500,000 for the December 31, 2005 scheduled redemption is for the Series A Preferred Stock).

                       The Scheduled Redemption Amount
                       -------------------------------

                   March 31, 2003            -   $750,000
                   June 30, 2003             -   $750,000
                   September 30, 2003        -   $750,000
                   December 31, 2003         - $1,000,000
                   March 31, 2004            - $1,500,000
                   June 30, 2004             - $1,500,000
                   September 30, 2004        - $2,000,000
                   December 31, 2004         - $2,000,000
                   March 31, 2005            - $2,500,000
                   June 30, 2005             - $2,500,000
                   September 30, 2005        - $2,750,000
                   December 31, 2005         - $2,800,000

                   Total:                     $20,800,000

          The Restructuring Agreements will contain cap provisions whereby Woodward does not have the right to receive shares of our common stock if such issuance would result in Woodward owning in excess of 9.99% of the total outstanding shares of the Company at the time of such issuance. In addition, there will be a separate cap whereby Woodward does not have the right to receive shares of our common stock is such issuance would result in Woodward owning in excess of 19.9% of the common stock outstanding as of the date of the Restructuring

          Agreements, without shareholder approval if the principal market on which the Company's common stock is traded requires such shareholder approval. If the Company does not redeem the Series B Preferred Stock according to the Scheduled Redemption Amount and Woodward exercises Optional Conversion Rights, the Company may be required to issue in excess of the 19.9% cap that will be contained in the Restructuring Agreements. Therefore, the Company will seek approval to potentially issue in excess of the 19.9% cap at the upcoming special shareholders meeting.

          Because we have yet to generate any significant revenues from our operations to date, we are forced to rely on financings to fund our operations. Since Woodward has been our primary source of funding over the years and has made numerous efforts to renegotiate and modify existing agreements to help the Company implement our business plan, we want to make every effort to satisfy our obligations pursuant to the Restructuring Agreements, if finalized and closed. In order to fully comply with our obligations pursuant to the Restructuring Agreements, if finalized and closed, we will need the shareholder approval described above. We believe that the Restructuring Agreements will serve several valuable goals. It eliminates the uncertainty of our repricing obligations, which were based on target prices of our common stock. Since the trading price of our common stock fluctuates, we could not accurately estimate what our obligations pursuant to these repricing rights would be. Furthermore, the Restructuring Agreements would buy us some time to implement our business strategy without the overhang of significant immediate and continuing dilutive repricing events. In addition, if finalized and closed, the Restructuring Agreements would provide for a potential additional $1,300,000 "best efforts' financing where would have the option to purchase up to $1,300,000 stated value of Series B Preferred Stock. If our shareholders do not approve the proposals described above, it is unlikely that Woodward will agree to modify existing financing agreements in order to support our business strategy or will provide any additional funding in the future. Without the kind of support the Company has received in the past from Woodward in the future, we may soon be forced to go out of business and your investment in us could be lost.

          The Restructuring Agreements have not been finalized due primarily to the concerns of the Amex about some of the proposed terms of the Series B Preferred Stock. The proposed terms of the Series B Preferred Stock may be changed to alleviate the concerns of the Amex and other terms identified in the Term Sheet may change in the final definitive agreements represented by the Restructuring Agreements. In connection with the negotiation with Woodward to finalize the Restructuring Agreements, Woodward has agreed to suspend certain obligations of the Company including: the obligation of the Company pursuant to a Registration Rights Agreement dated February 1, 2002 to file and obtain effectiveness of a registration statement registering the common stock underlying the Series A Preferred Stock; and the issuance of repricing shares pursuant to the Repricing Rights Agreement, dated February 1, 2002, with respect to the three repricing periods commencing June 2002 relating to the March 2001 Securities Purchase Agreement until the earlier of the date on which the definitive Restructuring Agreements are executed or September 20, 2002.

          The perceived risk associated with the possible sale of a large number of our common stock at prices discounted as they are pursuant to the Private Equity Agreement and the above described financing agreements with Woodward, creates a market overhang which could cause some of our shareholders to sell their stock, thus causing the price of our common stock to decline. In addition, anticipated downward pressure on our stock price due to actual or anticipated sales of stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

     o As of June 30, 2002, we had outstanding warrants and options, held by directors, officers, consultants, and financing sources, to purchase an aggregate of 8,497,833 shares of our common stock at exercise prices ranging from $5.00 down to $.31 per share, of which warrants and options to purchase 6,315,833 shares of our common stock were exercisable as of June 30, 2002. If all of these warrants and options were exercised for cash instead of pursuant to cashless exercise provisions, we would realize proceeds of approximately $8,300,000. This amount would be reduced to approximately $6,387,083 if all the options and warrants without cashless exercise provisions were exercised and all the holders of options and warrants with cashless exercise provisions exercised such cashless exercise rights. It should be noted that none of the currently outstanding options and warrants have exercise prices in excess of our current market price; it is unlikely that any of our outstanding options and warrants will be exercised until our market price exceeds the exercise price of outstanding options and warrants.

POTENTIAL SHARE ISSUANCE UNDER REPRICING PROVISIONS

Holders of our common shares are subject to the risk of additional and substantial dilution due to the repricing provisions in our several agreements with Woodward if the Restructuring Agreements with Woodward are not finalized and closed. The agreements pursuant to which we raised, net proceeds of $6,000,000, $10,687,500 and $2,840,000 from Woodward in April 2000 and March
2001 were modified in February 2001, May 2001, September 2001, December 2001, February 2002, and April 2002. All three of these agreements, as modified by the modification agreements, contain repricing provisions that require us to issue additional shares in the proportion to which the outstanding shares of our common stock trade during specified time periods at prices below the $3.76 target price specified in the respective agreements as modified to date.

As of the date on which this report is filed, we have already issued to Woodward an aggregate of 23,638,620 additional shares based on the applicable repricing provisions. From the March 2001 Securities Purchase Agreement, there remains three monthly repricing period, which expires in 2002. Pending completion of the Restructuring Agreements by September 20, 2002, Woodward has suspended the Company's obligation to issue repricing shares. Because the repricing is based on the $3.76 target price for the March 2001 Securities Purchase Agreement and a $3.618 target price for the February 2002 Securities Purchase Agreement compared to actual market prices of shares, it is impossible to predict exactly how many more shares we will need to issue to Woodward. If the Restructuring Agreements are not completed by September 20, 2002, then the Company will be obligated to issue the June and July repricing shares shown in the table below and obligated to issue an as yet unknown number of repricing shares pursuant to the August repricing in connection with the March 2001 Securities Purchase Agreement and pursuant to the repricing in connection with the February 2002 Securities Purchase Agreement.

We have calculated some hypothetical examples of potential dilution, taking into account the impact of the repricing provisions for the March 2001 and February 2002 Securities Purchase Agreements. The following table summarizes the possible combined dilutive effect of the Woodward repricing provisions. The numbers in the table assume that the "Assumed Average Market Price During Repricing Period" shown in the table remains unchanged over a period of eight months. Actual repricings will be based on actual prices during the respective periods, which can be expected to fluctuate.

                                                                Total Number of Shares
                                            Assumed Average     Issuable on Account of     Percent of Total No. of
                               Number of      Market Price      Repricings Through End        Shares Outstanding
               Date             Shares      During Repricing   of Respective Repricing           (72,387,915)
                                                 Period                Period *
       ---------------------- ------------ ------------------- ------------------------- -----------------------------
       June 1, 2002             444,444      Actual Average
                                            Market Price of            7,877,539                   10.88%
                                              $.19 during
                                            Repricing Period
       ---------------------- ------------ ------------------- ------------------------- -----------------------------

       July 1, 2002             444,444      Actual Average
                                            Market Price of           10,222,955                   14.12%
                                              $.15 during
                                            Repricing Period
       ---------------------- ------------ ------------------- ------------------------- -----------------------------
       August 1, 2002           444,445           0.30                 4,652,602                    6.43%
       ---------------------- ------------ ------------------- ------------------------- -----------------------------
                                444,445           0.20                 7,437,791                   10.27%
       ---------------------- ------------ ------------------- ------------------------- -----------------------------
                                444,445           0.10                15,793,357                   21.82%
       ---------------------- ------------ ------------------- ------------------------- -----------------------------

* This includes a reduction of 473,330 shares--1,419,991 shares [(6,100,000 committed shares - 4,680,009) divided by three]--for each repricing period pursuant to the Restated Amendment to Repricing Rights Agreement and Security Purchase Agreement effective as of April 2002.

                                                                Total Number of Shares
                                            Assumed Average     Issuable on Account of     Percent of Total No. of
                               Number of      Market Price      Repricings Through End        Shares Outstanding
               Date              Shares     During Repricing   of Respective Repricing           (72,387,915)
                                                 Period                 Period
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
      October 1, 2002          515,000            0.30                        5,695,900             7.87%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.20                        8,801,350             12.16%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.10                       18,117,700             25.03%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
      November 1, 2002         515,000            0.30                        5,695,900             7.87%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.20                        8,801,350             12.16%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.10                       18,117,700             25.03%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
      December 1, 2002         515,000            0.30                        5,695,900             7.87%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.20                        8,801,350             12.16%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.10                       18,117,700             25.03%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
      January 1, 2003          515,000            0.30                        5,695,900             7.87%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.20                        8,801,350             12.16%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.10                       18,117,700             25.03%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
      February 1, 2003         515,000            0.30                        5,695,900             7.87%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.20                        8,801,350             12.16%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.10                       18,117,700             25.03%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
      March 1, 2003            515,000            0.30                        5,695,900             7.87%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.20                        8,801,350             12.16%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.10                       18,117,700             25.03%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
      April 1, 2003            515,000            0.30                        5,695,900             7.87%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.20                        8,801,350             12.16%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.10                       18,117,700             25.03%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
      May 1, 2003              515,000            0.30                        5,695,900             7.87%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.20                        8,801,350             12.16%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.10                       18,117,700             25.03%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
      June 1, 2003             515,000            0.30                        5,695,900             7.87%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.20                        8,801,350             12.16%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.10                       18,117,700             25.03%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
      July 1, 2003             515,000            0.30                        5,695,900             7.87%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.20                        8,801,350             12.16%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------
                               515,000            0.10                       18,117,700             25.03%
      ------------------------ ----------- ------------------- ------------------------- -----------------------------

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meets the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. These costs include lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) The Series A 3% Convertible Preferred Stock is discussed in this report in
Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations under the section titled "February 2002 Securities Purchase Agreement with Woodward." Additionally, the Articles of Amendment regarding Series A 3% Convertible Preferred Stock was previously filed on a Form 8-K dated February 1, 2002 and filed with the SEC on March 1, 2002, and is hereby incorporated herein by reference.

(c) During the second quarter 2002 we sold 5,000 shares of Series A 3% Convertible Preferred Stock to Woodward to support ongoing operations and corporate development. This transaction is discussed in detail in this report in
Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations under the section titled "February 2002 Securities Purchase Agreement with Woodward." Additionally, the Securities Purchase Agreement with Woodward was previously filed on a Form 8-K dated February 1, 2002 and filed with the SEC on March 1, 2002, and is hereby incorporated herein by reference. In addition, we issued 4,350,000 shares of common stock to Woodward in partial satisfaction of the sixth and final repricing period associated with a Repricing Rights Agreement and a Common Stock Purchase Agreement with Woodward dated April 24, 2000. In addition, on June 2, 2002 we issued 9,240 shares of common stock to various consultants for services rendered to the Company. In the case of Woodward, the shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the Securities Act) and Rule 506 promulgated under the Securities Act in a private transaction to a sophisticated and "accredited investor" as that term is defined in Rule 501 promulgated under the Securities Act and are restricted from transfer unless such transfer is registered under the Securities Act or made pursuant to an exemption therefrom. In the case of the issuances to consultants, the shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act in a private transaction to sophisticated investors and are restricted from transfer unless such transfer is registered under the Securities Act or made pursuant to an exemption therefrom.

(d) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The dividends accumulated on the Series A 3% Convertible Preferred Stock are equal to $20,000 for the period ending June 30, 2002 and have been listed in the financial as in arrears. These dividends accumulate and are not payable until declared by the Company's Board of Directors or, at the option of the holder, are payable in cash or shares of the Company's common stock upon conversion of the Series A 3% Convertible Preferred Stock. Since a dividend has not been declared by the Company's Board of Directors and no shares of Series A 3% Convertible Preferred Stock have been converted to date, the Company is not yet under any obligation to pay the $20,000 of accumulated dividends.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Late in the day on Friday, August 16, 2002, Todd J. Broms, a director and the President and Chief Executive Officer of the Company, notified the Company of his intention to resign as President and Chief Executive Officer and as a director of the Company. The Company is in discussions with Mr. Broms regarding the timing and terms of his departure.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Exhibits listed in the attached Exhibit Index are filed herewith or incorporated herein by reference, as indicated in therein.

(b) We filed two Current Reports on Form 8-K during the second Quarter 2002 dated as follows: June 13, 2002 (filed with the SEC on June 17, 2002) and May 17, 2002 (filed with the SEC on the same date). All of these reports were reported events under Item 5 on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROTECH, LTD.

Aug 19, 2002                /s/  TODD J. BROMS
                            ----------------------------------------------------
                            Todd J. Broms, President and Chief Executive Officer

Aug 19, 2002                /s/  DR. RANDOLPH A. GRAVES, JR.
                            ----------------------------------------------------
                            Dr. Randolph A. Graves, Jr., Vice President,
                            Chief Financial Officer, and Secretary

                                 EUROTECH, LTD.
                                  EXHIBIT INDEX

                                                                       Location
Exhibit No.                        Description                         Reference
-----------                        -----------                         ---------

2.1      Technology Transfer Agreement dated July 13, 2001, between
         Eurotech, Ltd., and Trylon Metrics, Inc.,                         15

2.1.1    Amendment, dated October 3, 2001, to Technology Transfer
         Agreement dated July 13, 2001, between Eurotech, Ltd., and
         Trylon Metrics, Inc.,                                             23

3.1.1    Articles of Incorporation of Eurotech, Ltd. and amendment
         thereto                                                            1

3.1.2    Articles of Amendment adopted June 20, 2000 and corresponding
         Certificate of Amendment dated June 21, 2000                      10

3.1.3    Articles of Amendment to the Articles of Incorporation to
         state the terms of the Series A 3% Convertible Preferred Stock
         dated February 1, 2002                                            20

3.2.1    Bylaws of Eurotech Ltd.                                            1

3.2.2    Amendment to Bylaws adopted February 23, 2000 to fix the
         number of directors at 5.                                          9

3.2.3    Amendment to Bylaws adopted on August 27, 2001 to fix the
         number of directors at 7.                                         23

4.1      Form of Common Stock certificate                                   1

10.1.1   License Agreement dated September 6, 1996 between Euro-Asian
         Physical Society and ERBC Holding, Ltd.                            1

10.1.2   Sub-License Agreement dated September 16, 1996 between
         ERBC Holding, Ltd. and Eurotech, Ltd.                              1

10.1.2.1 EKOR Agreement dated as of May 15, 2000 between Euro-Asian
         Physical Society and Eurotech, Ltd. Modifying the EKOR license    12

10.1.3   Agreement dated January 28, 1997 between Eurotech, Ltd. and
         Kurchatov Research Holdings, Ltd.                                  1

10.1.4   Memorandum of Intent among Chernobyl Nuclear Power Plant, I.V.
         Kurchatov Institute, Ukrstroj and Eurotech, Ltd.                   1

10.1.5   Agreement dated December 10, 1996 between Ukrstroj and
         Chernobyl Nuclear 10.20.4 Power Plant (in past filings, this agreement was identified as dated December 6, 1996 when in
         fact the agreement is dated December 10, 1996)                     1

10.1.6   Agreement dated December 11, 1996 among Ukrstroj, Eurotech,
         Ltd. and Euro-Asian Physical Society                               1

10.2.1   Technology Purchase Agreement between Eurotech, Ltd. and
         Oleg L. Figovsky                                                   2

10.2.2   Technology Purchase Agreement between Eurotech, Ltd. and
         Oleg L. Figovsky                                                   2

10.2.3   Technology Purchase Agreement between the Company and
         Oleg L. Figovsky                                                   2

10.2.4   Agreement dated February 27, 2000 between Eurotech, Ltd.
         and Oleg L. Figovsky (acquisition of the rights to 49% of
         net profits)                                                       8

10.3     Preliminary EKOR (Component A)/Block Copolymer manufacturing
         licensing agreement between Eurotech, Ltd. and NuSil Technology    9

10.4.1   Agency Contract dated May 19, 2000 between Eurotech, Ltd.
         and McPhee Environmental Supply                                   10

10.4.2   McPhee Environmental Supply Cancellation dated March 14, 2001     12

10.5.1   Share Purchase Agreement dated June 29, 2000 between Zohar
         Gendler and Eurotech, Ltd. (Rademate Ltd.)                        10

10.5.2 Share Purchase Agreement dated June 29, 2000 between Technion Entrepreneurial Incubator Co., Ltd. and Eurotech, Ltd.
         (Rademate Ltd.)                                                   10

10.5.3   Investment Agreement date July 23, 2000 between Sorbtech Ltd.
         and Eurotech, Ltd. (in past filings, this agreement was
         identified as "share purchase agreement" when in fact it is
         titled "Investment Agreement")                                    10

10.5.4   Investment Agreement entered into in May, 2000 between
         Amsil, Ltd. and Eurotech, Ltd.                                    10

10.6.1   Form of Agreement among Eurotech, Ltd., V. Rosenband and
         C. Sokolinsky, and Ofek Le-Oleh Foundation                         2

10.6.2   Equity Sharing Agreement between the Company, V. Rosenband
         and C. Sokolinsky                                                  2

10.6.3   Voting Agreement among Eurotech, Ltd., V. Rosenband and
         C. Sokolinsky                                                      2

10.7.1   Investment Agreement between Eurotech, Ltd. and Chemonol, Ltd.     2

10.7.2   Equity Sharing Agreement between the Company and Leonid
         Shapovalov                                                         2

10.7.3   Voting Agreement between Eurotech, Ltd. and Leonid Shapovalov      2

10.8.1   Agreement between Eurotech, Ltd. and Separator, Ltd.               2

10.8.2   Equity Sharing Agreement between Eurotech, Ltd. and Efim Broide    2

10.8.3   Voting Agreement between Eurotech, Ltd. and Efim Broide            2

10.9.1   Form of Agreement among Eurotech, Ltd., Ofek Le-Oleh
         Foundation and Y. Kopit                                            2

10.9.2   Equity Sharing Agreement among Eurotech, Ltd., Y. Kopit
         and V. Rosenband                                                   2

10.9.3   Voting Agreement among Eurotech, Ltd., Y. Kopit and V.
         Rosenband                                                          2

10.10    Form of License Agreement between the Company and ERBC
         Holdings, Ltd.                                                     2

10.11.1  Cooperation Agreement between Eurotech, Ltd. and
         Forschungszentrum Julich GmbH                                      2

10.11.2  Agreement among Eurotech, Ltd., Forschungszentrum Julich
         and two other entities for the testing of EKOR in Germany          7

10.11.3  Letters of cancellation of German EKOR testing agreement          12

10.12.1  Convertible Debenture Purchase Agreement among Eurotech,
         Ltd., JNC Opportunity Fund, Ltd. and Diversified Strategies
         Fund, L.P.                                                         2

10.12.2  Escrow Agreement among Eurotech, Ltd., JNC Opportunity Fund,
         Ltd. and Diversified Strategies Fund, L.P. and Robinson,
         Silverman, Pearce, Aronsohn & Berman, LLP                          2

10.2.3   Registration rights Agreement among Eurotech, Ltd., JNC
         Opportunity Fund, Ltd. and Diversified Strategies Fund, L.P.       2

10.12.4  Form of 8% Convertible Debenture Due November 27, 2000 issued
         by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                    2

10.12.5  Form of 8% Convertible Debenture Due November 27, 2000 issued
         by Eurotech, Ltd. to Diversified Strategies Fund, L.P.             2

10.12.6  Warrant No. 1 issued by Eurotech, Ltd. to JNC Opportunity
         Fund, Ltd.                                                         2

10.12.7  Warrant No. 2 issued by Eurotech, Ltd. to Diversified
         Strategies Fund, L.P.                                              2

10.12.8  Warrant No. 3 issued by Eurotech, Ltd. to Diversified
         Strategies Fund, L.P.                                              2

10.13.1  Convertible Debenture Purchase Agreement between Eurotech,
         Ltd. and JNC Opportunity Fund, Ltd.                                2

10.13.2  Escrow Agreement among Eurotech, Ltd., JNC Opportunity Fund,
         Ltd. and Robinson, Silverman, Pearce, Aronsohn and Berman, LLP     2

10.13.3  Registration Rights Agreement between Eurotech, Ltd. and JNC
         Opportunity Fund Ltd.                                              2

10.13.4  Form of 8% Convertible Debenture Due February 23, 2001 issued
         by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                    2

10.13.5  Warrant No. 3 issued by Eurotech, Ltd. to JNC Opportunity Fund
         Ltd.                                                               2

10.14.1  Debenture Purchase Agreement between Eurotech, Ltd and JNC
         Strategic Fund Ltd.                                                2

10.14.2  Form of 8% Convertible Debenture No.1 Due July 20, 2001 issued
         by Eurotech, Ltd. to JNC Strategic Fund Ltd.                       3

10.14.3  Form of 8% Convertible Debenture No.2 Due February 23, 2001
         issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.             3

10.14.4  Warrant No. 4 issued by Eurotech, Ltd. to JNC Strategic Fund
         Ltd.                                                               3

10.14.5  Registration Rights Agreement issued by Eurotech, Ltd. to
         JNC Strategic Fund Ltd.                                            3

10.14.6  Amended and Revised 8% Convertible Debenture No. 1 Due
         February 23, 2001 issued by Eurotech, Ltd. to JNC
         Opportunity Fund, Ltd.                                             3

10.14.7  Amended and Revised 8% Convertible Debenture No. 2 Due July
         20, 2001 issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.       3

10.14.8  Amended and Revised 8% Convertible Debenture No. 13 Due
         November 27, 2000 issued by Eurotech, Ltd. to JNC Opportunity
         Fund, Ltd.                                                         3

10.14.9  Amended and Revised 8% Convertible Debenture No.14 due
         November 27, 2000 issued by Eurotech, Ltd. to Diversified
         Strategies Fund, L.P.                                              3

10.14.10 Agreement dated February 25, 2000 regarding conversion price       8

10.14.11 Agreement dated February 21, 2001 regarding extension of
         maturity                                                          12

10.15.1  Agreement between Eurotech, Ltd. and David Wilkes                  3

10.15.2  Secured Promissory Note issued by Eurotech, Ltd. to JNC
         Strategic Fund Ltd.                                                3

10.15.3  Secured Promissory Note issued by Eurotech, Ltd. to David
         Wilkes                                                             3

10.15.4  Secured Promissory Note issued by Eurotech, Ltd. to David
         Wilkes                                                             3

10.15.5  Escrow Agreement among the Company, JNC Strategic Fund Ltd.
         and Encore Capital Management, L.L.C.                              3

10.15.6  Security Agreement by Eurotech, Ltd. in favor of JNC Strategic
         Fund Ltd. and David Wilkes                                         3

10.15.7  Warrant issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.        3

10.15.8  Warrant issued by the Company to David Wilkes                      4

10.15.9  Form of 8% Convertible Debenture Due Three Years from Original
         Issue Date issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.     4

10.15.10 Employment Agreement between Eurotech, Ltd. and Frank Fawcett      4

10.15.10 Disengagement Agreement between Eurotech, Ltd. and Frank Fawcett   7

10.16.1  Employment Agreement between Eurotech, Ltd. and Don V. Hahnfeldt   4

10.16.2  Revised employment agreement between Eurotech, Ltd. and Don V.
         Hahnfeldt                                                          7

10.17    Agreement dated September 9, 1999 between Eurotech, Ltd. and
         Peter Gulko (acquisition of KRHL shares)                           5

10.18.1  Agreement dated as of November 30, 1999 between Eurotech, Ltd.
         and Kurchatov Research Holdings, Ltd.                              7

10.18.2  Agreement dated June 20, 2000 between Eurotech, Ltd. and
         Advanced Technology Industries, Inc. (formerly Kurchatov
         Research Holdings, Ltd.)                                          10

10.19    Agreement dated as of December 15, 1999 between Eurotech, Ltd.
         and Spinneret Financial Systems, Inc.                              7

10.20.1  Common Stock Purchase Agreement dated December 31, 1999 between
         Eurotech, Ltd. and Woodward LLC                                    7

10.20.2  Warrant issued by Eurotech, Ltd. to Woodward LLC on December 31,
         1999                                                               7

10.20.3  Registration Rights Agreement dated December 31, 1999 between
         Eurotech, Ltd. and Woodward LLC                                    7

10.20.1  Commitment Agreement ($22,000,000) between Eurotech, Ltd. and
         Woodward LLC                                                       7

10.20.5  Escrow Agreement dated December 31, 1999 among Eurotech, Ltd.,
         Woodward LLC and Krieger & Prager                                  7

10.20.6  Common Stock Purchase Agreement dated as of March 1, 2000
         between Eurotech, Ltd. and Woodward LLC                            9

10.20.7  Common Stock Purchase Agreement dated as of April 24, 2000
         between Eurotech, Ltd. and Woodward LLC                           10

10.20.8  Registration Rights Agreement dated as of April 17, 2000
         between Eurotech, Ltd. and Woodward LLC                           10

10.20.9  Warrant issued by Eurotech, Ltd. to Woodward LLC on June 22,
         2000                                                              10

10.20.10 Amendment Agreement dated June 29, 2000 between Eurotech, Ltd.
         and Woodward LLC, amending April 24, 2000 Common Stock Purchase Agreement and Registration Rights Agreement and December 31,
         2000 Commitment Agreement                                         10

10.20.11 Amendment Agreement dated September 28, 2000 between Eurotech,
         Ltd. and Woodward LLC, amending March 1, 2000 Common Stock
         Purchase Agreement                                                11

10.20.12 Modification Agreement dated as of February 28, 2001, amending
         March 1 and April 24, 2000 Common Stock Purchase Agreements       12

10.20.13 Common Stock Purchase Agreement as of March 30, 2001 between
         Eurotech, Ltd. and Woodward LLC                                   13

10.20.14 Registration Rights Agreement dated as of March 30, 2001
         between Eurotech, Ltd. and Woodward LLC                           13

10.20.15 Modification Agreement dated as of May 18, 2001, amending
         March 1, 2000, April 24, 2000, and March 30, 2001 Common Stock
         Purchase Agreements                                               14

10.20.16 Securities Purchase Agreement as of February 1, 2002 between
         Eurotech, Ltd. and Woodward LLC                                   20

10.20.17 Repricing Rights Agreement dated as of February 1, 2002 between
         Eurotech, Ltd. and Woodward LLC                                   20

10.20.18 Registration Rights Agreement dated as of February 1, 2002
         between Eurotech, Ltd. and Woodward LLC                           20

10.20.19 Letter Agreement dated December 28, 2001 between Eurotech,
         Ltd. and Woodward LLC                                             20

10.20.21 Private Equity Agreement dated February 22, 2002, between
         Eurotech, Ltd. and Jenks & Kirkland, Ltd                          21

10.20.22 Registration Rights Agreement dated as of February 22, 2002
         between Eurotech, Ltd. and Jenks & Kirkland, Ltd.                 21

10.20.23 Restated Amendment To Repricing Rights Agreement And Securities Purchase Agreement dated as of May 7, 2002 between Eurotech,
         Ltd. and Woodward LLC                                             24

10.21    Technology Acquisition and Development Agreement related to
         Cypto.Com, Inc.                                                    9

10.22.1 Investment Banking Consulting Agreement dated January 15, 2001 between Eurotech, Ltd. and Adolph Komorsky Investments, together
         with addendum thereto                                             12

10.22.2  Cancellation of Investment Banking Consulting Agreement dated
         March 30, 2001 between Eurotech, Ltd. and Adolph Komorsky
         Investments                                                       13

10.23.1  Consulting Agreement as of January 18, 2001 between Eurotech,
         Ltd. and Davis Manafort, Inc.                                     13

10.23.2  Second Consulting Agreement dated April 25, 2001 between
         Eurotech, Ltd. and Davis Manafort, Inc.                           13

10.24    Consulting Agreement dated April 25, 2001 between Eurotech,
         Ltd. and Harborstone Financial Group, Inc.                        13

10.25    Consulting Agreement dated March 23, 2001 between Eurotech,
         Ltd. and Robert Tarini/ip Partners                                13

10.26    Consulting Agreement dated October 22, 2001 between Eurotech,
         Ltd. and Race Rock Design Partners                                18

10.27    Employment Agreement between Eurotech, Ltd. and Todd J. Broms
         dated February 28, 2002                                           23

10.27.1  Stock Option Grant for Broms Holding LCC dated February 28,
         2002                                                              23

10.27.2  Employment Agreement between Eurotech, Ltd. and Don V.
         Hahnfeldt dated February 28, 2002                                 23

10.27.3  Stock Option Grant for Don V. Hahnfeldt dated February 28, 2002   23

10.27.4  Consultant Agreement between Eurotech, Ltd. and Verdi
         Consultants, Inc. dated February 28, 2002                         23

10.27.5  Stock Option Grant for Verdi Consultants, Inc. dated
         February 28, 2002                                                 23

10.27.6  Lease Agreement between SMII FAIRFAX, LLC and Eurotech, Ltd
         dated August 30, 2000                                             23

10.27.7  Consultant Agreement between Eurotech, Ltd. and EB Associates,
         LLC dated April 29, 2002                                          24

10.27.8  Stock Option Grant for EB Associates, LLC dated April 29, 2002    24

10.27.9  Technology Development Agreement between Eurotech, Ltd. and
         ipPartners, Inc. dated as of July 24, 2002                        27

10.27.10 Acknowledgment and Release Agreement by and between Eurotech,
         Ltd, Trylon Metrics, Inc., and ipPartners, Inc. dated as of
         July 24, 2002                                                     27

10.27.11 Letter Agreement between Eurotech, Ltd. and Trylon Metrics,
         Inc. dated as of July 24, 2002                                    27

10.27.12 Letter Agreement by and between Eurotech, Ltd., ipPartners,
         Inc. and Robert Tarini, individually dated as of July 24, 2002    27

10.27.13 Joint Escrow Instructions Agreement dated July 30, 2002           27

10.27.14 Letter Agreement between Eurotech, Ltd. and Woodward LLC
         Suspending Certain Obligations of the Company Pending
         Negotiations of Definitive Restructuring Agreement                 *

10.27.15 Letter Agreement between Eurotech, Ltd. and Spinneret
         Financial Services Terminating Spinneret's Fees                    *

99.1     News Release - EUROTECH, Ltd. Acquires Sub-Surface Remote
         Sensing Technology Trylon Metrics 3D Electromagnetic
         Radiography(TM) and Acoustic Core(TM) Technologies Complement
         Eurotech's EKOR Nuclear Remediation Product                       15

99.2     Investment Agreement dated October 2, 2001 between Eurotech,
         Ltd. and Jenks & Kirkland, Ltd                                    16

99.3     Letter to Shareholders from Chairman and President/CEO dated
         November 9, 2001                                                  17

99.4     Press Release, dated November 12, 2001                            17

99.5     Update Letter to Shareholders from Chairman, dated November
         12, 2001                                                          17

99.6     Agreement between Etelix, U.S. ("Etelix") and Crypto.Com
         ("Crypto") made this 30th day of December, 2001                   19

99.7     Modification and Conversion of $3,000,000 Principal Amount
         8% Convertible Debentures of Eurotech, Ltd., due February 23,
         2002 dated January 9, 2002                                        19

99.8 Eurotech, Ltd. Press Release dated March 1, 2002 announcing appointment of Todd J. Broms as President and Chief Executive
         Officer                                                           21

99.9     Eurotech, Ltd. Press Release dated March 5, 2002 announcing
         financing commitment from Jenks & Kirkland, Ltd.                  21

99.10    Transcript of Prepared Speech to be presented at the Annual
         Meeting of the Company's Shareholders on March 29, 2002           22

99.11 News Release - Eurotech's CEO, Todd J. Broms, Announces The Engagement of EB Associates, LLC as Senior Financial Advisor,
         Office of the President                                           24

99.12 News Release - Todd J. Broms, Eurotech's CEO, Issues Shareholder Update; Company Initiates On-Going Strategic Review of Its
         Portfolio of Technology Assets                                    25

99.13 News Release - Todd J. Broms, Eurotech's CEO, Issues Shareholder Update; Eurotech Continues Corporate and Financial Restructuring
         Initiatives                                                       26

99.14 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 - Mr.
         Todd J. Broms, President and Chief Executive Officer               *

99.15 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 -
         Dr. Randolph A. Graves, Chief Financial Officer and Vice
         President                                                          *


(for Legend, see next page)

Legend:
-------

*        Filed as an Exhibit to the current filing

1 Incorporated by reference to such Exhibit filed with our registration statement on Form 10 on file with the SEC, file number 000-22129

2 Incorporated by reference to such Exhibit filed with Pre-Effective Amendment No. 2 to our registration statement on Form S-1, File No. 333-26673, on file with the SEC

3 Incorporated by reference to such Exhibit filed with our current report on Form 8-K dated August 3, 1998, on file with the SEC as of August 25, 1998

4 Incorporated by reference to such Exhibit filed with Post-Effective Amendment No. 1 to our registration statement on Form S-1, File No. 333-26673, on file with the SEC

5 Incorporated by reference to such Exhibit filed by Peter Gulko with his Statement on Schedule 13D

6 Incorporated by reference to such Exhibit filed with our current report on Form 8-K as of November 30, 1999, on file with the SEC

7 Incorporated by reference to such Exhibit filed with Post-Effective Amendment No. 2 to our registration statement on Form S-1, File No. 333-26673, on file with the SEC

8 Incorporated by reference to such Exhibit filed with our annual report on Form 10-K for the year ended December 31, 1999, on file with the SEC

9 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended March 31, 2000, on file with the SEC

10 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended June 30, 2000, on file with the SEC

11 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended September 30, 2000, on file with the SEC

12 Incorporated by reference to such Exhibit filed with our annual report on Form 10-K for the year ended December 31, 2000, on file with the SEC

13 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended March 31, 2001, on file with the SEC

14 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended June 30, 2001, on file with the SEC

15 Incorporated by reference to such Exhibit filed on Form 8-K as of October 5, 2001, on file with the SEC

16 Incorporated by reference to such Exhibit filed on Form 8-K as of October 11, 2001, on file with the SEC

17 Incorporated by reference to such Exhibit filed on Form 8-K as of November 13, 2001, on file with the SEC

18 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended September 30, 2001, on file with the SEC

19 Incorporated by reference to such Exhibit filed on Form 8-K as of December 30, 2001 (filed with the SEC on January 25, 2002)

20 Incorporated by reference to such Exhibit filed on Form 8-K as of February 1, 2002 (filed with the SEC on March 1, 2002)

21 Incorporated by reference to such Exhibit filed on Form 8-K as of February 22, 2002 (as filed with the SEC on March 5, 2002)

22 Incorporated by reference to such Exhibit filed on Form 8-K as of March 29, 2002 (filed with the SEC on the same date)

23 Incorporated by reference to such Exhibit filed with our annual report on Form 10-K for the year ended December 31, 2001, on file with the SEC

24 Incorporated by reference to such Exhibit filed with our annual report on Form 10-Q for the year ended March 31, 2002, on file with the SEC

25 Incorporated by reference to such Exhibit filed on Form 8-K as of May 17, 2002 (filed with the SEC on the same date)

26 Incorporated by reference to such Exhibit filed on Form 8-K as of June 13, 2002 (filed with the SEC on June 17, 2002)

27 Incorporated by reference to such Exhibit filed on Form 8-K as of 24 July, 2002 (filed with the SEC on August 6, 2002)