Form 10-Q
period 2002-09-30
EUROTECH LTD
filed 2002-11-19
CIK 1033030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from.........to.........

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 18, 2002, 72,441,915 shares of common stock, $0.00025 par value, were outstanding.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                                INDEX TO FORM 10-Q

                                SEPTEMBER 30, 2002



                                                                       Page Nos.
                                                                       --------
PART I - FINANCIAL INFORMATION:

   ITEM 1 - FINANCIAL STATEMENTS

   CONDENSED CONSOLIDATED BALANCE SHEETS                                1 - 2
     At September 30, 2002 (Unaudited) and December 31, 2001

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)            3
     For the Nine Months Ended September 30, 2002 and 2001
     For the Period from Inception (May 26, 1995) to
       September 30, 2002

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)            4
     For the Three Months Ended September 30, 2002 and 2001

   CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     (UNAUDITED)                                                        5 -  7
       For the Nine Months Ended September 30, 2002

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)          8 -  9
     For the Nine Months Ended September 30, 2002 and 2001
     For the Period from Inception (May 26, 1995) to
       September 30, 2002

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED)                                                       10 - 28

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                      29 - 41

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK                                                41

   ITEM 4 - CONTROLS AND PROCEDURES                                      41

PART II - OTHER INFORMATION                                            41 - 42


                              EUROTECH, LTD. AND SUBSIDIARIES
                               (A Development Stage Company)
                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                          ASSETS
                                          ------

                                                                  At September 30, At December 31,
                                                                        2002            2001
                                                                    ------------    ------------
                                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                         $   146,528     $   465,346
  Prepaid expenses and other current assets                             191,103         253,840
                                                                    ------------    ------------
      TOTAL CURRENT ASSETS                                              337,631         719,186

MACHINERY AND EQUIPMENT - net of accumulated depreciation
  of $134,709 and $92,918 at September 30, 2002 and
  December 31, 2001, respectively                                       152,811         193,661

OTHER ASSETS:
  Convertible notes receivable                                          500,000          -
  Technology rights (EKOR) - net of accumulated
    amortization of $4,560,356 and $3,353,203 at September
    30, 2002 and December 31, 2001, respectively                      3,487,332       4,694,484
  Technology rights (Acoustic Core) - net of accumulated
    amortization of $607,527 and $232,527 at September
    30, 2002 and December 31, 2001, respectively                      1,892,473       2,267,473
  Patent costs - net of accumulated amortization of $10,049
    and $8,734 at September 30, 2002 and December 31, 2001,
    respectively                                                         19,752          21,067
  Other assets                                                          169,056         224,039
                                                                    ------------    ------------
      TOTAL ASSETS                                                  $ 6,559,055     $ 8,119,910
                                                                    ============    ============

               See accompanying notes to condensed consolidated financial statements.


                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)
                                CONDENSED CONSOLIDATED BALANCE SHEETS


                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

                                                               At September 30,   At December 31,
                                                                     2002              2001
                                                                 ------------      ------------
                                                                  (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                       $ 1,289,604       $   885,207
  Current portion of convertible debentures                           -              3,000,000
  Current portion of notes payable - related parties                 202,091             -
  Advances on sale of common and preferred stock                     925,000             -
                                                                 ------------      ------------
      TOTAL CURRENT LIABILITIES                                    2,416,695         3,885,207

NOTES PAYABLE - RELATED PARTIES                                       -                202,091
                                                                 ------------      ------------
      TOTAL LIABILITIES                                            2,416,695         4,087,298
                                                                 ------------      ------------
COMMITMENTS, CONTINGENCIES AND OTHER MATTERS
  (Notes 4, 5, 6, and 7)

STOCKHOLDERS' EQUITY:
  Series A non-voting 3% convertible preferred stock -
    $.01 par value; 25,000 and -0- shares authorized at
    September 30, 2002 and December 31, 2001, respectively;
    25,000 and -0- shares issued and outstanding at
    September 30, 2002 and December 31, 2001, respectively               250           -
  Series B non-voting 5% convertible preferred stock -
    $.01 par value; -0- and -0- shares authorized at
    September 30, 2002 and December 31, 2001, respectively;
    -0- and -0- shares issued and outstanding at September
    30, 2002 and December 31, 2001, respectively                      -                -
  Preferred stock - $0.01 par value; 4,950,000 and 5,000,000 shares authorized at September 30, 2002 and December 31,
    2001, respectively; -0- shares issued and outstanding             -                 -
  Common stock - $0.00025 par value; 100,000,000 shares
    authorized; 75,973,891 shares issued and 72,441,915
    shares outstanding at September 30, 2002; 59,673,377
    shares issued and 56,141,401 outstanding at December 31,
    2001                                                              18,995            14,919
  Additional paid-in capital                                      71,651,867        61,998,255
  Unearned compensation                                             (147,583)         (131,911)
  Deficit accumulated during the development stage               (58,903,448)      (49,370,930)
  Treasury stock, at cost; 3,531,976 - shares at September
    30, 2002 and December 31, 2001                                (8,477,721)       (8,477,721)
                                                                 ------------      ------------
      TOTAL STOCKHOLDERS' EQUITY                                   4,142,360         4,032,612
                                                                 ------------      ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 6,559,055       $ 8,119,910
                                                                 ============      ============

               See accompanying notes to condensed consolidated financial statements.


                                            EUROTECH, LTD. AND SUBSIDIARIES
                                             (A Development Stage Company)

                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)


                                                      For the Nine Months Ended        For the Period
                                                            September 30,              from Inception
                                                  --------------------------------    (May 26, 1995) to
                                                       2002               2001        September 30, 2002
                                                  -------------      -------------      -------------
REVENUES                                          $     78,821       $     10,215       $    597,694
                                                  -------------      -------------      -------------
COSTS AND EXPENSES:
  Cost of goods sold                                     5,807              7,280             13,967
  Research and development                             492,683            554,253          8,988,694
  Consulting fees                                      955,260          1,820,104          6,126,202
  Compensatory element of stock issuances
    pursuant to consulting and other
    agreements                                         977,087            375,667          6,221,741
  Debt conversion expense                              390,000                 --            390,000
  Other general and administrative expenses          2,787,167          2,711,227         14,800,590
  Depreciation and amortization                      1,624,317          1,357,162          5,313,256
                                                  -------------      -------------      -------------
    TOTAL COSTS AND EXPENSES                         7,232,321          6,825,693         41,854,450
                                                  -------------      -------------      -------------
OPERATING LOSS                                      (7,153,500)        (6,815,478)       (41,256,756)
                                                  -------------      -------------      -------------
OTHER EXPENSES/(INCOME):
  Interest expense                                      33,397            216,470          2,198,549
  Interest income                                       (4,759)           (85,441)          (410,106)
  Amortization of deferred and unearned
    financing costs                                         --                 --         13,276,591
  Litigation settlement in shares of stock                  --                 --            456,278
  Other income                                              --                 --           (225,000)
                                                  -------------      -------------      -------------
    TOTAL OTHER EXPENSES                                28,638            131,029         15,296,312
                                                  -------------      -------------      -------------
NET LOSS                                            (7,182,138)        (6,946,507)       (56,553,068)

PREFERRED STOCK DIVIDEND - NONCASH                   2,350,380                 --          2,350,380
                                                  -------------      -------------      -------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS      $ (9,532,518)      $ (6,946,507)      $(58,903,448)
                                                  =============      =============      =============
BASIC AND DILUTED LOSS PER COMMON SHARE           $       (.10)      $       (.15)
                                                  =============      =============
WEIGHTED AVERAGE COMMON SHARES USED IN BASIC
  AND DILUTED LOSS PER COMMON SHARE                 69,358,996         46,924,748
                                                  =============      =============

               See accompanying notes to condensed consolidated financial statements.


                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                              For the Three Months Ended
                                                                    September 30,
                                                           --------------------------------
                                                               2002               2001
                                                           -------------      -------------
REVENUES                                                   $         --       $     10,215
                                                           -------------      -------------
COSTS AND EXPENSES:
  Cost of goods sold                                                 --              7,280
  Research and development                                      122,119            123,555
  Consulting fees                                               273,252            636,822
  Compensatory element of stock issuances pursuant to
    consulting and other agreements                             393,026             82,867
  Other general and administrative expenses                     782,179          1,042,182
  Depreciation and amortization                                 540,803            525,560
                                                           -------------      -------------
    TOTAL COSTS AND EXPENSES                                  2,111,379          2,418,266
                                                           -------------      -------------
OPERATING LOSS                                               (2,111,379)        (2,408,051)
                                                           -------------      -------------
OTHER EXPENSES/(INCOME):
  Interest expense                                                3,471             74,832
  Interest income                                                  (412)           (20,082)
                                                           -------------      -------------
    TOTAL OTHER EXPENSES/(INCOME)                                 3,059             54,750
                                                           -------------      -------------
NET LOSS                                                     (2,114,438)        (2,462,801)

PREFERRED STOCK DIVIDEND - NONCASH                            2,350,380                 --
                                                           -------------      -------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS               $ (4,464,818)      $ (2,462,801)
                                                           =============      =============
BASIC AND DILUTED LOSS PER COMMON SHARE                    $       (.03)      $       (.05)
                                                           =============      =============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN BASIC AND
  DILUTED LOSS PER COMMON SHARE                              72,276,915         51,633,624
                                                           =============      =============

          See accompanying notes to condensed consolidated financial statements.


                                            EUROTECH, LTD. AND SUBSIDIARIES
                                             (A Development Stage Company)

                               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (UNAUDITED)

                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                    Series A Non-Voting
                                                      3% Convertible
                                                      Preferred Stock                    Common Stock
                                               -----------------------------     ------------------------------
                                                  Shares           Amount           Shares            Amount
                                               ------------     ------------     ------------      ------------
For the Nine Months Ended September 30,
  2002:
--------------------------------------

Balance - December 31, 2001                             --      $        --       59,673,377       $    14,919
Issuance of stock on conversion of
  convertible debentures including
  interest ($.60 per share)                             --               --        6,000,369             1,500
Value assigned to warrants issued on
  conversion of convertible debentures                  --               --               --                --
Issuance of preferred stock
  ($100 per share)                                  10,000              100               --                --
Issuance of stock for price reset                       --               --        6,000,000             1,500
Value assigned to options issued to
  consultants                                           --               --               --                --
Modification of warrants issued                         --               --               --                --
Issuance of stock for consulting services
  ($.55 per share)                                      --               --            3,000                 1
Issuance of stock for consulting services
  ($.64 per share)                                      --               --            3,905                 1
Issuance of preferred stock
  ($100 per share)                                   5,000               50               --                --
Value assigned to options issued for
  legal services                                        --               --               --                --
Offering cost - preferred stock                         --               --               --                --
Issuance of preferred stock
  ($100 per share)                                   5,000               50               --                --
Issuance of stock for price reset                       --               --        4,350,000             1,088
Issuance of stock for consulting services
  ($.21 per share)                                      --               --            3,000                 1
Issuance of stock for consulting services
  ($.25 per share)                                      --               --            6,240                 2
Value assigned to options issued for
  consulting services                                   --               --               --                --
Cancellation of warrants issued                         --               --               --                --
Cancellation of shares accrued but not
  issued ($.001 per share)                              --               --         (120,000)              (30)
Amortization of unearned compensation                   --               --               --                --
Issuance of stock for consulting services               --               --           54,000                13
Issuance of preferred stock
  ($100 per share)                                   5,000               50               --                --
Net loss                                                --               --               --                --
Preferred stock dividend                                --               --               --                --
                                               ------------     ------------     ------------      ------------
Balance - September 30, 2002                        25,000      $       250       75,973,891       $    18,995
                                               ============     ============     ============      ============


                    See accompanying notes to condensed consolidated financial statements.


                                        EUROTECH, LTD. AND SUBSIDIARIES
                                         (A Development Stage Company)

                           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (UNAUDITED)

                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                            Treasury Stock               Additional
                                                  --------------------------------         Paid-in           Unearned
                                                     Shares             Amount             Capital         Compensation
                                                  -------------      -------------      -------------      -------------
For the Nine Months Ended September 30,
  2002:
---------------------------------------

Balance - December 31, 2001                         (3,531,976)      $ (8,477,721)      $ 61,998,255       $   (131,911)
Issuance of stock on conversion of
  convertible debentures including interest
  ($.60 per share)                                          --                 --          3,572,919                 --
Value assigned to warrants issued on
  conversion of convertible debentures                      --                 --            390,000                 --
Issuance of preferred stock ($100 per share)                --                 --            999,900                 --
Issuance of stock for price reset                           --                 --             (1,500)                --
Value assigned to options issued to
  consultants                                               --                 --            490,000           (490,000)
Modification of warrants issued                             --                 --             77,000                 --
Issuance of stock for consulting services
  ($.55 per share)                                          --                 --              1,649                 --
Issuance of stock for consulting services
  ($.64 per share)                                          --                 --              2,499                 --
Issuance of preferred stock ($100 per share)                --                 --            499,950                 --
Value assigned to options issued for
  legal services                                            --                 --             47,250                 --
Offering cost - preferred stock                             --                 --           (149,620)                --
Issuance of preferred stock
  ($100 per share)                                          --                 --            499,950                 --
Issuance of stock for price reset                           --                 --             (1,088)                --
Issuance of stock for consulting services
  ($.21 per share)                                          --                 --                649                 --
Issuance of stock for consulting services
  ($.25 per share)                                          --                 --              1,595                 --
Value assigned to options issued for
  consulting services                                       --                 --             66,270            (66,270)
Cancellation of warrants issued                             --                 --            (13,345)            13,345
Cancellation of shares accrued but not
  issued ($.001 per share)                                  --                 --                (90)                --
Amortization of unearned compensation                       --                 --              7,470            527,253
Issuance of stock for consulting services                   --                 --            311,824                 --
Issuance of preferred stock
  ($100 per share)                                          --                 --            499,950                 --
Net loss                                                    --                 --                 --                 --
Preferred stock dividend                                    --                 --          2,350,380                 --
                                                  -------------      -------------      -------------      -------------
Balance - September 30, 2002                        (3,531,976)      $ (8,477,721)      $ 71,651,867       $   (147,583)
                                                  =============      =============      =============      =============

                    See accompanying notes to condensed consolidated financial statements.


                                     EUROTECH, LTD. AND SUBSIDIARIES
                                      (A Development Stage Company)

                        CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (UNAUDITED)

                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                               Deficit
                                                             Accumulated
                                                             During the
                                                             Development
                                                                Stage               Total
                                                             ------------        -----------
For the Nine Months Ended September 30, 2002:
--------------------------------------------

Balance - December 31, 2001                                  $(49,370,930)       $ 4,032,612
Issuance of stock on conversion of
  convertible debentures including interest
  ($.60 per share)                                                 -               3,574,419
Value assigned to warrants issued on
  conversion of convertible debentures                             -                 390,000
Issuance of preferred stock
  ($100 per share)                                                 -               1,000,000
Issuance of stock for price reset                                  -                   -
Value assigned to options issued to
  consultants                                                      -                   -
Modification of warrants issued                                    -                  77,000
Issuance of stock for consulting services
  ($.55 per share)                                                 -                   1,650
Issuance of stock for consulting services
  ($.64 per share)                                                 -                   2,500
Issuance of preferred stock ($100 per share)                       -                 500,000
Value assigned to options issued for
  legal services                                                   -                  47,250
Offering cost - preferred stock                                    -                (149,620)
Issuance of preferred stock
  ($100 per share)                                                 -                 500,000
Issuance of stock for price reset                                  -                  -
Issuance of stock for consulting services
  ($.21 per share)                                                 -                     650
Issuance of stock for consulting services
  ($.25 per share)                                                 -                   1,597
Value assigned to options issued for
  consulting services                                              -                  -
Cancellation of warrants issued                                    -                  -
Cancellation of shares accrued but not issued
  ($.001 per share)                                                -                    (120)
Amortization of unearned compensation                              -                 534,723
Issuance of stock for consulting services                          -                 311,837
Issuance of preferred stock
  ($100 per share)                                                 -                 500,000
Net loss                                                       (7,182,138)        (7,182,138)
Preferred stock dividend                                       (2,350,380)            -
                                                             -------------       ------------
Balance - September 30, 2002                                 $(58,903,448)       $ 4,142,360
                                                             =============       ============


          See accompanying notes to condensed consolidated financial statements.


                                        EUROTECH, LTD. AND SUBSIDIARIES
                                         (A Development Stage Company)

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                                  For the Period
                                                               For the Nine Months Ended          from Inception
                                                                     September 30,               (May 26, 1995) to
                                                            -------------------------------         September 30,
                                                                2002              2001                  2002
                                                            ------------      -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss attributable to common stockholders              $(9,532,518)      $ (6,946,507)         $(58,903,448)
  Preferred stock dividend (non-cash)                         2,350,380            -                   2,350,380
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                           1,624,317          1,357,163             5,313,256
      Amortization of deferred and unearned
        financing costs                                          -                  -                 13,276,591
      Stock issued for license                                   -                  -                     37,500
      Compensatory element of stock issuances                   977,087            375,667             6,221,741
      Modification of warrants issued                            -                  -                    123,500
      Debt conversion expense                                   390,000             -                    390,000
      Issuance of stock in settlement of
        litigation                                               -                  -                    456,278

      Changes in Assets (Increase) Decrease:
        Prepaid expenses and other current
          assets                                                 62,737           (284,033)             (191,103)
        Other assets                                             54,983            (11,155)             (169,056)
      Changes in Liabilities Increase
        (Decrease):
           Accounts payable and accrued
             liabilities                                        978,816           (406,887)            3,702,592
                                                            ------------      -------------         -------------
      NET CASH USED IN OPERATING ACTIVITIES                  (3,094,198)        (5,915,752)          (27,391,769)
                                                            ------------      -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Patent costs                                                   -                  -                    (31,358)
  Capital expenditures                                           -                 (67,777)             (286,578)
  Convertible note receivable                                  (500,000)            -                   (500,000)
                                                            ------------      -------------         -------------
      NET CASH USED IN INVESTING ACTIVITIES                    (500,000)           (67,777)             (817,936)
                                                            ------------      -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from sale of common and preferred
    stock                                                       925,000             -                    925,000
  Proceeds from exercise of stock options                        -                  -                     16,500
  Net proceeds from issuance of common stock                     -               4,090,000            26,776,970
  Net proceeds from issuance of Series A
    non-voting 3% convertible preferred stock                 2,350,380             -                  2,350,380
  Proceeds from exercise of warrants                             -                  55,000               819,500
  Offering costs                                                 -                  -                     (2,898)
  Repayment by stockholders                                      -                  -                      3,000
  Proceeds from Convertible Debentures                           -                  -                  7,000,000
  Repayment of Convertible Debentures                            -                (500,000)             (500,000)
  Proceeds from notes payable                                    -                  -                    450,000
  Repayment of notes payable                                     -                  -                   (400,000)
  Proceeds from bridge notes                                     -                  -                  2,000,000
  Repayments of bridge notes                                     -                  -                 (2,000,000)
  Borrowings from stockholders                                   -                  -                    561,140
  Repayment to stockholders                                      -                  -                   (561,140)
  Deferred financing costs                                       -                  -                   (604,150)
  Purchase of treasury stock                                     -                  -                 (8,478,069)
                                                            ------------      -------------         -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                3,275,380          3,645,000            28,356,233
                                                            ------------      -------------         -------------
(DECREASE) INCREASE IN CASH                                    (318,818)        (2,338,529)              146,528

CASH AND CASH EQUIVALENTS - BEGINNING                           465,346          2,932,762                -
                                                            ------------      -------------         -------------
CASH AND CASH EQUIVALENTS - ENDING                          $   146,528       $    594,233          $    146,528
                                                            ============      =============         =============

                    See accompanying notes to condensed consolidated financial statements.


                                        EUROTECH, LTD. AND SUBSIDIARIES
                                         (A Development Stage Company)

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------
                                                                                                 For the Period
                                                             For the Nine Months Ended           from Inception
                                                                   September 30,                (May 26, 1995) to
                                                          -------------------------------         September 30,
                                                              2002              2001                  2002
                                                          ------------      -------------         -------------
Cash paid during the period for:

  Interest                                                $    -             $    508,247          $     -
                                                          ============       =============         =============
  Income taxes                                            $    -             $     -               $     -
                                                          ============       =============         =============
SUPPLEMENTAL DISCLOSURE OF FINANCING INFORMATION:
------------------------------------------------


Consulting, legal, financing costs,
  commissions and accrued expenses satisfied
  by issuance of common stock and stock
  options                                                 $   149,620        $    -                $  2,705,353
                                                          ============       =============         =============
Purchase of license                                       $    -             $    -                $     37,500
                                                          ============       =============         =============
Acquisition of technology rights by issuance
  of common stock                                         $    -             $    -                $ 10,547,688
                                                          ============       =============         =============
Conversion of convertible debentures, and
  interest to common stock                                $ 3,574,419        $   691,857           $  5,475,840
                                                          ============       =============         =============
Notes payable and accrued interest satisfied
  by issuance of common stock                             $    -             $    -                $     66,489
                                                          ============       =============         =============


                    See accompanying notes to condensed consolidated financial statements.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for the nine months ended September 30, 2002, the Company incurred a net loss of $7,182,138 and had a working capital deficiency of $2,079,064. The Company has limited finances and requires additional funding in order to market and license its products. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                       EUROTECH, LTD. AND SUBSIDIARIES
                        (A Development Stage Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  1 -  DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION (Continued)

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

The Company financed its operations during the nine months ended September 30, 2002 through the sale to Woodward LLC of 25,000 Series A 3% Convertible Preferred shares for $2,500,000, net of expenses. The Company also received from Woodward LLC an advance of $675,000 against the purchase of up to 1,300 shares of Series B 5% Convertible Preferred stock for $1,300,000. The Company also received an advance of $250,000 against a private equity financing of 5,000,000 units (1 share of common stock and 1 warrant to purchase an additional share of common stock for an exercise price of $0.05) of its common stock.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidation Policy
--------------------

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and a majority-owned subsidiary, Crypto.com, Inc. ("Crypto"). All significant intercompany balances and transactions have been eliminated.

Equity Method of Accounting for Unconsolidated Foreign Affiliates
-----------------------------------------------------------------

Investment in companies in which the Company has a 20% to 50% interest and has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. In addition, investments in Israeli-based technology companies, in which the Company has a 52% to 57% interest in, have been accounted for under the equity method because the Company does not have sufficient control in order to consolidate such entities. However, as of September 30, 2002, such investees do not have any revenue nor any significant assets and liabilities.

At September 30, 2002, investments in companies accounted for under the equity method consist of the following foreign companies, which are located in Israel:

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

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

                       EUROTECH, LTD. AND SUBSIDIARIES
                        (A Development Stage Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  3 - CONVERTIBLE NOTE RECEIVABLES

In August 2002, the Company advanced $500,000 to Swissray International, Inc. ("Swissray"), an unrelated public company for a convertible note receivable. The note accrues interest at 5% per annum and is due on December 31, 2003. The note is convertible into common stock of Swissray at the discretion of the Company, equal to 90% of the average of the closing bid prices for the unrelated public company's common stock for the 5 trading days ending the trading day immediately preceding a conversion date.

NOTE  4 - 8% CONVERTIBLE DEBENTURES

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

NOTE  5 - ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following:

                                 At September 30,
                                       2002                At December 31, 2001
                                 ----------------          --------------------

         Interest                    $    5,124                 $  547,953

         Professional fees              527,924                     53,475

         Consulting fees                355,285                    138,420

         Insurance                      150,212                      -

         Other                          251,059                    145,359
                                     -----------                -----------
                                     $1,289,604                 $  885,207
                                     ===========                ===========

                       EUROTECH, LTD. AND SUBSIDIARIES
                        (A Development Stage Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  6 - STOCKHOLDERS' EQUITY

Series A 3% Convertible Preferred Stock
---------------------------------------

On February 1, 2002, the Company amended its Articles of Incorporation to designate 25,000 of its 5,000,000 authorized preferred stock as a "Series A 3% Convertible Preferred Stock," par value $.01 per share, with a liquidation preference of $100 per share. In February 2002, the Company entered into a securities purchase agreement with Woodward LLC to purchase 25,000 Series A 3% Convertible Preferred stocks for $2,500,000. As of September 30, 2002, the Company has received $2,500,000, less commissions and expenses.

The holder of the designated series stocks is entitled to receive dividends at a rate of three percent per annum of the liquidation preference of $100 per share, which is fully cumulative. The dividends on the designated series stocks accrue from the date of issuance of each share and are payable semi-annually on June 30 and December 30 of each year, commencing on June 30, 2002. The dividends on the designated series stocks are payable only when, as and if declared by the Board of Directors out of funds legally available.

At September 30, 2002, cumulative dividends in arrears on the Series A 3% Convertible Preferred stock was $38,950.

Pursuant to a registration rights agreement dated February 1, 2002, the purchaser of the Series A 3% convertible preferred stock was granted mandatory registration rights. The Company filed a registration statement with the SEC on May 24, 2002, which was subsequently withdrawn on June 27, 2002. If the registration statement covering the registrable securities is not filed in proper form with the SEC by the required filing date, and does not become effective after August 20, 2002, the Company will be required to pay certain penalties to the purchaser. The purchaser agreed to suspend this obligation until November 30, 2003.

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

                       EUROTECH, LTD. AND SUBSIDIARIES
                        (A Development Stage Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  6 - STOCKHOLDERS' EQUITY (Continued)

Series A 3% Convertible Preferred Stock (Continued)
---------------------------------------

On September 30, 2002, the Company entered into a termination and modification agreement with Woodward LLC, with respect to the repricing rights agreement and all repricing rights with respect to the Series A Convertible Preferred stock are deemed satisfied in full upon the delivery of 17,000 shares of Series B 5% Convertible Preferred stock of the Company.

In accordance with EITF Issue 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments", in the third quarter of 2002, the Company recorded a non-cash preferred stock dividend in the amount of $2,350,380, representing the beneficial conversion feature that the holders of the Series A 3% Convertible Preferred Stock received. The pronouncement limits the amount of the beneficial conversion feature to the net proceeds received under the financing.

Series B 5% Convertible Preferred Stock
---------------------------------------

On October 8, 2002, the Company amended its Articles of Incorporation to designate 25,000 of its 5,000,000 authorized preferred stock as a "Series B 5% Convertible Preferred stock", par value $.01 per share, with a liquidation preference of $1,000 per share.

The holder of the designated series stock is entitled to receive dividends at a rate of five percent per annum of the liquidation preference of $1,000 per share, which is fully cumulative. The dividends on the designated series shares accrue from the date of issuance of each share and are payable annually.

Each share of the Series B Preferred stocks is redeemable by the Company for $1,000. The Series B Preferred stock are convertible by the holder for $.75; provided, however, in the event that the Company fails to redeem in full the shares ($1,000 per share, plus accrued dividends), pursuant to the following schedule: June 30, 2003 - $750,000; September 30, 2003 - $750,000; December 31,
2003 - $750,000; March 31, 2004 - $1,000,000; June 30, 2004 - $1,500,000;
September 30, 2004 - $1,500,000; December 31, 2004 - $2,000,000; March 31, 2005
- $2,000,000; June 30, 2005 - $2,500,000; September 30, 2005 - $2,500,000;
December 31, 2005 - $2,750,000; March 31, 2006 - $2,800,000; then until the next scheduled optional redemption date, up to 10% of the original issued Series A and B stock can be converted by the investor at the conversion and shall automatically be changed to a variable conversion price, which will be the greater of (i) $.05 per share, or (ii) 90% of the market price, if the market price is between the floor and $.40 per share; 85% of the market price if the market price is between $.41 and $.80 per share; 80% of the market price if the market price is between $.81 and $1.20 per share; 75% if the market price is between $1.21 and $2.50 per share; 70% of the market price if the market price is between $2.51 and $5.00 per share; and 65% of the market price if the market price is at $$5.01 and over. The market price is defined as the average of 5 trading days preceding the

                       EUROTECH, LTD. AND SUBSIDIARIES
                        (A Development Stage Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  6 - STOCKHOLDERS' EQUITY (Continued)

Series B 5% Convertible Preferred Stock (Continued)
---------------------------------------

conversion date. Additionally, in the event that the Company fails to redeem the Series B Preferred stocks according to the redemption schedule in the preceding paragraph and cannot retain the listing of its securities on the American Stock Exchange, then the conversion price of the Series B Preferred stocks until the next optional schedule redemption date shall be 85% of the average of 3 lowest closing bid prices during 10 days prior to the conversion date. The liquidation price for each of these shares is also $1,000.

On September 30, 2002, Woodward has agreed, subject to certain conditions, to purchase 1,300 shares of Series B 5% Convertible Preferred stock for $1,300,000. As of September 30, 2002, the Company received an advance of $675,000 against the first installment.

Common Stock Transactions
-------------------------

On January 9, 2002, the Company issued 6,000,369 shares of its common stock from the conversion of $3,000,000 principal amount of February 1998 convertible debentures, plus the amount of all accrued and unpaid interest, totalling $3,574,419.

During the nine months ended September 30, 2002, the Company issued 70,145 shares of its common stock as consideration for consulting services performed by various consultants, totalling $318,221.

Amendments to Woodward LLC Agreements
------------------------------------

On February 1, 2002, the Company and Woodward LLC entered into an agreement to extend and modify their existing agreement as further amended and modified effective as of April 12, 2002 as follows:

                       EUROTECH, LTD. AND SUBSIDIARIES
                        (A Development Stage Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  6 - STOCKHOLDERS' EQUITY (Continued)

Amendments to Woodward LLC Agreements (Continued)
------------------------------------

- On February 1, 2002, the Company issued to Woodward LLC 6,000,000 shares of its common stock in satisfaction of the fourth and fifth repricing period from the April 2000 Agreement. On April 12, 2002, the Company committed to issue an additional 6,100,000 shares of its common stock in satisfaction of the sixth and final repricing period pursuant to the April 2000 Agreement, of which 4,350,000 shares were issued in April of 2002. It was determined during May 2002 that the actual number of shares to satisfy the sixth and final repricing period pursuant to the April 2000 agreement was 4,680,009. As of September 30, 2002, the Company has agreed that an additional 1,750,000 are to be issued to complete this agreement.

- The exercise price of the two warrants that were previously issued to Woodward LLC for 200,000 and 500,000 shares, respectively, was reduced to $1.00 per share.

- The Company has agreed to authorize and reserve for issuance, free from pre-emptive rights, 10,000,000 shares of common stock for purposes of issuance of the shares for the above repricing agreement. Upon the amendment of its articles of incorporation, the number of shares to be reserved for this repricing agreement will increase to 20,000,000.

On September 30, 2002, the Company and Woodward LLC entered into an agreement that provided for the termination of the outstanding repricing rights associated with the common stock purchase agreement dated as of March 30, 2001. The Company will issue to Woodward LLC 10,000,000 additional shares of common stock in full and complete satisfaction of canceling all outstanding repricing rights associated with the March 2001 agreement. In addition, subsequent to signing the restructuring agreements, Woodward LLC has agreed to defer receiving the 10,000,000 shares, subject to the approval by shareholders of an increase in the Company's authorized capital and the approval of AMEX to issue and list these common stocks.

Terminated Equity Agreement
---------------------------

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

                       EUROTECH, LTD. AND SUBSIDIARIES
                        (A Development Stage Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  6 - STOCKHOLDERS' EQUITY (Continued)

Terminated Equity Agreement (Continued)
---------------------------

Subsequent to September 30, 2002, the Company was notified that the above equity agreement of up to $10,000,000 has been terminated.

Private Placement of Common Stock and Warrants
----------------------------------------------

In September 2002, the Company entered into a private equity financing agreement in the amount of $250,000. The agreement consisted 5,000,000 units consisting of 5,000,000 shares of common stock and 5,000,000 shares of common stock issuable upon exercise of warrants at an exercise price of $.05. In October 2002, the Company sold 5,000,000 units for $250,000. The above investor advanced $250,000 to the Company against the 5,000,000 units as of September 30, 2002.

The warrants are exercisable for two years commencing upon the first day of an effective registration covering the shares of common stock.

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

                       EUROTECH, LTD. AND SUBSIDIARIES
                        (A Development Stage Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  6 - STOCKHOLDERS' EQUITY (Continued)

Options Granted Outside the Plan
--------------------------------

In February 2002, pursuant to employment agreements, two employees were issued non-qualified stock options to purchase a total of 2,300,000 common shares at an exercise price of $.50 per share. The options are exercisable over a ten-year period. During August 2002, one of the above employees resigned, which by doing so forfeited his interest and rights to 1,300,000 non-qualified stock options. The Company then proceeded to cancel the 1,300,000 non-qualified stock options.

In February 2002, pursuant to a consulting agreement, a consultant was issued non-qualified stock options to purchase a total of 1,000,000 common shares at an exercise price of $.50 per share. The options are exercisable over a ten-year period. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model was $0.49, or $490,000, of which $390,343 was charged to operations during the nine months ended September 30, 2002.

In March 2002, in connection with legal services provided, the Company issued the attorney firm options to purchase 225,000 shares of common stock at an exercise price of $.44. The fair market value of the stock options estimated on the date of grant using the Black-Scholes option pricing model was $0.21, or $47,250, which was charged to operations during the nine months ended September 30, 2002. The warrants are exercisable over a ten-year period.

In April 2002, pursuant to a consulting agreement, a consulting company was issued non-qualified stock options to purchase a total of 249,000 common shares at an exercise price equal to the average closing bid price of the Company's shares on three trading days prior to the vesting date. The options are exercisable over a ten-year period. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model was $57,270, of which $56,025 was charged to operations during the nine months ended September 30, 2002.

In May 2002, pursuant to a consulting agreement, a consultant was issued non-qualified stock options to purchase a total of 45,000 common shares at an exercise price of $0.31. The options are exercisable over a ten-year period. The fair value of the stock options estimated on the date of grant using the Black-Scholes option pricing model was $0.20, or $9,000, of which $8,586 was charged to operations during the nine months ended September 30, 2002.

                       EUROTECH, LTD. AND SUBSIDIARIES
                        (A Development Stage Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  6 - STOCKHOLDERS' EQUITY (Continued)

Options Granted Outside the Plan (Continued)
--------------------------------

                                                                                                             Weighted
                                                                    Weighted           Outside the            Average
                                            Under the Plans         Average               Plans              Exercise
                                             Stock Options       Exercise Price        Stock Options           Price
                                            --------------       --------------      ----------------       ----------
Balance at December 31, 2001                  1,062,500              $1.65                 325,000            $ 2.85
  Granted                                         -                    -                 3,819,000               .49
  Exercised                                       -                    -                      -                  -
  Cancelled                                       -                    -                (1,300,000)             (.50)
                                              ----------             ------              ----------           -------
Balance at September 30, 2002                 1,062,500              $1.65               2,844,000            $  .83
                                              ==========             ======              ==========           =======


The exercise price for options outstanding as of September 30, 2002 ranged from $0.10 to $4.00.

In compliance with SFAS No. 123, the Company has elected to provide the pro forma disclosure of net income (loss) and earnings per share as if the fair value based method had been applied to the Company's financial statements due to the Company's continuation of its use of APB Opinion No. 25. As such, the Company's net loss and loss per share for the nine months ended September 30, 2002, adjusted to reflect pro forma amounts, are indicated below:

                                                           Nine Months Ended
                                                           September 30, 2002
                                                           ------------------

         Net loss attributable to common
           shareholders:
          As reported                                         $ (9,532,518)
          Pro forma                                           $(10,659,518)

         Basic and diluted loss per common
           share:
             As reported                                      $(.10)
             Pro forma                                        $(.11)

The fair value of stock options granted in 2002 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value and related assumptions were:

                                                           September 30,
                                                                2002
                                                           -------------

                Weighted average fair value                     $0.49
                Expected volatility                           142.87%
                Risk-free interest rate                         5.00%
                Expected life                                10 years

                       EUROTECH, LTD. AND SUBSIDIARIES
                        (A Development Stage Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  6 - STOCKHOLDERS' EQUITY (Continued)

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

                                             Assumed Average Market Price for Common Stock
                                     $       .10       $       .20       $       .50      $      1.00
                                     ------------      ------------      ------------     ------------
Common shares potentially
  issuable during the period
  June of 2003 to March of 2006
  in connection with conversion
  of the Series A and B
  preferred stock (assuming the
  Company does not voluntary
  redeem the shares for their
  liquidation preference of
  $20,175,000)                       224,166,667       112,083,333       46,918,605       25,218,750

Options to purchase common
  stock                                3,906,500         3,906,500         3,906,500        3,906,500

Warrants to purchase common
  stock                                3,219,333         3,219,333         3,219,333        3,219,333

Repricing rights provisions
  under common stock sales            11,750,000        11,750,000        11,750,000       11,750,000

Private equity financing -
  8,500,000 shares common stock
  and 5,000,000 warrants to
  purchase 1 share of common
  stock                               13,500,000        13,500,000        13,500,000       13,500,000

Common stock issuable for
  research, development and
  marketing of technologies            4,000,000         4,000,000         4,000,000        4,000,000
                                     ------------      ------------      ------------     ------------

                                     260,542,500       148,459,166        83,294,438       61,594,583
                                     ===========       ===========       ===========      ===========

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  7 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

New Employment Agreement
------------------------

On February 28, 2002, the Company entered into an Employment Agreement with it new Chairman Don Hahnfeldt. Under the terms of the agreement, the Company is to pay to Mr. Hahnfeldt a salary equal to $15,000 per month, plus benefits. The agreement is for a term of two years and provides for a severance payment in the amount of $180,000 and immediate vesting of all stock options in the event his employment is terminated without cause. Mr. Hahnfeldt was granted options to acquire 1,000,000 shares of the Company's common stock, of which 500,000 shall vest immediately and the remaining 500,000 shall vest equally over a 24 month period beginning March 1, 2002 and are exercisable only in the event that the Company increases the number of authorized shares of common stock to at least 130,000,000 shares. The options are exercisable at the fair market value at the date of the grant of $0.50 per share. All stock options expire on February 28, 2012. Beginning May 24, 2002, Don Hahnfeldt has agreed to defer $10,000 per month of his salary subject to future cash availability.

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

During August 2002, Todd J. Broms and the Company mutually agreed to terminate his employment with the Company. There was no additional compensation or other payment, including severance payment due to Todd J. Broms. In addition, the above 1,300,000 options were also forfeited and subsequently cancelled by the Company.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  7 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

New Employment Agreement (Continued)
------------------------

On February 28, 2002, the Company entered into a Consulting Agreement with Verdi Consultants, Inc. Under the terms of the agreement, the Company is to pay to Verdi Consultants, Inc. a consulting fee equal to $15,000 per month plus benefits. The agreement is for a term of three years and provides for a severance payment in the amount of $180,000 and immediate vesting of all stock options in the event the consulting agreement is terminated without cause. Verdi Consultants, Inc. was granted options to acquire 1,000,000 shares of the Company's common stock, of which 125,000 shall vest immediately and the remaining 875,000 shall vest equally over a 24 month period beginning March 1, 2002 and are exercisable only in the event that the Company increases the number of authorized shares of common stock to at least 200,000,000 shares. The options are exercisable at the fair market value at the date of the grant of $0.50 per share. All stock options expire on February 28, 2012. Beginning August 8, 2002, Verdi Consultants, Inc. has agreed to defer $5,000 per month of its consulting fees subject to future cash availability.

New Advisory Agreement
----------------------

On April 29, 2002, the Company entered into a six-month advisory agreement with a consulting company, pursuant to which this entity will assist the Company in evaluating possibilities for improving capital structure and strategic alternatives. In addition, the entity, from time to time, may be requested to assist the Chief Executive Officer of the Company with other activities. The Company agreed to pay $5,000 per week for the duration of the agreement. As of August 8, 2002, the above consultant has agreed to defer $5,000 per month of its consulting fees subject to future cash availability. The Company has also agreed to issue the entity non-qualified 10-year stock option grant to purchase 249,000 shares of the common stock of the Company at the rate of 41,500 shares for each full calendar month the entity is retained by the Company. The exercise price is equal to the average closing bid price of the Company's shares on three trading days prior to its vesting date.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  7 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Technology Development and Consulting Agreements
------------------------------------------------

In August 2002, the Company signed agreements to issue 4,000,000 shares of common stocks to ipPartners, Inc., an affiliate of Trylon Metrics, Inc., for development of prototypes based upon the Company's Acoustic Core technology. Of the 4,000,000 shares, 2,000,000 of the shares are for fees to consultants to further develop the Automated Portal Threat Inspection System ("APTIS") screening portal to detect plastic explosives on humans and within non-human transportation means. The remaining 2,000,000 shares to be issued are for fees to consultants to develop a hand-held, stand-off, screening device based upon the technologies developed within. Of the 4,000,000 shares to be issued, 2,000,000 shares will be placed in escrow and released to the consultants based upon achieving certain predetermined development milestones.

As of September 30, 2002, the above shares have not been issued and is currently awaiting approval to issue the shares from AMEX.

The Company has also agreed to pay the consultant $12,500 per month until December 2002 for technical and marketing services and an additional $5,000 per month for technical and marketing services payable to the consultant until December 13, 2002.

The Company has agreed to register the common stock to be issued to the consultant pursuant to the technology development and consulting agreements with the SEC for resale by the consultant at the Company's expense. If the registration does not occur by October 15, 2002, then the parties will negotiate a good faith substitute for the shares of the Company's common stock. Negotiations are currently underway.

Joint Technology Development Agreement
--------------------------------------

The Company entered into a Joint Technology Development Agreement (the "JTDA") with Logstor Ror A/S ("Logstor"), a Danish corporation, dated as of September 24, 2002.

The Company and Logstor will act as independent contractors to develop a foam incorporating the Company's proprietary HNIPU binder for use in pre-insulated pipes manufactured by Logstor. The Company and Logstor will initially collaborate to tailor the foam chemistry according to Logstor's specifications. Logstor has exclusive worldwide rights to specific defined markets to incorporate this technology into its product line and will pay the Company a royalty fee. In return for worldwide exclusivity, Logstor has committed to convert its production facilities to use of HNIPU in its product line based on successful achievement of the technical and cost criteria.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  7 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Joint Technology Development Agreement (Continued)
--------------------------------------

Pursuant to the JTDA, Logstor and the Company will jointly own all intellectual property rights resulting from work performed under the Agreement. The Company will retain sole ownership of rights to other forms, applications and markets of HNIPU preceding and or independent of the Agreement.

Proposed Acquisition of Swissray International, Inc.
----------------------------------------------------

The Company entered into a non-binding letter of intent with Hillcrest Avenue LLC ("Hillcrest") to acquire Hillcrest's majority controlling interest in Swissray International, Inc. ("Swissray") (OTC Bulletin Board: SRMI.OB) in an all stock transaction. Swissray is engaged in the design, manufacturing and marketing of proprietary direct digital radiography (ddR) technology. This technology is radiographic images in seconds and at a lower cost than conventional radiography.

The terms of the letter of intent contemplate payment to Hillcrest in the range of $40 to $60 million stated value in the form of a new series of the Company's 3% pay-in-kind ("PIK"), Five-Year Cumulative Convertible Preferred Stock. While terms of the Convertible Preferred Stock, including the principal amount, definitive stated value and redemption terms remain to be finalized pending upon the completion of due diligence reviews.

The letter of intent provides for a limited exclusivity period, during which time Swissray and its major shareholders are prohibited from negotiating with any other potential buyer. As a result, until the expiration of such exclusivity period, no further action shall be taken by the Company or Swissray with respect to a potential acquisition by the Company of a majority controlling interest in Swissray pursuant to a non-binding non-exclusive letter of intent previously executed by the Company and Swissray. While the Company maintains an interest in pursuing an acquisition of the majority controlling interest in Swissray, as previously disclosed, there can be no assurances that any such transaction may occur given the recent revelation of a suitor for the entire company. Management will actively monitor the situation as it develops since it believes there are synergies achievable between the Company and Swissray.

Office Lease and Required Security Deposit
------------------------------------------

On August 30, 2000, the Company entered into a lease agreement for office space in Fairfax, Virginia for a period of five years. Under this lease agreement, the Company is required to have a stand-by letter of credit in the amount of $224,038, which would represent a security deposit. The stand-by letter of credit is to be renewed annually and at September 1, 2002, the Company did not renew this stand-by letter of credit.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  7 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Risk of Environmental Liability; Present Lack of Environmental Liability Self Insurance
-----------------------------------------------------------------------------

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

Business Risks
--------------

The Company requires additional funds to commercialize its technologies and continue research and development efforts. Until the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology not yet completely developed or that, with respect to any technology that is fully developed, products incorporating the technology can be manufactured on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a development-stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  8 -  SUBSEQUENT ISSUES

Private Placement of Common Sock
--------------------------------

During October 2002, the Company entered into equity financings in the amount of $175,000. The various agreements consisted of 3,500,000 shares of common stock.

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

Certain information in this report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We intend the disclosures in these sections and throughout the Quarterly Report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, its business strategy, its financing plans, and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties, and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

Important Factors that Might Affect Our Business, Our Results Of Operations and Our Stock Price

Although we believe that our expectations expressed in these forward-looking statements are reasonable, we cannot promise and can provide no assurances that our expectations will turn out to be correct. Actual results could be materially different from our expectations due to a variety of factors, including the following:

o We may not be able to adequately protect or enforce our rights to intellectual property or maintain rights to third-party patents, which may result in our losing valuable rights, experience reduced market share, assuming any, or incur costly litigation to protect such rights.
o We might not be able to sell our licensed proprietary nuclear containment technology under our brand, EKOR(TM), and that we will never find a way to commercialize our other technologies. If we are unable to generate revenues from some source, we may have to go out of business and your investment in us could be lost.
o Our securities may cease to be listed on the American Stock Exchange (the "Amex"), in which case the market liquidity of our common stock would likely be negatively affected, which may make it more difficult for holders of our common stock to sell their securities in the open market. Furthermore, if we were de-listed from the Amex, then public perception of the value of our common stock could be materially adversely affected and any additional financing may become difficult to obtain. In discussions with the Amex, the Amex has expressed concern about several of our financings with Woodward. The primary concern is the fact that securities sold to Woodward constitute future priced securities due to the repricing provisions or a floating conversion rate. The satisfaction and elimination of all repricing rights pursuant to restructuring agreements may alleviate some of this concern, but there is still a potential future priced securities issue with the floating conversion rate pursuant to the optional conversion rights of the Series B Preferred Stock, which are to be issued to Woodward pursuant to the restructuring agreements. The Amex has also expressed concern about our compliance with the additional listing application requirements of the Amex. We are working with the Amex in an attempt to alleviate these concerns. However, there is a risk that we may not be able to satisfy all of the Amex concerns and that, as a result, the Amex may de-list our securities. We have not received notification from the Amex that our common stock will be de-listed. Were such an event to occur, we would still be a public company and would be eligible to be listed on the OTC Bulletin Board.
o Our financial statements were prepared on the assumption that we will continue as a "going concern," and our independent accountant has expressed a substantial doubt about our ability to continue as a "going concern."

o Shareholders face substantial dilution of their equity ownership percentage if our Series A Preferred Stock and/or Series B Preferred Stock is converted, if more of our outstanding options and warrants are exercised, or if we have to issue additional shares to raise capital. The extent of potential dilution depends significantly on the market price of our outstanding shares and may cause significant dilution in the value of your investment.
o We have committed to issue all of our currently authorized capital stock. If our shareholders do not vote to increase our authorized capital stock, we will not be able to satisfy the contractual terms of our deal with Woodward or to obtain the additional financing necessary to continue operations.
o We currently do not generate cash flow from operations and are dependent upon debt and/or equity financings to fund our operations. Therefore, if we cannot continue to arrange such financings or generate cash flow from other means, we would likely be forced out of business.
o We have a limited operating history and therefore little basis for providing any meaningful forecasts.
o We have incurred substantial operating losses and risk never generating any meaningful revenue or earning any profits.
o We face unknown environmental liability risks and we don't carry any environmental liability insurance. Furthermore, environmental regulation in various countries may prevent the cost-effective application of some or all of our technologies.
o Our proprietary technology (licensed or otherwise) and patents may not give us adequate protection, therefore, others may be able to develop similar technologies or may not allow us to apply our technologies, either at all or without paying license fees. Our current financial situation is such that we may have difficulty paying certain licensing fees for some of our technology, in which case we may lose the licensing rights to certain of our technologies, including EKOR(TM). Currently, we have been successful in renegotiating certain licensing agreements to maintain our rights to the technologies but our future ability to maintain such rights is uncertain.
o We depend upon a limited number of suppliers for components or our products, and if we are unable to obtain material from these suppliers on a timely basis, then we may not be able to deliver our products as required.
o If our Acoustic Core(TM) or related products ("EDS"), when sold, fail to detect explosives, we could be exposed to product liability and related claims and we may not have adequate insurance coverage.
o        We are substantially dependent on potential orders from the U.S.
         Government and other specialized sources. If the U.S. Government or other sources fails to purchase our products, our business will be harmed. Also, governmental agencies, the primary customers for our proposed EDS and other products, are subject to budget processes, which could limit the demand for these products. Further, governmental agencies have special contracting requirements, which create additional risks.
o Despite the protection afforded by the Price-Anderson Act (assuming its renewal), we face unknown environmental liability risks and we don't carry environmental liability insurance; the successful assertion against us of environmental liability could put us out of business.
o We may be subject to significant competition and the existence or development of preferred technologies, which may keep us from swelling our products and technologies at a profit or at all.
o We may run out of money before we begin to generate cash flow from operations and we may not be able to obtain needed financing. We have been advised by a representative of Jenks and Kirkland (J&K) that the financing of up to 10,000,000 has been terminated.
o The Company recently signed agreements with Woodward to restructure certain existing financing agreements and provide for a potential source of funding for up to $1,300,000. The various definitive agreements (the "Restructuring Agreements") signed, among other things, satisfy and eliminate the repricing rights associated with the Common Stock Purchase Agreement between us and Woodward dated March 31, 2001 (the "March 2001 Securities Purchase Agreement") by the future issuance of 10,000,000 shares of our common stock; satisfaction and elimination of the repricing rights of the common stock, upon conversion of the Series A 3% Convertible Preferred Stock (the "Series A Preferred Stock") associated with the Securities Purchase Agreement between the Company and Woodward dated as of February 1, 2002 (the February 2002 Securities Purchase Agreement") by the issuance of $17,000,000 stated value of a new class of preferred stock (the "Series B Preferred Stock"); and provide a potential financing where Woodward may purchase up to $1,300,000 stated value of additional Series B Preferred Stock of which we have received $175,000. In addition, subsequent to signing the Restructuring Agreements, Woodward has agreed to defer receiving the 10,000,000 shares subject to the approval by shareholders of an increased in the Company's authorized capital and the approval of Amex to issue and list this common stock. There is a risk that we will still be obligated to issue substantial amounts of additional shares of common stock to Woodward pursuant to these new agreements, that we will not be able to satisfy issuing these shares to Woodward and that we will not receive any additional financing from Woodward. The Restructuring Agreements are further described in the section titled "Woodward Restructuring."
o Department of Commerce controls or other governmental control of our encryption technology may negatively impact our ability to sell or transfer our technology.
o Certain of our Israel-based technologies are based and primarily dependent on the efforts of Dr. Figovsky. If Dr. Figovsky were to cease his association with our affiliated Israeli companies or if Dr. Figovsky were to die or become incapacitated, this might have an adverse affect on the research and development and commercialization of certain of our technologies.

Forward-looking statements included in this Report speak only as of the date of this Report and we do not undertake any obligation to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

OVERVIEW

Eurotech, Ltd. is a development-stage company and corporate asset manager seeking to develop and commercialize a diversified portfolio of technologies in various markets. Our mission is to build value in our emerging technologies and in the companies we acquire and own, providing each with the resources it needs to realize its strategic business potential. In addition, we manage comprehensive engineering and scientific development programs designed to identify products and processes that have unique or superior characteristics with reduced manufacturing and/or use risks. Our emerging technology business segment develops and markets chemical and electronic technologies designed for use in Homeland and Environmental Security. Our portfolio of technologically advanced products includes: (a) proprietary materials created to address the problems of cost-effective nuclear and other hazardous waste containment, (b) advanced performance materials for use in industrial products such as coatings and paints, (c) automatic detection of explosives and illicit materials, and (d) cryptographic systems for secure communications, all of which can be used in Homeland and Environmental Security. We seek to commercialize our technologies using various financial and transactional vehicles including: technology transfer, licensing, joint venture, and distribution agreements.

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

We were incorporated under the laws of the District of Columbia on May 26, 1995. Our executive office is located at 10306 Eaton Place, Suite 220, Fairfax, Virginia 22030. Our website address is: www.eurotechltd.com.

Operations

Our technologies are grouped into three operational divisions. Those divisions are as follows:

         (i)      Nuclear & Environmental Technology Solutions;
         (ii)     Advanced Performance Materials, and;
         (iii)    Security & Safeguards.

Nuclear and Environmental Technology Solutions (NETS)

NETS has three unique technologies that are actively marketed consisting of a family of silicon-based geopolymers known as EKOR(TM), a fire-resistant surface fixative known as Rad-X(TM), and a set of remote sensing technologies for subsurface investigation. Each technology was introduced to the market in 2001. All three technologies are aimed at initial opportunities for sale or licensing within the U.S. Department of Energy ("DOE"). To date, in 2002, this division earned revenues of $66,173.

Advanced Performance Materials (APM)

In 2001, we formed the Advanced Performance Materials Division. APM organized non-nuclear and non-security related technologies into a business unit that will provide focus to our commercialization effort, coordinate on-going R&D related to those technologies, allow prioritization of marketing efforts in-line with available corporate resources and provide a managerial structure and point of contact for potential licensees. Dr. Oleg Figovsky, a renowned Israeli scientist and paid consultant, has sold or licensed to us many of our APM technologies through various technology transfer agreements.

We initially placed these technologies, acquired directly from Dr. Figovsky, in the APM division. In addition, the equity interests we own in our seven single technology Israeli start-up companies have also been grouped into the APM division. A majority of these companies have proceeded through their "incubator stage" as the subject technology is awaiting commercialization. However, due to limited working capital, management decided to temporarily curtail the funding of the operations and further development of the technologies and related operations for all but one of the Israeli-based technology companies. Curtailing funding of these technologies could affect our future ability to develop certain of these technologies, at which point we would have to decide whether to permanently discontinue development of the applicable technologies.

Security and Safeguards (S&S)

The events of September 11th resulted in concerted efforts to create a governmental agency to monitor Homeland Security. The products of this division are generally those types of products and technologies, which management believes, can provide, or be a part of, cost efficient and reliable solutions to these Homeland Security needs.

Two products currently under development are: Acoustic Core(TM) and Electromagnetic Radiography(TM) technologies for "in-situ" detection of various materials including certain explosives, non-exposed contaminants including nuclear and other hazardous wastes and sub-terrainian materials. Crypto.com is a "cyber-space" security technology which management believes may provide a level of security that exceeds most other computer encryption technologies currently available to government entities.

The organization of these three operational units recognizes the diverse markets and objectives of our technologies and allows budgeting and strategic planning to be tightly focused. The following discussion of our technologies is grouped by division.

NUCLEAR & ENVIRONMENTAL TECHNOLOGY SOLUTIONS (NETS)

EKOR(TM). The NETS Division markets EKOR(TM) primarily in the United States and to select international customers. Our domestic market will continue to be dominated by the DOE, but potential opportunities will also be pursued in remediating hazardous waste for private industry. Our commercialization efforts are targeted to key DOE geographic areas including: The Hanford Reservation (eastern Washington state), Idaho National Environmental & Engineering Laboratory (INEEL), Rocky Flats Environmental Testing Site (RFETS), Savannah River Site, Oak Ridge National Laboratory, Ohio Field Office (Fernald, Mound, Battelle, and Columbus), West Valley (New York), and Paducah/Portsmouth. Our objective is to show how EKOR's(TM) capabilities as a durable long-term barrier (micro or macroencapsulation) provide DOE with the tools to accelerate their waste remediation schedules while reducing cost and containment risk. In addition, there are presently a number of international opportunities for use of the Company's EKOR(TM) technology. We consistently monitor international waste remediation programs carefully to assess when to initiate marketing efforts.

During the first quarter 2002, two significant demonstration contracts were signed: (1) Amersham Health, a subsidiary of Amersham plc, placed an order for EKOR(TM) plates that contained varying amounts of neutron-absorbing material. These plates were to be used in tests at one of Amersham's facilities to evaluate their value at reducing radioactive waste generated in the production of medical isotopes. The plates were delivered in April and the tests are scheduled for completion in the fall 2002. NETS managers are currently scheduling meetings at Amersham Health's cyclotron facility in Plainfield, NJ to review the performance of EKOR containing neutron-absorbing material. Amersham Health operates cyclotron facilities worldwide and will use EKOR coating in significant quantities after material performance data is completed. We charged $22,151 for these materials.

(2) Battelle Memorial Institute (BMI) bought over one hundred gallons of EKOR(TM) to be used to stabilize buried reactor piping that contains internal radioactive contamination for $42,672. Solidifying of EKOR(TM) within the pipe allows the pipes to be recovered, handled, and disposed of without risk of spreading the attendant contamination. This EKOR(TM) was delivered in March 2002 and was applied in late April 2002. The material solidified within the pipes as planned and BMI has given indication of future orders for similar applications. NETS is working with BNFL, Inc managers in the Waste Disposal Facility at the Department of Energy Mound Site in Miamisburg, Ohio to evaluate RAD-X and EKOR Matrix for stabilization of residual contamination and immobilization of waste. More than 500 gallons of RAD-X should be used to coat internal walls, ceilings and floor space to stabilize surface contamination and eliminate airborne particulate during dismantlement. EKOR Matrix should be used to encapsulate plutonium laden waste stored in drums, which can be transported to a certified disposal site.

A potential market for EKOR(TM) is the microencapsulation of highly toxic wastes being stored by DOE. In the budget request submitted to Congress by DOE in late January, DOE noted several wastes that posed significant budgetary and health risks, with schedules for resolution that had inordinately long timelines. DOE recently identified up to 40 of 177 High Level Waste Tanks at the Hanford Site, located in Richland, WA, for closure by 2006 as part of their Accelerated Site Closure Plan. Our NETS managers are working with the CHG Group, responsible for tank closure, to immobilize Low Activity Waste (LAW) using EKOR in an effort to reduce cost and schedules for tank closure. NETS is performing a demonstration in December 2002 for CHG. After evaluation of material performance We anticipate the selection of EKOR for immobilization of LAW. Additional highly toxic wastes are stored at DOE sites in Idaho and South Carolina.

Two new opportunities that arose in the second quarter 2002 were the German Federal facility stabilization initiative and the UK breeder reactor Decontamination and Decommissioning (D&D). In the German opportunity, EKOR is being evaluated for coating effectiveness and the tests should be completed in third quarter 2002. We are currently having discussions with a German-based client to certify EKOR for waste stabilization and disposal. In the UK program, EKOR will be tested during the first quarter 2003 for efficiency in microencapsultion of solid, oxide and sludge waste forms. BNFL plc stores large volumes of waste for disposal at their Sellafield, UK site.

EKOR(TM) products that are commercially viable and are being marketed include Sealer Plus, Matrix, and Grout. Sealer Plus is a one-part, "turnkey" product, designed for application by airless sprayer to stabilize certain loose hazards/radioactive waste on contaminated surfaces. Matrix is a three-part solution tailored for use in microencapsulating fine particles, small pieces or even slurries. Matrix cures into a monolith that has extreme resistance to leaching or degradation. Grout is a three-part solution designed to macroencapsulate-contaminated surfaces or to form plates or shapes for special applications.

RAD-X(TM) - RAD-X(TM) was introduced in late 2001 as a temporary fixative to be used to stabilize hazardous waste by decommissioning contractors. Its advantages are fire resistance and adhesion. DOE has indicated a reduction in decommissioning activities, but several sites have expressed interest in Rad-X(TM).

SUBSURFACE REMOTE SENSING TECHNOLOGIES - On September 25, 2001, we acquired the worldwide rights to patented remote sensing technologies, Electromagnetic Radiography(TM) (also known as "EMR(TM)") and Acoustic Core(TM), from Trylon Metrics, Inc., for 2,500,000 shares of our common stock. EMR(TM) and Acoustic Core(TM) technologies provide 3D images of subsurface contaminants with a high degree of discrimination and precision. In addition, we believe these technologies offer large area coverage at high resolution and are significantly more cost effective than monitoring methods currently used for environmental assessments. We believe that this acquisition will both enhance our ability to market EKOR(TM) products and position us as a prime technology source/solution for various environmental markets. EMR(TM) and Acoustic Core(TM) have been proposed for use to the DOE for work to be conducted at Hanford and INEEL. We have filed three U.S. patent applications, which address the use of the technology in marine geophysical exploration for oil and natural gas. Two large dredging and marine environmental projects based in the U.S. have been forwarded technical and pricing proposals for use of the technology in identifying marine sediment contaminants. The U.S. Government General Accounting Office has identified one of these technologies for near-term future use in continuing government research for detection and classification of land mines.

In addition, in August 2002, we signed agreements to issue 4,000,000 shares to ipPartners, Inc., an affiliate of Trylon Metrics, Inc., for development of prototypes based upon our Acoustic Core(TM) technology. Of the 4,000,000 shares, 2,000,000 of the shares are earmarked for fees to consultants to further develop the APTIS(TM) screening portal to detect plastic explosives on humans and within non-human transportation means. The remaining 2,000,000 shares to be issued are earmarked for fees to consultants to develop a hand held, stand-off, screening device based upon the technologies developed within. Of the 4,000,000 shares to be issued, 2,000,000 shares will be placed in escrow and released to the consultants based upon achieving certain predetermined development milestones.

We are marketing to U.S. agencies (DOE, DOD and EPA) and companies either performing work for these agencies or responsible for cleanup activities being required by these agencies. We seek to enter into licensing, contracted, or joint venture arrangements to facilitate the implementation of these technologies.


ADVANCED PERFORMANCE MATERIALS (APM)

HNIPU (Hybrid Non-Isocyanate Polyurethane) - In 1998, we purchased the HNIPU technology from Dr. Figovsky. We intend to incorporate HNIPU into commercial coatings, paints, adhesives, and foams as a replacement for conventional polyurethane binders. Research, development, and sample production activities have been performed by Chemonol, Ltd. an Israeli start-up company in which Eurotech holds majority ownership and to which we have funded these directed activities.

We are conducting various discussions with multiple domestic and international parties relating to licensing, selling, and/or joint venturing for developing and commercializing certain HNIPU technologies and variants therefrom. The technologies can be used, potentially, for non-toxic and quick-drying industrial paints and coatings and non-toxic foam products such as, but not limited to, certain components contained in automotive interiors.

During second and third quarters of 2002, we successfully demonstrated an acrylic version of HNIPU and produced a number of coated test panels. These panels have been subjected to 2,000 hours accelerated weather and UV(B) exposure with no evidence of physical change. Testing remains ongoing and we have engaged a respected industry test facility to independently test acrylic HNIPU samples. As a result of the test results, we are increasing our efforts to secure US binder production and have entered into discussions with two prominent industry resin and binder producers.

During third quarter 2002, we secured a joint technology development agreement with Logstor Ror of Denmark for certain worldwide exclusive rights to our HNIPU foam. The agreement allows for a period of time for a collaborative period during which our respective technical experts will tailor the chemistry of HNIPU foam binder to meet criteria as specified by Logstor. On achievement of these criteria, the Agreement requires Logstor to incorporate HNIPU foam binder into its product line at which time we will begin receiving royalty revenue based on volume of binder consumed. The agreement specifies the minimum or baseline royalty level required of Logstor for it to retain worldwide exclusivity. Based on Logstor's current and projected binder consumption, both companies anticipate Logstor to easily exceed the minimum requirement for retaining worldwide exclusivity.

OTHER ISRAELI TECHNOLOGIES - We refer you to the description of our business in
Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ending December 31, 2001 for a description of each of these technologies other than those discussed above; they are identified in such report as:

         o        FIRESIL(TM) (Intumescent Fire-Stop Coating)
         o        SPCE (Sulfochlorinated Polyethylene Coatings)
         o        Continuous Combustion Synthesis and Continuous Action Reactor
         o        Cobalt and nickel powders
         o        Polydiene Urethane Adhesives (Poly-D Adhesives) - Electronic
                  Glues
         o        Kauton
         o        Hypocorr
         o        Anticorrosive Additives for Polymers (AAdd)
         o        Liquid Ebonite Mixtures (LEM)
         o        Rubber Concrete (RubCon)

We had no activity with respect to these technologies during the third quarter 2002.

RISKS RELATING TO OUR INTERESTS IN ISRAEL

Even though most of our current developmental efforts are not focused on our Israel-based subsidiaries, we believe that certain risks relating to our limited operations in Israel should be addressed. Some of the risks that might negatively impact our Israeli interests include:

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

SECURITY & SAFEGUARDS DIVISION (S&S)

During the third quarter 2002, we continued to accelerate the development of our illicit and hazardous materials detection technology, particularly its plastic explosives detection capability. The fabrication of our prototype Automated Portal Threat Inspection System, or APTIS(TM), was completed during the month of July, ahead of schedule. Field Testing (Phase 3 of the development cycle) has begun, a key component of which is acoustic data acquisition and the performance of blind testing with surrogate and actual explosives target materials. Empirical data will be tested against theoretical models to refine the signal processing design approach. The testing program includes directional targeting on simple models and omni directional testing on complex models of both benign surrogate materials and illicit materials of interest. Marketing efforts to commercial and government security managers continue. A total of six proposals for various applications of Acoustic Core(TM) in support of Homeland Security have been submitted under Board Area Announcement solicitations by the DOD. An additional proposal to the National Institute of Justice was submitted this quarter for national security applications. The Company is engaged in negotiating a cooperative research and development agreement (CRADA) with the Air Force to participate in a program to develop explosives detection systems for inspection of cargo and vehicles. It is anticipated that this system will be developed and demonstrated by end of first quarter 2003.

On July 24, 2002 we entered into several agreements to amend certain prototype technology development agreements with the inventors of APTIS(TM), including ipPartners, Inc. (the "Consultant"), Trylon Metrics, Inc. and Mr. Robert Tarini (who is also President of both the Consultant and Trylon Metrics, Inc.), to allow us to compensate the Consultant with our common stock in lieu of cash to complete the APTIS(TM) prototypes, as described in our current report on Form 8-K dated July 24, 2002 (filed with the SEC on August 6, 2002) (the "Technology and Consulting Agreements").

The Technology Development and Consulting Agreements supersede and replace all original agreements between the Consultant and us regarding APTIS(TM) Integrated Metal and Explosives Screening Portal Product Development (the "Portal Project" and also incorporates development of a hand held portable APTIS(TM) Integrated Metal and Explosives Screening Device (the "Hand Held Project"). Upon completion of development, the Hand Held Project portable device may be capable of automated remote standoff detection of explosives found within shipping containers, vehicles or carried on humans. The Hand Held Project device, in its final form, should provide a remote standoff range for detection of explosives of greater than 50 feet. Such a device would offer the operator the capability of extending threat detection range while increasing personnel safety. When developed, the Handheld Project device will complement the capabilities of our Portal Project explosives detection system currently in development. All Acoustic Core(TM) products utilize our proprietary and differentiated technology that has the ability to remotely sense almost any element or compound using a non-contact inspection methodology.

Pursuant to the Technology Development and Consulting Agreements, we will retain all intellectual property rights related to the Portal Project and the Hand Held Project and the Consultant will assist us with the research and development and marketing of these projects. In return, we will compensate the Consultant for past development services by issuing 4,000,000 shares of our common stock, 2,000,000 shares of which will be placed in escrow and subject to forfeiture. In addition, as further compensation for past development services provided by the Consultant, the Company will reduce the strike price of a warrant previously issued to the Consultant to purchase up to 60,000 shares of our common stock to $0.50 per share. We have also agreed to pay to the Consultant $12,500 per month until December 2002 for technical and marketing services and an additional $5,000 per month for technical and marketing services payable to the Consultant until December 13, 2002. In addition, we will reimburse the Consultant up to $20,000 to cover reasonable and necessary expenses associated with negotiating and signing the Technology Development and Consulting Agreements.

The Consultant was required to complete, by October 15, 2002, the prototype assemblies for the Portal Project and demonstrate to our satisfaction the device's capabilities in order for 750,000 shares of the Company's common stock in escrow not to be subject to forfeiture. The Consultant has met the requirements to receive the 750,000 shares. Furthermore, on January 15, 2003, if the Consultant has not demonstrated to our satisfaction the prototype of the Portal Project, then an additional 250,000 shares of our common stock in escrow will be subject to forfeiture. If by January 15, 2003 the Consultant has not completed the prototype assemblies for the Hand Held Project and demonstrated to our satisfaction the device's capabilities, then 750,000 shares of our common stock in escrow will be subject to forfeiture. Furthermore, on March 15, 2003, if the Consultant has not completed and demonstrated the prototype of the Hand Held Project, then an additional 250,000 shares of our common stock is subject to forfeiture.

We have agreed to register the common stock to be issued to the Consultant pursuant to the Technology Development and Consulting Agreements with the SEC for resale by the Consultant at the Company's expense. If the registration does not occur by October 15, 2002, then the parties will negotiate a good faith substitute for the shares of our common stock. Negotiations are currently underway.

CRYPTO.COM - During the third quarter 2002, additional Crypto.com algorithm documentation was completed. This documentation formed the basis for an on-line white paper to be posted on our web site and will support additional marketing activities during fourth quarter of 2002 and beyond. Crypto.com has successfully demonstrated its double-cipher, keyless transmission encryption system. We have been active in marketing the advanced security algorithm to commercial security managers and intends to increase web based marketing efforts through 2002.

OUR RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2001

For the nine months ended September 30, 2002 and the nine months ended September 30, 2001, we incurred operating losses of $7,153,500 and $6,815,478 respectively. The increased losses result principally from increased expenses incurred in the acquisition and development of our technologies, consulting costs, general and administrative expenses without an offsetting increase in revenues.

For the nine months ended September 30, 2002, we recognized $78,821 in revenue from operations relating to demonstrations of EKOR(TM) and other technologies Products. For the nine months ended September 30, 2001, we recognized $10,215 in revenue.

Research and development expenses decreased by $61,570 to $492,683 for the nine months ended September 30, 2002 from $554,253 for the nine months ended September 30, 2001. During the first nine months in 2002, we spent $248,719 on further EKOR(TM) development and $244,964 to develop other technologies. We continued to fund the commercialization of EKOR(TM), including variants and product improvements being further developed, in Russia, by scientists and researchers at Kurchatov Institute and members of Euro-Asian Physical Society
(EAPS).

Consulting expenses decreased by $263,424 to $1,932,347 for the nine months ended September 30, 2002 from $2,195,771 for the nine months ended September 30, 2001, which includes $977,087 for the nine months ended September, 2002 and $375,667 for the nine months ended September 30, 2001 of compensatory element of stock issuances pursuant to consulting and other agreements. The decrease in consulting expense resulted principally from a decrease in the number of consultants working in our business development area.

Other general and administrative expenses increased by $75,940 to $2,787,167 for the nine months ended September 30, 2002 from $2,711,227 for the nine months ended September 30, 2001. The increase is attributable principally to increases in expenses associated with office rent and employee benefits.

Depreciation and amortization increased by $267,155 to $1,624,317 for the nine months ended September 30, 2002 from $1,357,162 for the nine months ended September 30, 2001, of which $1,207,153 in each period was for the amortization of acquired EKOR(TM) technology rights relating to our November 1999 purchase of technology rights from the company now called Advanced Technology Industries, Inc. ("ATI"). The increase is attributable to the amortization expense of $375,000 of acquired Acoustic Core(TM) technology rights purchased in July 2001 from Trylon Metrics, Inc.

Other expenses/other income decreased by $102,391 to $28,638 for the nine months ended September 30, 2002 from $131,029 for the nine months ended September 30, 2001. Such amounts are insignificant to total operating results.


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

For the three months ended September 30, 2002 and the three months ended September 30, 2001, we incurred operating losses of $2,111,379 and $2,408,051, respectively. The decreased losses result principally from decreased expenses incurred in the acquisition and development of our technologies, consulting costs, and general and administrative expenses.

For the three months ended September 30, 2002, we did not recognize any revenue. For the three months ended September 30, 2001, we recognized $10,215 in revenue.

Research and development expenses decreased by $1,436 to $122,119 for the three months ended September 30, 2002 from $123,555 for the three months ended September 30, 2001. During the third quarter, we spent $55,729 on further EKOR(TM) development and $66,390 to develop other technologies. We continued to fund the commercialization of EKOR(TM), including variants and product improvements, being further developed in Russia by scientists and researchers at Kurchatov Institute and members of Euro-Asian Physical Society (EAPS).

Consulting expenses decreased by $53,411 to $666,278 for the three months ended September 30, 2002 from $719,689 for the three months ended September 30, 2001, which includes $393,026 for the three months ended September 30, 2002 and $82,867 for the three months ended September 30, 2001 of compensatory element of stock issuances pursuant to consulting and other agreements. The decrease in consulting expense resulted principally from a decrease in the number of consultants working in our business development area.

Other general and administrative expenses decreased by $260,003 to $782,179 for the three months ended September 30, 2002 from $1,042,182 for the three months ended September 30, 2001. The decrease is attributable principally to decreases in expenses associated with employee benefits.

Depreciation and amortization increased by $15,243 to $540,803 for the three months ended September 30, 2002 from $525,560 for the three months ended September 30, 2001, of which $402,000 in each period was for the amortization of acquired EKOR(TM) technology rights relating to our November 1999 purchase of technology rights from the company now called Advanced Technology Industries, Inc. ("ATI"). The increase is attributable to the amortization expense of $125,000 of acquired Acoustic Core(TM) technology rights purchased in July 2001 from Trylon Metrics, Inc.

Other expenses/other income decreased by $51,691 to $3,059 for the three months ended September 30, 2002 from $54,750 for the three months ended September 30, 2001. Such amounts are insignificant to total operating results.

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF WORKING CAPITAL AND STOCKHOLDERS' EQUITY

As of September 30, 2002, we had negative working capital of $2,079,064 and Shareholders' Equity of $4,142,360 compared with a negative working capital of $3,166,021 and Shareholders' equity of $4,032,612 as of December 31, 2001.

LIQUIDITY

Since we have yet to generate significant revenues from our various business activities, we are dependent on financing our operating expenses from issuances of equity or debt securities. As of November 14, 2002, we had $146,528 in cash and cash equivalents and our current operating expenses are approximately $172,000 per month. The Restructuring Agreements with Woodward allows for a potential funding source for up to an additional $1,300,000 on a basis going forward.

During the third quarter 2002, we sold 5,000,000 units to one accredited investor which consisted of one share of common stock and one warrant to purchase common stock at $0.05 per share for four years. The warrant shares are subject to our shareholders approving additional authorized shares. We raised $250,000 from the sale of these units. Subsequent to September 30, 2002, we sold an additional 3,500,000 shares of common stock to various accredited investors and raised an additional $175,000.

We are investigating additional various financing options to meet our short-term liquidity needs. This effort is impeded by the fact that essentially all of our outstanding authorized capital is already committed pursuant to the outstanding financing transactions with Woodward. We believe our shareholders should agree to increase our authorized capital at a special meeting of shareholders to be held later in the year. If our shareholders do vote to increase our authorized capital, we believe that we should be able to arrange a transaction or transactions to meet our short-term liquidity needs. However, there can be no assurances that our shareholders will vote to approve an increase in our authorized capital or that we will be able to arrange a transaction or transactions to meet our short-term liquidity needs, in which case we would most likely be unable to continue in business. Again, depending on the market price of our outstanding common stock, further financing may cease to be available or be available only on terms that result in an unacceptable level of dilution.

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

The initial phase of the expense rationalization program, that was begun on May 31, 2002, has caused a decrease, to date, of approximately $250,000 in cash expenses per month, reducing overhead burden from an estimated $430,000 per month to $180,000 per month. With the cost and expense reductions to-date, we continue to maintain most of our portfolio of technology assets. Cost savings have been generated through salary, consulting fee, research and development expense and administrative expense reductions, in addition to an initial realignment of its technological, sales and marketing resources. This is consistent with our progress towards commercializing certain of its advanced technologies believed to have particular relevance in the area of Homeland Security. Further, in connection with this realignment, we have eliminated four full-time equivalent positions, or approximately 21 percent of our employee and consultant base, during this phase of rationalizing expenses.

In July 2002, Paul Childress, our Vice President of Nuclear and Environmental Division, was terminated as part of our Expense Rationalization Program. We employed Mr. Childress beginning in January 2000 to lead our EKOR commercialization program. His duties and responsibilities have been assumed by Mr. Don Hahnfeldt, our Executive Vice President, and Chairman of the Board.

While the Expense Rationalization Program has been successful to date, we continue to have operating expenses, which require additional funding in the future to continue operations without more drastic cost cutting measures. There is a risk that we will be unable to continue licensing fees for certain of our technologies, including EKOR(TM), in the future, in which case we may lose some of its technology rights. In addition, while we are seeking to obtain releases from terminated employees, these may not be forthcoming and there may be additional expenses related to these terminations.

SOURCES OF WORKING CAPITAL

Since our inception, our primary sources of working capital have been net proceeds from various debt and equity financings. The following is a brief summary of our existing financing arrangements and a discussion of the Woodward Restructuring. We refer you the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 of our Annual Report on Form 10-K and the same discussion found in Part I Item 7 of our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002 for a more detailed description of our prior financing agreements and the financing agreements entered into during the second quarter 2002.

WOODWARD RESTRUCTURING. On September 30, 2002, we signed a Restructuring Agreement revising certain significant terms of Woodward's current investments in us and providing for possible future funding for our operations. We believe that the Restructuring - including termination of Woodward's repricing rights - will allow us to better pursue long range opportunities and are an affirmation of Woodward's confidence our prospects.

Pursuant to the Restructuring Agreements, the repricing rights associated with the March 2001 Securities Purchase Agreement will be satisfied by the issuance to Woodward of 10,000,000 shares of common stock. While the repricing rights will be satisfied and eliminated by this issuance of 10,000,000 shares of common stock, this commitment is subject to a 19.9% cap required by the listing agreement with the principal market on which our common stock is listed where Woodward would only have the right to receive up to 7,205,245 shares of common stock pursuant to the Restructuring Agreements unless shareholder approval is received to issue the entire 10,000,000 shares of common stock. Pursuant to the Restructuring Agreements, the 19.9% cap is only applicable if the primary market on which the Company's common stock is listed has a rule requiring shareholder approval of any issuance over 20% of the outstanding common stock as of the date of the applicable financing agreement. We are an Amex listed company and as of a result, we are subject to a limit of 20% cap on issuances of securities without shareholder approval. Pursuant to the Restructuring Agreement, the Company has agreed to hold a special meeting of the shareholders in the future and will request shareholder approval to issue all 10,000,000 shares to Woodward.

In addition, pursuant to the Restructuring Agreements, the repricing rights associated with the February 2002 Securities Purchase Agreement will be satisfied by the issuance of shares of Series B Preferred Stock with a stated value of $17,000,000. The Series B Preferred Stock will have a 5% per annum cash or pay-in-kind dividend. The Series B Preferred Stock will be redeemable by us, in full or in part, at its discretion at par value plus any accrued dividends. The conversion price of the Series B Preferred Stock will be fixed at $0.75 per share subject to certain anti-dilution provisions. Additionally, after June 2003, we will agree to exercise optional redemption rights to redeem the then outstanding Series B Preferred Stock and Series A Preferred Stock and accrued dividends at the end of each calendar quarter according to the schedule listed below (the "Scheduled Redemption Amount"). Failure to redeem the Series B Preferred Stock according to the Scheduled Redemption Amount listed below does not create a cash obligation to us; rather, the failure to redeem pursuant to the Scheduled Redemption Amount allows Woodward to exercise its optional conversion rights. Pursuant to the optional conversion rights, after each quarter in which we fails to redeem according to the Scheduled Redemption Amount. See our current report on Form 8-K as of September 25, 2002 (filed with the SEC on October 7, 2002)

PRIVIATE PLACEMENTS

During the third quarter 2002, we sold 5,000,000 units to one accredited investor which consisted of one share of common stock and one warrant to purchase common stock at $0.05 per share for four years. The warrant shares are subject to our shareholders approving additional authorized shares. We raised $250,000 from the sale of these units. Subsequent to September 30, 2002, we sold an additional 3,500,000 shares of common stock to various accredited investors and raised an additional $175,000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

We do not have any derivative financial instruments as of September 30, 2002. As a result, we believe that the market risk arising from holding of its financial instruments is not material.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of these controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were adequate.

Changes in internal controls. We made no significant changes in our internal controls or other factors that could significantly affect theses controls subsequent to the date of the evaluation of those controls by the chief executive officer and the chief financial officer.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

On August 21, 2002, Todd J. Broms, a director and the President and Chief Executive Officer of the Company, notified the Company of his resignation as President and Chief Executive Officer and as a director of the Company. On the same day, Don V. Hahnfeldt became the President and Chief Executive Officer on an interim basis to facilitate the corporate restructuring process.

Item 6.  Exhibits and Reports on Form 8-K

(a) The Exhibits listed in the attached Exhibit Index are filed herewith or incorporated herein by reference, as indicated in therein.

(b) We filed six Current Reports on Form 8-K during the 3rd Quarter 2002 dated as follows: 24 July, 2002 (filed with the SEC on August 6, 2002), 23 August, 2002 (filed with the SEC on August 26, 2002), 26 August, 2002 (filed with the SEC on August 30, 2002), 9 September, 2002 (filed with the SEC on October 7,
2002), 24 September, 2002 (filed with the SEC on October 7, 2002), and 25 September, 2002 (filed with the SEC on October 7, 2002).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROTECH, LTD.

November 19, 2002                       /s/  DON V. HAHNFELDT
-----------------                       -------------------------
                                             Don V. Hahnfeldt, President and
                                             Chief Executive Officer

November 19, 2002                        /s/  DR. RANDOLPH A. GRAVES, JR.
-----------------                        -----------------------------------
                                              Dr. Randolph A. Graves, Jr., Vice
                                              President, Chief Financial
                                              Officer, and Secretary

                              OFFICER CERTIFICATION

I, Don V. Hahnfeldt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Eurotech, Ltd. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         November 19, 2002             /s/ Don V. Hahnfeldt, President and CEO
         -----------------             ---------------------------------------
         Date                              Signature

                              OFFICER CERTIFICATION

I, Dr. Randolph A. Graves, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Eurotech, Ltd. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         November 19, 2002                  /s/ Dr. Randolph A. Graves, Jr., CFO
         -----------------                  ------------------------------------
         Date                                        Signature and Title

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

10.27.15 Letter Agreement between Eurotech, Ltd. and Spinneret
         Financial Services Terminating Spinneret's Fees                    *

10.28    Joint Technology Development Agreement between Eurotech, Ltd.
         and Lostor Ror A/S dated as of September 24, 2002                 32

16.1 Letter dated September 10, 2002, from Grassi & Co. CPA's, P.C. to the Securities and Exchange Commission regarding change in
         certifying accountants.                                           31

99.1     News Release - EUROTECH, Ltd. Acquires Sub-Surface Remote
         Sensing Technology Trylon Metrics 3D Electromagnetic
         Radiography(TM) and Acoustic Core(TM) Technologies Complement
         Eurotech's EKOR Nuclear Remediation Product                       15

99.2     Investment Agreement dated October 2, 2001 between Eurotech,
         Ltd. and Jenks & Kirkland, Ltd                                    16

99.3     Letter to Shareholders from Chairman and President/CEO dated
         November 9, 2001                                                  17

99.4     Press Release, dated November 12, 2001                            17

99.5     Update Letter to Shareholders from Chairman, dated November
         12, 2001                                                          17

99.6     Agreement between Etelix, U.S. ("Etelix") and Crypto.Com
         ("Crypto") made this 30th day of December, 2001                   19

99.7     Modification and Conversion of $3,000,000 Principal Amount
         8% Convertible Debentures of Eurotech, Ltd., due February 23,
         2002 dated January 9, 2002                                        19

99.8 Eurotech, Ltd. Press Release dated March 1, 2002 announcing appointment of Todd J. Broms as President and Chief Executive
         Officer                                                           21

99.9     Eurotech, Ltd. Press Release dated March 5, 2002 announcing
         financing commitment from Jenks & Kirkland, Ltd.                  21

99.10    Transcript of Prepared Speech to be presented at the Annual
         Meeting of the Company's Shareholders on March 29, 2002           22

99.11 News Release - Eurotech's CEO, Todd J. Broms, Announces The Engagement of EB Associates, LLC as Senior Financial Advisor,
         Office of the President                                           24

99.12 News Release - Todd J. Broms, Eurotech's CEO, Issues Shareholder Update; Company Initiates On-Going Strategic Review of Its
         Portfolio of Technology Assets                                    25

99.13 News Release - Todd J. Broms, Eurotech's CEO, Issues Shareholder Update; Eurotech Continues Corporate and Financial Restructuring
         Initiatives                                                       26

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
         President                                                          *

99.16 News Release - Todd J. Broms, Eurotech's CEO, Issues Shareholder Update; Eurotech Continues Corporate and Financial Restructuring
         Initiatives                                                       29

99.17    The American Stock Exchange Letter dated August 26, 2002          30

99.18 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 -
         Mr. Don V. Hahnfeldt, President and Chief Executive Officer       *

99.19 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 -
         Dr. Randolph A. Graves, Chief Financial Officer and Vice
         President                                                         *


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

24 Incorporated by reference to such Exhibit filed with our annual report on Form 10-Q for the year ended March 31, 2002, on file with the SEC

25 Incorporated by reference to such Exhibit filed on Form 8-K as of May 17, 2002 (filed with the SEC on the same date)

26 Incorporated by reference to such Exhibit filed on Form 8-K as of June 13, 2002 (filed with the SEC on June 17, 2002)

27 Incorporated by reference to such Exhibit filed on Form 8-K as of 24 July, 2002 (filed with the SEC on August 6, 2002)

28 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the year ended June 30, 2002, on file with the SEC

29 Incorporated by reference to such Exhibit filed on Form 8-K as of 23 August, 2002 (filed with the SEC on August 26, 2002)

30 Incorporated by reference to such Exhibit filed on Form 8-K as of 26 August, 2002 (filed with the SEC on August 30, 2002)

31 Incorporated by reference to such Exhibit filed on Form 8-K/A as of 9 September, 2002 (filed with the SEC on October 7, 2002)

32 Incorporated by reference to such Exhibit filed on Form 8-K as of 24 September, 2002 (filed with the SEC on October 7, 2002)

33 Incorporated by reference to such Exhibit filed on Form 8-K as of 25 September, 2002 (filed with the SEC on October 7, 2002)