Form 10-K
period 2002-12-31
EUROTECH LTD
filed 2003-05-06
CIK 1033030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                          ------------------------------------------------------

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                         COMMISSION FILE NUMBER  000-22129
                                                 -------------------------------

                                    Eurotech, Ltd.
--------------------------------------------------------------------------------
                   (Name of registrant as specified in its charter)

           District of Columbia                             33-0662435
-----------------------------------------        -------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

       10306 Eaton Place, Suite 220
             Fairfax, Virginia                                22030
-----------------------------------------         ------------------------------
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code   (703) 352-4399
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.00025 par value
--------------------------------------------------------------------------------
                                 Title of class

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes [ ] No [X]

         On June 30, 2002, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $13,564,902.

         On April 15, 2003, the registrant had approximately 94,923,797 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

            None, other than exhibits listed as incorporated by reference on the exhibit table hereto.

                                INTRODUCTORY NOTE

THIS REPORT MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE COMPANY'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND," "COULD," "ESTIMATE," "MIGHT," OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS, BY THEIR NATURE, INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, VOLATILITY OF STOCK PRICES AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         We are a development-stage company engaged in the business of acquiring, developing, and marketing emerging chemical and electronic technologies designed to create products for use in the environmental and security sectors. We manage engineering and scientific development programs designed to identify products and processes that have differentiated characteristics with possibly reduced manufacturing and/or use risks. Our portfolio of technologies and potential products include: (a) proprietary materials created to specifically solve the problems of how nuclear and other hazardous wastes are cost effectively contained, (b) advanced performance materials for use in industrial products such as coatings and paints, and (c) through our subsidiary, Markland Technologies, Inc., a publicly-traded Florida corporation, referred to herein as Markland, automatic detection of explosives and illicit materials for use in homeland security. We are seeking to commercialize our technologies using various financial and transactional vehicles including: technology transfer, licensing, joint venture, and distribution agreements.

         Our business is divided into three divisions: (i) Nuclear & Environmental Technology Solutions, (ii) Security & Safeguards (which is currently conducted through our Markland subsidiary) and (iii) Advanced Performance Materials.

         Our nuclear and environmental technologies consist of a family of silicon-based geopolymers known as EKOR(TM), a fire-resistant surface fixative known as Rad-X and a set of remote sensing technologies (known as Electromagnetic Radiography, or EMR, and Acoustic Core, or AC) for subsurface investigation. All three technologies are aimed at initial opportunities for sale or licensing within key U.S. Department of Energy, or DOE, geographic areas and overseas in the United Kingdom, Germany and Russia. During 2002, we completed several demonstration contracts for EKOR(TM) In December, 2002, we agreed to license the rights that we own to the AC technology to Markland. In March, 2003, we entered into an agreement to license the rights that we own to certain of these technologies of HomeCom Communications, Inc., a Delaware corporation (referred to herein as HomeCom). See "Business -- Recent Events" below.

         Our safeguards and security technologies, now conducted through Markland, are intended to provide or be a part of cost efficient and reliable solutions to homeland security needs. Two technologies currently under development are the AC technology and Crypto.com(TM) relating to, respectively, "in-situ" detection of various materials including certain explosives and illicit materials and "cyber-space" security solutions to provide a high level of encryption-based security. We have also previously launched, and Markland continues to develop, a development program for an Automated Portal Threat Inspection System, or APTIS, to fill a homeland security need for automatic, efficient screening for plastic explosives carried by personnel and baggage at airports and secure facilities.

         Our advanced performance materials technologies centers around other technology not related to hazardous waste and security. The technology based upon Hybrid Nonisocyanate Polyurethane, or HNIPU, is intended as a replacement for conventional polyurethane binders, commercial coatings, paints, adhesives, and foams. We are in discussions with domestic and international parties relating to licensing, selling and/or joint venturing for developing and commercializing certain HNIPU technologies and variants. The technologies can be used, potentially, for non-toxic industrial paints and coatings and non-toxic foam products such as, but not limited to, certain components contained in automotive interiors.

During second quarter 2002, we successfully demonstrated an acrylic version of HNIPU. In March, 2003, we entered into an agreement to license the rights that we own in HNIPU to HomeCom.

         We hold a greater than 50% equity interest in several Israeli research and development companies which may be deemed to be subsidiaries. In addition, we also own a majority interest in Crypto.com, Inc., a Delaware corporation, which, prior to the Markland transaction, held certain encryption technology assets currently under development. Such assets, including the trademark "crypto.com" were transferred to Markland in December 2002, although Crypto, though holding no assets, remains a majority-owned subsidiary of ours.

         We were incorporated under the laws of the District of Columbia on May 26, 1995. Our executive office is located at 10306 Eaton Place, Suite 220, Fairfax, Virginia 22030 and our telephone number is (703) 352-4399. Each of our operational divisions (some conducted through subsidiaries) are described in the following sections. In this Report, the terms "Company," "we," "us," "our" and similar terms refer to Eurotech, Ltd., a District of Columbia corporation.

RECENT EVENTS

         On November 26, 2002 we announced that we signed a Cooperative Research and Development Agreement, or CRADA, with the United States Air Force. The objective of the CRADA is to jointly develop a system that will demonstrate the effectiveness of the Acoustic Core technology to non-intrusively detect explosive materials in cargo and/or vehicles. The CRADA Team will consist of personnel from the Company, U.S. Air Force Air Mobility Battle Lab, and other USAF and Department of Defense, or DOD, personnel from the operating location and technical experts as required. The CRADA is now being conducted through Markland. Markland will provide the Acoustic Core explosive detection system, including the data collection hardware, analysis software/hardware system and technical guidance for operation. The Air Force will provide the necessary technical support for the trial activity phase and cargo pallets and/or vehicles for the demonstration phase. The Air Force Air Mobility Battle Lab will also arrange to provide the facilities, explosives and resources necessary to conduct the demonstrations. In general, USAF personnel will be responsible for the demonstration of the system with assistance from Markland, and Markland will be responsible for the setup and operation of the system with oversight and assistance from USAF personnel. The program schedule is estimated to be four to six months in length and is divided into three phases. The first phase consists of collection of raw acoustic data from containers utilizing surrogate explosive targets and will be performed at Idaho National Environmental and Engineering Laboratories. The second phase consists of collection of acoustic signatures of various explosive materials under a controlled environment within DOD facilities. The third phase consists of demonstration of technology capabilities within a field evaluation test. Successful completion of this program could lead to potential acquisition programs using the technology to screen air cargo and within various DOD force protection tasks.

         On December 10, 2002, we received a written notice from the staff of the American Stock Exchange indicating that such staff had determined that we would not be able to regain compliance with the AMEX's continued listing standards by March 31, 2004, and that the Exchange intended to proceed with the filing of an application with the Securities and Exchange Commission, or SEC, to strike our common stock from listing and registration on AMEX if we did not appeal such determination by Tuesday, December 17, 2002. On December 12, 2002, our board of directors decided not to appeal such determination and effective as of the close of trading on December 24, 2002, our common stock was delisted from trading on the Amex and thereafter began being quoted on the Pink Sheets Electronic Quotation Service under the symbol "EUOT." Our common stock will be listed on the Pink Sheets pending our continued pursuit of obtaining approval by the OTC Bulletin Board, or OTC BB, for the quotation of our common stock on the OTC BB.

         On December 19, 2002, we closed a transaction with Markland pursuant to which we agreed to license all of its rights to the Acoustic Core technology relating to illicit materials detection and exchange all rights related to certain cryptology technology held by Crypto for 239,927,344 shares of the outstanding common shares of Markland, representing approximately 80% of the outstanding common shares at the time of closing. As part of this transaction, we agreed that the CRADA would be conducted through Markland and that we would endeavor to have our rights in the CRADA assigned to Markland.

         Also on December 19, 2002, we executed a definitive Pledge and Security Agreement with our principal stockholder, Woodward LLC, or Woodward, pursuant to which Woodward surrendered its rights to receive approximately $5.7 million of our Series B 5% cumulative convertible preferred stock, or Series B Preferred, in exchange for a security interest in the shares of Markland we concurrently acquired 50% of the proceeds generated from future sales by us of these same shares. Such transactions is referred to herein as the "Security Arrangement." It is in our sole discretion on how and when these securities will be sold, if at all, subject to applicable laws. Subject to applicable law, such proceeds, when received by us, will be directed to automatically redeem the balance of the shares of Series B Preferred owned or to be acquired by Woodward, in lieu of the previously agreed upon redemption schedule for the Series B Preferred. If redemptions under the Security Arrangement occur later than as would be mandated by the previously agreed upon schedule, the previously agreed upon schedule shall prevail. We subsequently agreed to with Woodward to terminate the Security Arrangement as described below.

         On March 27, 2003, we announced that we agreed to license the rights we own to the EKOR(TM), HNIPU and EMR/AC technologies to HomeCom. The agreement calls for us to exchange the license to the technology in exchange for (i) shares of HomeCom's newly issued Series F Convertible Preferred Stock, which, when sufficient shares of HomeCom common stock are authorized by HomeCom's stockholders, will be convertible into 75% of HomeCom's common stock (ii) shares of newly issued Series G Convertible Preferred Stock with a stated face value of $1.069 million and (iii) varying royalty payments based on net sales of different types of licensed products. HomeCom plans to file a proxy to authorize the issuance of additional shares of common stock of HomeCom. Upon the closing of the sale of HomeCom's existing web hosting business (which also requires stockholder approval, and for which a proxy will be required) and the resignation of three current members of HomeCom's board of directors, the Company will have rights to majority control of the HomeCom board of directors and responsibility for the assignment of any new executive management positions in HomeCom. The proposed exchange transaction is subject to the satisfaction of certain conditions set forth in the transaction documents. The closing of these transactions has not occurred as of the date of this Report.

         Also on March 27, 2003, we announced that as part of the technology licensing transaction we entered into with HomeCom, we reached an agreement with Woodward to (i) retire all shares of our outstanding Series A 3% Convertible Preferred Stock held by Woodward and the rights of Woodward to receive shares of our Series B 5% Convertible Preferred Stock and (ii) cancel our obligation to issue to Woodward 10 million shares common stock in exchange for, respectively, $16 million of Series D Convertible Preferred Stock of Markland and $1.069 million worth of HomeCom Series G Preferred Stock. We have also agreed with Woodward that we will terminate the Security Arrangement upon the closing of this transaction. We expect to obtain the Markland Series D Preferred shares from Markland at the future closing of an exchange by us of 100 million shares of Markland common stock for such Series D Preferred Stock. We expect to receive the HomeCom Series G Preferred at the future closing of its technology licensing transaction with HomeCom. The closing of these transactions has not occurred as of the date of this Report and are subject to the satisfaction of certain conditions set forth in the transaction agreements.

         On April 2, 2003, we announced that Carey Naddell was appointed our Chairman of the Board to replace Don V. Hahnfeldt, who stepped down as Chairman of the Board, but who will continue to serve as a director of the Company. Mr.

Naddell has served as an independent director of the Company since March 2002, and has been chairman of the Audit Committee of our board of directors. It is expected that Mr. Naddell will serve as Chief Operating Officer through a transition period up to three months, after which he will become our President and CEO. During such time, Mr. Hahnfeldt will continue as President and CEO in a transitional capacity.

OUR OPERATING DIVISIONS

NUCLEAR & ENVIRONMENTAL TECHNOLOGY SOLUTIONS DIVISION (NETS)

         Our NETS division operates under a quality assurance program that meets Federal, domestic and international requirements, including auditing suppliers and testing laboratories. NETS has three technologies that are being actively marketed. They consist of a family of silicon-based geopolymers known as EKOR(TM), a fire-resistant surface fixative known as Rad-X, and a set of remote sensing technologies for subsurface investigation known as EMR. Each technology was introduced to the market in 2001. All three technologies are aimed at initial opportunities for sale or licensing within the DOE market. In 2002, this division had revenues of $66,174. In December 2002, we agreed to license the illicit materials detection application of EMR to Markland. On March 27, 2003, we entered into an agreement to license EKOR(TM) and the remaining rights we hold in the EMR/AC technologies to HomeCom.

         Despite significant technical advantages to our technologies and successful demonstrations at various sites, project implementation and full-scale application has been initially negatively impacted by budgetary reductions within the DOE and re-evaluation of priorities and projects as a result of the terrorist attacks of September 11, 2001. Notwithstanding the foregoing, we believe that the increased attention to Homeland Security will result in a more favorable marketplace for our technologies.

         The following is a description of our NETS technologies:

1.       EKOR(TM)

         BACKGROUND. EKOR(TM) was developed jointly by scientists at the I.V. Kurchatov Institute, or Kurchatov, and members of the Euro-Asian Geophysical Society, or EAPS, both based in Moscow, Russia, as a family of materials designed for long-term isolation of hazardous and radioactive materials. As a silicon-based elastomer, EKOR(TM)'s adhesive properties allow it to stick to a wide variety of wet or dry surfaces and materials. When applied, EKOR(TM) materials surround and immobilize radioactive or hazardous debris ranging from fine dust to large pieces of equipment and, in combination with their fire-resistant and water-proof properties, prevent such debris from migrating by water or as air-borne particles. EKOR(TM) materials also possess other highly desirable performance characteristics such as chemical , fire and heat resistance, and resistance to environmental aging and degradation from radiation. In addition to its unique combination of performance characteristics, EKOR(TM) comes in multiple composite forms and can be applied using specified methods for waste coating and encapsulation. This allows EKOR(TM) to be used as a solution for a broad spectrum of nuclear and hazardous waste management problems.

         The EKOR(TM) product family's performance characteristics and flexibility of form make it a tool for a broad spectrum of applications. There are five basic forms of EKOR(TM):

         o Sealer Plus, which can be sprayed to coat containers or cover contaminated surfaces;

         o Sealer, which can be applied using a brush or poured in a range of densities to fill crevices, ducts or pipes;

         o Foam, which is pumped in a range of densities to fill crevices, ducts or pipes;

         o Grout, applied in a pour and mix method, which can be used to make shapes for shielding or to macroencapsulate items to form an unleachable monolith for transportation or disposal;

         o Matrix, applied in a pour and mix method, which can be used to microencapsulate radioactive or hazardous wastes to form an elastomeric monolith for transportation or disposal; and

         o StoneStore, applied in a pour and mix method, which can be used to microencapsulate highly radioactive waste and will form a ceramic monolith for permanent disposal.

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

         NuSil Technologies, or NuSil, is now producing EKOR(TM) under a manufacturing license agreement with us at its facilities in California. This agreement allows EKOR(TM) materials to be manufactured in volumes sufficient to support estimated initial EKOR(TM) sales both within and outside of the United States. We contemplate developing more local production in Europe and Asia as demand increases.

         In 2001, we successfully replicated the Israeli formula for EKOR(TM) to make EKOR(TM) products in the United States. In March 2001, the EKOR family of products was presented to waste management professionals from around the world at the annual Waste Management Symposium in Tucson, Arizona. As a result of the interest generated at the symposium, we have been presenting EKOR(TM) for use in a variety of applications at DOE sites to various waste management professionals. Also in 2001, we successfully completed product testing for the first EKOR produced in the United States. This testing validated EKOR(TM)'s expected performance and provided information required by contractors at DOE sites.

         During 2002, EKOR(TM) was selected as a waste stabilization material at multiple DOE sites. Battelle Memorial Institute, Columbus, Ohio, under a site decommissioning contract from the DOE, applied EKOR(TM) within a series of reactor drain pipes to immobilize residual radioactive contamination, protecting workers, the public and the environment during facility sectioning and disposal. EKOR(TM) was selected by Westinghouse Savannah River Company at the DOE Savannah River Site near Aiken, South Carolina to encapsulate Low Activity Cell Debris in compliance with the State of South Carolina regulations for containment and disposal of radioactive waste. EKOR(TM) is actively being considered by the Pacific Northwest National Laboratory, a DOE national laboratory, to stabilize Alpha Dust in the H-Basin Fuel Pool, which will provide protection to workers during facility decommissioning. EKOR(TM) is also under consideration by BNFL, Inc, to stabilize radioactive contamination in waste disposal tanks at the DOE Mound Site near Miamisburg, Ohio and in Sellafield, England, which BNFL uses as a primary waste disposal site. EKOR(TM) was recently tested at the DOE Argonne National Laboratory to immobilize surrogate radioactive calcined waste and salts. Initial evaluation of EKOR(TM) is promising for High Level Waste Immobilization. The DOE has more than 100 million gallons of HLW at their Hanford and Savannah River Sites with additional significant volumes of calcined waste at the DOE Idaho Falls facility. We will continue to perform testing on additional product forms of EKOR(TM) in 2003.

         INTELLECTUAL PROPERTY. EAPS, as the lead inventor, has patented EKOR(TM) in the U.S., Russia, and other industrialized countries. On March 23, 1999, the U.S. Patent and Trademark Office issued to EAPS Patent No. 5,886,060 on the process for manufacturing one of the EKOR(TM) compound variants. Under sub-licensing agreements, Eurotech is the exclusive global licensee of all right, title and interest (inclusive of all patent and other intellectual property rights now or in the future) in EKOR(TM). For that license and specified research and development and engineering services, we are required to make fixed payments to EAPS at the rate of $120,000 per year until 2005. We paid $132,000 to EAPS during 2002, the additional $12,000 being attributable to the accelerated development of the StoneStore technology. Our revenue from net sales of EKOR(TM) are subject to royalties aggregating up to 3%, increasing in 2005 to 3.1% on certain of such revenues. In particular, royalties are payable at the rate of 1% to the intermediate licensee of the EKOR technology; a further 2% royalty on certain of our EKOR(TM) revenues payable to another entity that until November 30, 1999 owned a 50% interest in the EKOR(TM) sublicense; and, beginning in 2005, a 0.1% royalty on product sales payable to EAPS. We do not at this point know whether we will be in a position to successfully file for additional patents on any other aspect of EKOR(TM) and we do not know if additional proprietary technology that we develop relating to EKOR(TM) will prove patentable.

         In addition to patent protection, another form of protection for our proprietary assets is through the screening and selection of prospective working partners and collaborators, employees and consultants. We cannot, however, be sure that one or more of these people will not violate the trust that we repose in them, that, even though we have signed confidentiality agreements, we would have adequate remedies for any violation, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

         The use of EKOR(TM) is subject to U.S. environmental safety laws and regulations pertaining to the safe use and containment of hazardous and nuclear waste. Based on the results of tests conducted at Kurchatov and those performed to date in the United States, we believe that the EKOR(TM) compounds meet current applicable regulations for safe use, containment and storage of hazardous and nuclear materials. It is, however, possible that more stringent or different standards may be adopted or applied in the future that might influence EKOR(TM)'s intended use, and it is also possible that the standards, if adopted or applied, may materially increase the cost to us of using EKOR(TM) compounds or prevent their use altogether. We are not aware of any other U.S. or foreign laws or regulations that significantly hinder the marketing, sale, or use of EKOR(TM) based materials.

         We have applied for trademark protection for the mark "EKOR" with the U.S. Patent and Trademark Office.

         INVESTMENT. Through December 31, 2002, we have spent approximately $27,726,021 ($326,021 in 2002) on the development of EKOR(tm), including costs of manufacturing, materials, testing, salaries, and consulting fees and travel expense reimbursements paid to the Russian scientists and others.

         COMMERCIALIZATION. Since EKOR(TM) has not generated the revenues that were projected in its first two years of marketing. EKOR(TM)'s acceptance into nuclear waste management has been slower than anticipated resulting in lower than expected revenue generation. However, we believe that EKOR(TM) is the most technologically advanced material for comprehensive long-term isolation of both solid and liquid radioactive materials, suppressing radioactive dust and preventing such materials and dust from escaping into the atmosphere and from leaching into and contaminating ground-water supplies. We believe that EKOR(TM) also has properties that make it a superior, cost effective and safer isolation technology for some non-radioactive hazardous materials and a unique sealant for potential applications in the construction industry. Significant technical issues remain, including those dealing with the residue from production of nuclear weapons and the examination of all research that supported that production and the disposal issues of nuclear fuel being discharged from nuclear power plants. These issues are the responsibility of the DOE.

         Our NETS division offers EKOR(TM) for sale in quantities ranging from 5-gallon containers and 55-gallon drums to specialized application guns with material cartridges. We also offer technical support to clients in evaluating the appropriate equipment and form of EKOR(TM) for their specific needs. We offer project management support, application training and equipment rental or sale, but we do not provide application personnel. Following the introduction of EKOR(TM) in March 2001, we targeted several DOE sites for demonstrations that that we believed would lead to project implementation and then full-scale application. Specifically, we had substantial discussions with staff at Savannah River Site (or SRS, near Aiken, South Carolina), Oak Ridge National Laboratory (or ORNL, in Oak Ridge, Tennessee), Fernald Closure Site (in Fernald, OH), Battelle Memorial Institute (or BMI, in Columbus, Ohio), Rocky Flats Environmental Testing Site (or RFETS, near Denver, Colorado), Los Alamos National Laboratory (or LANL, Los Alamos, New Mexico), Lawrence Livermore National Laboratory (or LLNL, Livermore, California), Hanford Reservation (Richland, WA) and Idaho National Engineering & Environmental Laboratory (or INEEL, Idaho Falls, Idaho). We have had numerous meetings with DOE staff at their headquarters in Washington, D.C. and Germantown, Maryland. We also introduced EKOR(TM) to companies doing project and management work at DOE and commercial sites. We arranged demonstrations at SRS, ORNL, BMI, INEEL and at our production facility in California for staff from RFETS and ORNL.

         The technical performance of EKOR(TM) was excellent, but early demonstrations did point out that the Sealer product, as a solution that required mixing of a paste and catalyst and significant monitoring of specialized application equipment, needed further development to be more user-friendly. To address this issue, our technical staff, working with NuSil and EAPS, created a one-part formulation that could be applied, as received from the factory, using standard airless paint sprayers. The new product, Sealer Plus, was introduced in November 2001 and was initially demonstrated at BMI in January 2002. In that initial demonstration, Sealer Plus was applied to a variety of surfaces and tested for over a month to evaluate durability and performance. Its ease of application and successful performance led BMI to incorporate it into their planning for decommissioning work at BMI and West Valley. Reception from other potential users has also been positive.

         The EKOR(TM) Foam product is currently not receiving funding as we are concentrating funds on the Sealer, Matrix and Grout products.

         The demonstration of EKOR(TM) Grout at INEEL highlighted its ability to operate in an underwater environment. INEEL has certain components that are being stored underwater because of their behavior when exposed to air. Using EKOR(TM) Grout to encapsulate these components underwater and form a nearly impermeable barrier may permit removal of these components from pool storage and disposal in a normal non-aquatic manner. Due to the success of this demonstration, EKOR(TM) Grout was selected as a technology participant in their Large Scale Demonstration & Deployment Project, or LSDDP, originally scheduled to start in October 2001 but is currently on hold due to postponements during 2002.

         EKOR(TM) Matrix was demonstrated at the Savannah River Site with personnel from Westinghouse Savannah River Company in March 2001. It was used in bench-scale quantities (200 ml per application) to encapsulate incinerator ash and wet resins and then in a gallon size to encapsulate several gallons of simulated radioactive cell debris. In each application, the material cured over a 24-48 hour period into a solid elastomeric monolith. Based on the results of the demonstration, Matrix was chosen as the encapsulation technology for debris coming from cleanup of SRS's Low Activity Cells. The project, scheduled to start in March 2002, was on hold through 2002 due to DOE funding and other project priorities at Westinghouse Savannah River Company.

         Although EKOR(TM) is not a shielding material itself, in 2002 we demonstrated it to be a satisfactory medium into which shield material may be incorporated. EKOR(TM) Matrix was loaded with various percentage amounts of neutron-absorbing boron in one project and gamma shielding tungsten in another, which demonstrated EKOR(TM)'s radiation resistance with radiation shielding capabilities.

         StoneStore is a form of EKOR(TM) that we believe has the potential to change the way to permanently encapsulate high-level radioactive waste. By using certain minerals as fillers in conjunction with the block copolymer that forms the base of all EKOR(TM) materials, StoneStore starts as an elastomer but transitions into a hard ceramic with high doses of radiation. This process does not require high temperatures or pressures and can be compared to a room-temperature version of vitrification, only without the complex chemistry concerns. The DOE has estimated that their vitrification projects may cost up to $500 billion to dispose of existing highly radioactive waste, but use of StoneStore may be able to reduce that estimate by 50-75% or more.

         We did not achieve our initial projections of $5-10 million in total EKOR(TM) sales beginning in 2001. Our sales of EKOR(TM) in 2002 amounted to only $66,174. We believe these shortfalls in revenue generation are the result of our overly optimistic projections in penetrating the nuclear waste market and various other unanticipated events. Production of EKOR(TM) at NuSil was more difficult than anticipated and required delay of product rollout until March 2001, effectively delaying marketing by several months. We also believe the change in U.S. government priorities and its appointed officials created a flurry of change at DOE that caused most Decommissioning & Dismantlement, or D&D, activities within their sites to stop or slow severely. As DOE waste management and D&D strategies, budgets and schedules were close to being initiated, the events of September 11th apparently caused another reevaluation, with the result being DOE sites that did not know their 2002 budgets until January 2002, some four months later than usual.

         Since EKOR(TM) did not generate the revenues projected in its first two years of marketing, we have reviewed EKOR(TM) with respect to its performance and continued justification for carrying this technology as a depreciable asset. While the numerous EKOR(TM) demonstrations and small-scale applications, which have been performed at various U.S. nuclear sites and for a variety of government contractors have generally been successful, the contracts and revenues anticipated from them have not been realized yet for several unforeseen reasons. These include delayed funding for some projects such as the Large Scale Demonstration Project for which EKOR(TM) was selected for nuclear waste encapsulation at Idaho National Engineering and Environmental Lab, and Savannah River Site encapsulation of hot cells for which EKOR(TM) was the successful competitor. The general cause for the overall delay in launching a successful commercialization of EKOR(TM) has been the general lack for funding available since EKOR(TM) was introduced due to reasons ranging from change in Presidential Administrations and Secretary of Energy, to shifts in priorities since September 11, 2001 terrorist attacks and war against terrorism, as well as EKOR(TM)'s ability to displace previously selected conventional products for use in encapsulation of nuclear waste. In spite of these delays in EKOR(TM)'s commercial success, we continue to maintain very high confidence in EKOR(TM)'s marketability and revenue generation potential in the nuclear and hazardous waste treatment industry. We fully expect that EKOR(TM) will be a viable solution to many of the nuclear waste containment, transportation, storage and disposal challenges existing today. However, as a result of this assessment of EKOR(TM)'s sales performance and the unpredictability of future delays of funding that may continue to affect EKOR(TM), we recorded an impairment loss of $3,084,947 related our EKOR(TM) technology rights in the fourth quarter of 2002.

2.       RAD-X

         BACKGROUND. Rad-X was developed from a version of Firesil(TM), using certain new ingredients to improve its properties for its intended use as an interior fire-resistant fixative for equipment or facilities with contaminated surfaces. See "Business - Technologies Acquired from Dr. Oleg Figovsky - FIRESIL" below. Rad-X differs from EKOR(TM) Sealer Plus in that it is not weather-resistant and does not have the chemical, radiation and aging resistance needed for long-term protection. Rad-X does provide a low-cost fixative for surfaces that are scheduled for disassembly or dismantlement and need strong adhesion (glue-down of contaminated particles that could become airborne) and fire-resistance properties. Rad-X was first presented to the market in September 2001. The Rad-X technology is not being licensed to HomeCom and is currently being retained by us.

         INTELLECTUAL PROPERTY. We have chosen to protect our interest in Rad-X by treating the formulation as proprietary property. The solution is produced under contract by Davis-Frost, Inc., a coating fabricator based in Lynchburg, Virginia. We entered into a confidentiality agreement with Davis-Frost, Inc. that precludes any dissemination of the formulation for Rad-X.

         INVESTMENT. Our investment to date in the creation of the Rad-X product line, is less than $20,000. Including testing and marketing samples projected in 2002, the total investment in its development and commercial roll out should be less than $50,000. During 2002, we spent $5,161 in connection with Rad-X, all of which was paid to Davis-Frost, Inc.

         COMMERCIALIZATION. Rad-X was initially created for feasibility testing at DOE's Rocky Flats Environmental Testing Site, or RFETS, and was delivered in late September 2001. Testing of the product at other laboratories occurred in November 2001. This testing confirmed its outstanding fire and smoke resistance. Rad-X may be one of a very few coatings that can meet proposed DOE fire/smoke criteria for certain specialized applications. Rad-X was marketed in connection with EKOR(TM) at DOE sites that are performing decommissioning or hazardous material management in 2002. Initial small sales of Rad-X have commenced in 2003.

3.       SUBSURFACE REMOTE SENSING TECHNOLOGIES (EMR/AC)

         BACKGROUND. In an agreement dated July 2001 and amended on October 3, 2001 with Trylon Metrics, Inc., we were licensed certain rights to Acoustic Core and Electromagnetic Radiography for specific markets, consisting of (i) illicit material detection, (ii) above surface or subsurface nuclear or other hazardous material remediation, (iii) marine dredging sites (inland and ocean) and (iv) oil exploration. We have agreed to license the illicit materials detection application to Markland and the remaining three applications to HomeCom.

         Both technologies use a non-contact inspection methodology (unique for each technology) that creates signals that are then interpreted by a digital analyzer that allows identification of elemental or compound materials from their empirically determined properties. Acoustic Core is used in applications that are predominately wet (i.e., riverbeds, wetlands, etc) and EMR is used in dry environments. Completed research and development studies have verified that Acoustic Core and EMR can uniquely identify materials by their acoustic or electromagnetic signatures, but the unique feature of these technologies is its ability to map in three dimensions the existence of target materials at extremely low concentrations at depths of up to 300 feet. The capabilities of these technologies complement the EKOR(TM) product line by, for example, allowing tanks of waste to be monitored for leaks and the leaks, when discovered, targeted for repair. Acoustic Core and EMR have applications in every market that involves subsurface evaluation, from contamination discovery and monitoring to resource discovery. The October 3, 2001 Amendment to our agreement with Trylon Metrics granted certain additional rights to us which allowed us to further market this core technology to provide screening capabilities for explosives. Due to pressing needs for this type of technology in the marketplace, the application of Acoustic Core through Markland environment has become one of our core developmental initiatives.

         INTELLECTUAL PROPERTY. The Acoustic Core technology is covered by U.S. Patent 4,922,467. EMR is currently protected by trade secret. We acquired the worldwide rights to the applications of these technologies listed above, without restrictions, in July and October 2001. We have subsequently agreed to license the illicit materials detection application to Markland and remainder of our rights to HomeCom.

         INVESTMENT. We issued 2,500,000 fully paid and non-assessable shares of restricted common stock, valued at $2,500,000, for the acquisition of the rights to Acoustic Core and EMR, including derivatives of this technology which are also being used by us through Markland. Included with the technologies were the exclusive services of companies that have manufactured them and demonstrated them in the field. During the third and fourth quarters of 2001, we spent an additional $50,000 on further development, refinement, and marketing of the Acoustic Core and EMR for the NETS market segment. During 2002, we spent an aggregate of $844,202 on Acoustic Core and EMR, of which $600,000 was capitalized. We agreed to license the illicit materials detection application to Markland in December 2002 and remainder of our rights to HomeCom in March 2003.

         COMMERCIALIZATION. Both Acoustic Core and EMR have been validated in tests at DOE sites (Oak Ridge and INEEL) on a variety of materials utilizing prototype instrumentation. Sandia National Laboratory did an in-depth evaluation of the science behind these technologies in 1999 and concluded that they provide a unique capability to identify and map in three dimensions low levels of material concentration at substantial depths. Combined with this performance is a cost effectiveness that should be considerably more economical than current methods. During the fourth quarter of 2001, we submitted several proposals to the DOE for evaluation of areas of potential contamination and to commercial entities being pressured by the EPA for potential subsurface contamination, but they have not been selected for inclusion in currently funded programs to date.

         In 2002, we successfully funded a prototype illicit materials detection apparatus which was reviewed by the Air Force and led to our November 2002 agreement with the Air Force. We are marketing to U.S. agencies (DOE, DOD and EPA) and companies either performing work for those agencies or responsible for cleanup activities being required by them. The ability of Acoustic Core and EMR in resource detection (oil, gas, minerals) will be explored in 2003 through HomeCom.

ADVANCED PERFORMANCE MATERIALS DIVISION (APM)

         In 2001, we formed the Advanced Performance Materials Division. Our objective is to organize our non-nuclear and non-security related technologies into a business unit that would provide focus to their commercialization effort, coordinate on-going research and developement related to those technologies, allow prioritization of marketing efforts in-line with available corporate resources and provide a managerial structure and point of contact for potential licensees. The main principal of the APM division is Dr. Oleg Figovsky, a renowned Israeli scientist, who has decided to sell and license his technologies to us through various technology transfer agreements. In the APM division, we are conducting operations relating to technologies acquired directly from Dr. Figovsky and the following seven single technology Israeli startup companies which developed certain technologies and in which we own a significant equity interest. A majority of these companies have proceeded through their "incubator stage" and the subject technology is awaiting commercialization as we either own or control (through stock ownership in such entities) the intellectual property rights of these entities. However, due to limited working capital, management decided to temporarily curtail the funding of the operations and further development of the technologies and related operations for five of the Israeli-based technology companies: Comsyntech, Ltd., Remptech, Ltd., Sorbtech, Ltd., Rademate, Ltd. and Amsil, Ltd.

         Chemonol, Ltd., or Chemonol, has developed formulations and processes for manufacturing hybrid non-isocyanate polyurethane (known as HNIPU) for use in paints, coatings, adhesives, sealants, forms, and other industrial applications;

         Sorbtech, Ltd., or Sorbtech, has developed a new inorganic sorbent (known as SB-1) for petroleum product removal;

         Rademate, Ltd., or Rademate, has developed a biodegradable hydrophobic material with application as a packaging coating for the food industry;

         Remptech, Ltd., or Remptech, has developed processes for the production of extra-fine cobalt and nickel powders and a continuous combustion synthesis technology;

         Comsyntech, Ltd., or Comsyntech, is developing a process for the continuous combustion synthesis of ceramic, composite and intermetallic powders;

         Amsil, Ltd., or Amsil, is developing high-thermostable organomineral polymers; and

         Corpem, Ltd., or Corpem, is investigating the feasibility of water-based suspensions utilizing innovative cross-linking agents, which would result in non-toxic environmentally friendly, highly stable, crack resistant coatings for concrete, metal or rubber. However, we abandoned our investment in this entity during 2002.

1.       CHEMONOL (DEVELOPER OF HYBRID NON-ISOCYANATE POLYURETHANE OR "HNIPU"
         PROCESSES)

         BACKGROUND. HNIPU is a hybrid polyurethane that does not involve the toxic isocyanates utilized in the production of conventional polyurethane and that has lower permeability and greater chemical resistance qualities as compared to conventional polyurethane. We believe that these advanced characteristics, in addition to the potential reduced risk from the elimination of isocyanates in its production, make HNIPU superior to conventional polyurethanes in connection with their use in a number of industrial application contexts such as manufacturing automotive components, paints, foams, plastics and truck bed liners; aerospace sealants, industrial adhesives, coatings, flooring, glues; industrial equipment and machinery; and consumer goods such as appliances, footwear, furniture and plastic products. We have agreed to license the rights we own in HNIPU to HomeCom.

         INTELLECTUAL PROPERTY. On December 25, 1997 Chemonol filed an Israeli patent application (122763) on a process to produce HNIPU. Chemonol and Polymate Ltd. (see disclosure below) jointly have filed two process patent applications in Europe (99100586.0-2110 filed on January 14, 1999 and 99114308.2-2102 filed on July 21, 1999). Chemonol and Polymate also filed an international patent application (PCT/IB99/01/01885 filed on November 24, 1999), based on the European applications.

         INVESTMENT. Chemonol is developing manufacturing techniques and applications for HNIPU. During 1997, 1998, 1999, and 2000, we invested $30,000, $60,000, $305,000, and $265,000 respectfully, for which we have acquired 52% ownership of the common stock outstanding. During 2001, we invested an additional $95,000 to facilitate technology transfer, bringing our total investment to $755,000, which represents 57% of ownership of the outstanding common stock of Chemonol. We invested no funds on Chemonol during 2002.

         COMMERCIALIZATION. Commercialization efforts for HNIPU are being handled by Eurotech, not Chemonol, and are addressed below under "Business - Technologies Acquired from Dr. Oleg Figovsky - HNIPU". Chemonol operations are dedicated to support transfer of the HNIPU technology to the U.S. and on-going product research and development as directed by Eurotech.

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

         Major advantages of SB-1 include:

         o Extremely high adsorption capacity. Common adsorption capacity for products currently in the market range approximately from
                  0.8 - 30 grams of petroleum products per gram of adsorbent weight (gr/gr). SB-1 adsorption capacity ranges from 12 to 82 gr/gr, depending on time and oil viscosity;

         o Naturally-occurring mineral. SB-1 itself, if handled in accordance with its prescribed use, is an environmentally clean material; and

         o        Nonflammable. SB-1 is thermally resistant (up to 700(degree)C)

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

         INTELLECTUAL PROPERTY. Sorbtech applied for patents for oil and waste adsorbent and the method of manufacturing the same with the U.S. Patent and Trademark Office (09/497,489) on February 4, 2000 and with the Israeli Patent Office (128402) on July 2, 1999. Sorbtech has withdrawn these applications at our request as we decided to apply trade secret laws to the protection of the Sorbtech technologies.

         INVESTMENT. During 1999 and 2000, we invested $62,500, and $260,000 respectfully bringing our total investment $322,500, which represents 52% ownership of the outstanding common stock of Sorbtech. We did not make any additional investment in Sorbtech in 2001 or 2002.

         COMMERCIALIZATION. It was determined in early 2001 that the production of Sorbtech SB-1 in North America was required for the final product to be cost competitive. Technologically, SB-1 repeatedly demonstrated superior sorbtive capacity when measured against polypropylene. Unfortunately, there are no existing North American facilities equipped with the appropriate technology to manufacture the required base fiber. Transfer of the technology including conversion of an existing U.S. facility or the construction of a dedicated production line will require a capital invest of at least several hundred thousand dollars. With company resources focused on commercializing HNIPU and other technologies, SB-1 marketing activities were restricted to our web site and select contacts with potential manufacturers. We have received some interest from potential end users of a final sorbent product. Potential users of the SB-1 material for manufacturing an end state sorbent product have elected to wait until cost competitive production can be established in North America. As these firms do not traditionally manufacture their sorbtive materials they have not expressed interest in initiating or funding the production of SB-1 material. Due to this fact, and the other commercialization efforts focused on HNIPU, we have decided to cease further development and active marketing of this product until such time as the manufacture or licensing of this technology becomes cost effective.

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

         INTELLECTUAL PROPERTY. Remptech's U.S. Patent (6,090,179) for powdered metallurgy technology was issued on July 81, 2000. On July 12, 1999, Remptech also filed under the Patent Cooperation Treaty (PCT/IL99/00379).

         INVESTMENT. During 1997, 1998, 1999, and 2000, we invested $21,000, $26,000, $165,500, and $80,000 respectfully bringing our total investment $292,500, which represents 52% of ownership of the outstanding common stock of Remptech. We did not make any additional investment in Remptech in 2001 or 2002.

         COMMERCIALIZATION. In 2001 and 2002, commercialization of Remptech was limited to direct mailings to potential candidate for acquisition of the technology and our web site. The direct mailings resulted in some requests for additional information.

4. COMSYNTECH (DEVELOPER OF CONTINUOUS COMBUSTION SYNTHESIS OR "CCS" AND CONTINUOUS ACTION REACTOR)

         BACKGROUND. With Comsyntech, we participated in the development of two technologies: CCS and Continuous Action Reactor.

         CCS. CCS is a newly devised process utilizing the internal chemical energy of initial reactants in a continuous action reactor, a device being developed by Comsyntech. We believe this process offers competitive advantages (such as increased productivity and lower production costs) over conventional technology. Comsyntech research and testing data indicate that materials produced with the CCS technology have exhibited superior high-thermomechanical properties such as high strength, thermo and wear resistance and good corrosion stability. Based on these properties, we believe that the CCS technology has potentially significant utility in producing ceramic, composite, and intermetallic powders with potential commercial application in the production of metal-cutting tools and abrasives, metal alloys, aircraft and automotive combustor, nozzle and turbine parts, piezo- and ferro-electric materials, and surgical instruments.

         Continuous Action Reactor (Method for Continuous Combustion Synthesis of ceramic, composite and intermetallic powders). The continuous action reactor offers the competitive advantage of increased productivity and lower production costs relative to conventional high-temperature furnace reactors and powder production processes. One apparatus replaces high-temperature furnaces as well as spraying and grinding equipment. Furthermore, this method offers additional significant advantages including:

         o        Rapid production. Large quantities can be quickly produced;

         o Lower manufacturing costs. Expensive high-temperature furnaces, complex processes, and equipment are eliminated;

         o Reduced energy consumption. Energy consumption is greatly reduced; and

         o Improved purity. Mixture purification during synthesis enables high purity materials to be obtained.

         INTELLECTUAL PROPERTY. CCS Patent application (127109) for a method of obtaining powders of inorganic compounds under combustion conditions was filed by Comsyntech with the Israeli Patent Office on November 17, 1998 and is pending. A patent application for a Continuous Action Reactor apparatus for self-propagating high-temperature synthesis was filed by Comsyntech with the U.S. Patent and Trademark Office (09/535,805) on March 28, 2000 and is pending.

         INVESTMENT. During 1997, 1998, 1999, and 2000, we invested $21,000, $26,000, $45,500, and $200,000 respectfully bringing our total investment $292,500, which represents 52% of ownership of the outstanding common stock of Comsyntech. We did not make any additional investment in Comsyntech in 2001 or 2002.

         COMMERCIALIZATION. Commercialization efforts in 2001 and 2002 were limited to our web site and target mailings to potential candidates for acquiring the technology. The target mailings generated a number of requests for additional information.

5.       RADEMATE (DEVELOPER OF RAPIDLY BIODEGRADABLE HYDROPHOBIC MATERIAL OR
         "RBHM")

         BACKGROUND. Rademate has developed a cellulose-based, rapidly biodegradable hydrophobic material, or RBHM. RBHM is a new, hydrophobic (water resistant), strong, cheap, and completely biodegradable composite material that is environmentally friendly. The idea of RBHM is to improve the properties of both paper and plastic packaging materials. Due to its biodegradable nature, RBHM is an ideal coating for disposable loose fill bags and packages. The material can be used as a commodity in trade, industry, and agriculture for a wide range of applications. To date, most attempts to produce biodegradable products for consumers focused on developing plastics that could biodegrade. RBHM approaches biodegradable products from the other direction - making cellulose-based material with the same physical properties as plastic, except the material biodegrades completely in the same time as regular paper bags.

         RBHM consists of cellulose (paper) and biodegradable organic additives. Biodegradation of RBHM occurs in wet soil under normal enzymatic action of various microorganisms - fungi and bacteria. We believe that the main advantages of RBHM are:

         o High Strength. RBHM's strength characteristics, especially combined with low elongation and acquired water resistance of the material, make RBHM unique and highly desirable for packaging applications.

         o        Water Resistance. RBHM keeps water resistance for one week.
                  Thus, it has excellent prospects for many packaging applications. Most of the existing biodegradable packaging products are not hydrophobic at all and will fail if wetted during use.

         o Full Degradation in the Environment. Enzymes begin breaking down RBHM in the presence of moisture in natural environments such as soil. Then microorganisms decompose the material with rapidly occurring metabolic reactions. RBHM is completely converted into carbon dioxide, water, and biomass in two to three months in wet soil. Thus, this process completely coincides with the definition of biodegradability given by most experts.

         o RBHM Uses Reproducible Natural Raw Materials. The cheapest raw material, as well as the most widespread organic material in nature, is cellulose. Cellulose is renewable, reproducing itself through the natural cycle. Sound environmental management balances resources, recycles whenever possible and uses them in a renewable cycle. Cellulose is present widely on the planet - in trees, bushes, grass, and other plants.

         o Relatively Low Cost. The main obstacle to widespread use of biodegradable polymers has been cost. Biodegradable polymers are traditionally significantly more expensive than commodity polymers. The high costs involved in the production of biodegradable polymers means that they cannot compete favorably with conventional polymers. RBHM does not have the cost barriers that are characteristic of all the other biodegradable plastics. This high cost deterred the widespread adoption of biodegradable plastics in major consumer application. At an additional cost of less than 10% , and sometimes less depending on the type of material treated, materials treated with RBHM provide plastic-like performance and are biodegradable. On the other hand, currently available degradable materials can cost twice as much.

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

         INTELLECTUAL PROPERTY. Rademate was issued U.S. Patent #6294265 for "Hydrophobic biodegradable cellulose-containing material" on September 25, 2001. Rademate has one application with the Israeli Patent Office (126306), dated September 23, 1998, which is pending.

         INVESTMENT. During 1998, 1999, and 2000, we invested $30,000, $60,000, and $370,000 respectfully bringing our total investment $460,000, which represents 52% of ownership of the outstanding common stock of Rademate. We did not make any additional investment in Rademate in 2001 or 2002.

         COMMERCIALIZATION. RBHM was marketed through our web site during 2001 and 2002.

6.       AMSIL (DEVELOPER OF HIGHLY STABLE ORGANOMINERAL POLYMERS)

         BACKGROUND. Organomineral polymers based on quaternary ammonium silicates, or QAS, are a new kind of silicate material with excellent adhesion properties to hydrophilic and hydrophobic surfaces, have high chemical resistance, fire resistance and are environmentally compatible. QAS have superior properties in comparison to epoxy resins and traditional silicates, including: high adhesion to metallic and concrete surfaces; extreme stability in water; thermostability to 2000(degree) K; resistance to corrosion and erosion; and excellent mechanical characteristics.

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

         INVESTMENT. During 1998, 1999, and 2000, we invested $30,000, $62,500, and $230,000 respectfully bringing our total investment $332,500, which represents 52% of ownership of the outstanding common stock of Amsil. We did not make any additional investment in Amsil in 2001 or 2002.

         COMMERCIALIZATION. Currently, we are calling QAS to the attention of industries through our web site and professional contacts, as a result of which we have received expressions of interest from companies that included small regional producers to a large multinational conglomerate. During 2002, we received indications of interest in, and delivered samples of, QAS.

7. CORPEM - PROTECTIVE CRACK RESISTANT COATINGS BASED ON WATER BORNE CHLOROSULFONATED POLYETHYLENE (OR CSPE)

         BACKGROUND AND ABANDONMENT. The proposed project was based on previous research in the field of statistical modeling of processes of formation of various branched crosslinked structures. The modeling allows the preparation of materials having preselected desirable properties. CSPE is hardened by water suspension of chlorine-sulfonated-polyethylene hardened by Mannich alkalis. In 2001 we invested $30,000 in Corpem. Eurotech's investment was matched with $150,000 by the office of the Chief Scientist of the Ministry of Industry and Commerce of the Israeli Government. In 2002, we invested an additional $15,000 but have made an operational decision to abandon our interest in this project. As part of our agreement with the Israeli Government, we will relinquish our interest in Corpem during 2003.

TECHNOLOGIES ACQUIRED FROM DR. OLEG FIGOVSKY (PART OF APM DIVISION)

1.       HNIPU

         BACKGROUND. We described the HNIPU technology above in our discussion of Chemonol.

         INTELLECTUAL PROPERTY. HNIPU network polymers and composites formed therefrom is patented in the U.S. (Patent Number #6120905, issued September 19, 2000) and also in Europe (EP 1088021, PCT WO 9965969) and Australia (4441099). Such patents have previously been assigned to Eurotech. The method of synthesis of cyclocarbonates and nonisocyanate or hybrid nonisocyanate network polyurethanes is patent applied for in the United States, which application has been assigned to us.

         INVESTMENT. HNIPU was independently developed by Dr. Figovsky and was acquired by us pursuant to a Technology Purchase Agreement dated January 1, 1998 for a purchase price of $75,000, plus royalties equal to 49% of our net revenues from sales or licenses of any products incorporating HNIPU, payable over a period of 15 years commencing on January 1, 1998. To date, we have not derived any revenues from HNIPU. Dr. Figovsky is one of our consultants. As of February 27, 2000, we entered into an amended agreement with Dr. Figovsky pursuant to which he surrendered his 49% royalty interest in HNIPU and the other technologies discussed below for a payment to him of an aggregate of $235,000 and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies. On March 5, 2003, in anticipation of the HomeCom transaction, Dr. Figovsky and Polymate, Ltd. surrendered to us the remaining revenue rights they held in HNIPU (and certain other technologies described elsewhere herein) and will receive shares of HomeCom at the closing of our transaction with HomeCom in consideration thereof.

         COMMERCIALIZATION. We are seeking to commercialize HNIPU through licensing or joint venture agreements with major companies in the United States, Europe, and Japan that would either produce HNIPU binder or incorporate it into their product lines. Several international companies have requested, and been supplied with, samples HNIPU binder or foam for evaluation and applications testing. A market analysis performed for us shows that the U.S. market for polyurethane coatings and adhesives in the U.S. alone is projected to amount to $8.5 billion by 2005. We have focused on replicating the formulation of the HNIPU technology in the United States. We have identified several suitable binder production facilities and have furthered our efforts to establish a customer base of paint and coating manufacturers. We achieved a milestone in 2001 with the development of a HNIPU foam. This development has created additional opportunity in the global rigid foam market and has lead to considerable interest from North American and European based companies. In 2002, we developed an acrylic version of HNIPU and engaged in discussions with third parties regarding HNIPU and delivered samples of the product.

2.       LIQUID EBONITE MATERIAL OR "LEM"

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

         INTELLECTUAL PROPERTY. Dr. Figovsky was issued U.S. Patent #6303683 on October 16, 2001 for Liquid Ebonite mixtures and coatings, and concretes formed therefrom. Dr. Figovsky also filed under the Patent Cooperation Treaty (PCT/US99/16883) on July 26,1999. These patents and applications were acquired by us in 1998.

         INVESTMENT. LEM was independently developed by Dr. Figovsky and was acquired by us pursuant to a Technology Purchase Agreement, dated January 1, 1998, for a purchase price of $15,000, plus royalties equal to 49% of our net revenues from sales or licenses of any products incorporating LEM, payable over a period of 15 years commencing on January 1, 1998. On February 27, 2000, we entered into an amended agreement with Dr. Figovsky pursuant to which he surrendered his 49% royalty interest in HNIPU and the other technologies, including LEM, for a payment to him of an aggregate of $235,000 and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies. On March 5, 2003, Dr. Figovsky surrendered to us the remaining revenue rights he held in LEM (and certain other technologies described elsewhere herein) and will receive shares of HomeCom at the closing of our transaction with HomeCom in consideration thereof.

         COMMERCIALIZATION. During 2001, we were devoting limited management time and attention to the marketing of this technology. In 2002, we marked LEM via our website and received some indications of interest.

3.       RUBBER CONCRETE, OR "RUBCON"

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

         INTELLECTUAL PROPERTY. RubCon was developed based on our LEM patent applications and is protected as a trade secret.

         INVESTMENT. RubCon was independently developed by Dr. Figovsky and was acquired by us pursuant to a Technology Purchase Agreement dated January 1, 1998 for a purchase price of $35,000, plus royalties equal to 49% of our net revenues from sales or licenses of any products incorporating RubCon, payable for a period of 15 years commencing on January 1, 1998. On February 27, 2000, we entered into an amended agreement with Dr. Figovsky pursuant to which he surrendered his 49% royalty interest in HNIPU and the other technologies, including RubCon, for a payment to him of an aggregate of $235,000 and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies. On March 5, 2003, Dr. Figovsky surrendered to us the remaining revenue rights he held in RubCon (and certain other technologies described elsewhere herein) and will receive shares of HomeCom at the closing of our transaction with HomeCom in consideration thereof.

         COMMERCIALIZATION. We have done limited marketing for the manufacture and sale of RubCon. At the end of 2002 and at the time of this report's preparation, we were not devoting any management time or attention to the marketing of this technology, other than marketing efforts via our website.

4. ANTICORROSIVE ADDITIVES FOR POLYMERS - UPGRADES CHEMICAL RESISTANCE CHARACTERISTICS OF BASE POLYMERS

         BACKGROUND. Anticorrosive Additives, or Aadd, are an innovative approach to creating highly chemical resistant polymer materials. AAdd are specially designed to upgrade the chemical resistance characteristics of base polymers to achieve optimal performance capabilities of materials operating in aggressive environments. AAdd can be mixed into a wide range of polymer materials offering a significant increase in product life and reducing product permeability. These custom-made specialty formulations are designed to meet specific client requirements. When cured with polymer-based materials, AAdd can dramatically improve the capabilities of poly-based materials by upgrading their chemical resistance properties. The additives are inorganic powders that react with the aggressive environments into which they are introduced, forming a new phase of high-strength hydrate complexes. This enhanced bonding occurs upon the penetration of aggressive media into the AAdd-containing polymer material. The chemical resistant properties of AAdd are activated by harsh environmental conditions where polymer systems without additives remain defenseless to chemical corrosion.

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

         INVESTMENT. AAdd was independently developed by Dr. Figovsky, and was acquired by us pursuant to the Technology Purchase Agreement dated January 1, 1998 referred to above for a purchase price of $45,000 plus royalties equal to 49% of our net revenues from sales or licenses of any products incorporating AAdd, payable for a period of 15 years commencing on January 1, 1998. On February 27, 2000, we entered into an amended agreement with Dr. Figovsky pursuant to which he surrendered his 49% royalty interest in HNIPU and the other technologies, including AAdd, for a payment to him of an aggregate of $235,000 and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies. On March 5, 2003, Dr. Figovsky surrendered to us the remaining revenue rights he held in AAdd (and certain other technologies described elsewhere herein) and will receive shares of HomeCom at the closing of our transaction with HomeCom in consideration thereof.

         COMMERCIALIZATION. We have not yet begun any marketing efforts for AAdd other than via our website.

5. FIRESIL(TM) - FIRE PROTECTION ORGANOMINERAL COATING - FIRE-STOP FOR RESIDENTIAL AND COMMERCIAL APPLICATION

         BACKGROUND. Firesil(TM) is an environmentally compatible fire-stop material with good adhesion properties to hydrophilic and hydrophobic surfaces and exhibits excellent fire resistance, thermostability, and good water resistance.

         INTELLECTUAL PROPERTY. We acquired the formula for Firesil(TM) from Dr. Figovsky in 2000. We terminated previously initiated patent applications and have elected to protect this formula as a trade secret. We own the federally registered trademark "Firesil".

         INVESTMENT. Firesil(TM) was independently developed by Dr. Figovsky, and was acquired by us pursuant to an amended agreement with Dr. Figovsky dated as of February 27, 2000 for a purchase price of $5,000 as part of a larger transaction pursuant to which he surrendered his 49% royalty interest in HNIPU, LEM, RubCon, AAdd and Poly-D additives for a payment to him of an aggregate of $235,000 and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies. On March 5, 2003, Dr. Figovsky surrendered to us the remaining revenue rights he held in Firesil(TM) (and certain other technologies described elsewhere herein) and will receive shares of HomeCom at the closing of our transaction with HomeCom in consideration thereof.

         COMMERCIALIZATION. We successfully adopted the formula for the Firesil(TM) technology to the U.S. in 2001 and have produced the product for commercial sale in both 2001 and 2002 under an agreement with a manufacturer located in central Virginia. We continue to market Firesil(TM) directly to corporations that are prospective candidates for acquiring or licensing the technology. Discussions have also been held with U.S. government agencies and insurance companies. Firesil(TM) was tested by an accredited lab to ASTM protocol and passed with superior results.

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

         INTELLECTUAL PROPERTY. We acquired the intellectual property rights to this technology from Dr. Figovsky in 2000. The technology is protected by trade secret.

         INVESTMENT. Kauton was independently developed by Dr. Figovsky. We acquired a 99% interest pursuant to an agreement with Dr. Figovsky dated as of February 27, 2000 for a purchase price of $5,000 pursuant as part of a larger transaction pursuant to which he surrendered his 49% royalty interest in HNIPU,LEM, RubCon, AAdd and Poly-D additives for a payment to him of an aggregate of $235,000 and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies. On March 5, 2003, Dr. Figovsky surrendered to us the remaining revenue rights he held in Kauton (and certain other technologies described elsewhere herein) and will receive shares of HomeCom at the closing of our transaction with HomeCom in consideration thereof.

         COMMERCIALIZATION. At present, we are not engaged in the marketing of Kauton other than via our website.

7.       HYPOCORR - SPECIALIZED WATER BASED CRACK RESISTANT COATING

         BACKGROUND. Hypocorr is a water-based crack-resistant coating based on chlorine-sulphonated polyolifines with novel cross-linked agents. As such, this coating is believed to be more environmentally friendly at half the expense of conventional crack resistant coatings.

         INTELLECTUAL PROPERTY. We acquired the intellectual property rights to this technology from Dr. Figovsky in 2000.

         INVESTMENT. Hypocorr was independently developed by Dr. Figovsky. We acquired a 99% interest pursuant to an agreement dated as of February 27, 2000 for a purchase price of $5,000 as part of a larger transaction pursuant to which he surrendered his 49% royalty interest in HNIPU, LEM, RubCon, AAdd and Poly-D additives for a payment to him of an aggregate of $235,000 and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies. On March 5, 2003, Dr. Figovsky surrendered to us the remaining revenue rights he held in Hypocorr (and certain other technologies described elsewhere herein) and will receive shares of HomeCom at the closing of our transaction with HomeCom in consideration thereof.

         COMMERCIALIZATION. At present, we are not engaged in the marketing of Hypocorr other than via our website.

8.       POLYDIENE URETHANE ADHESIVES - ELECTRONIC GLUES FOR RUGGEDIZED
         APPLICATIONS

         BACKGROUND. Polymeric adhesives are widely used in the electronic industry, mainly to protect electronic devices against conditions of vibration and impact, which can prevent the devices from functioning as designed. Our advanced polydiene urethane based (Poly-D adhesives) is specially designed to perform under rugged conditions. Poly-D adhesives used in conjunction with soldering increase the reliability of electronic devices by providing components with excellent environmental stability and improved reliability. Other noteworthy attributes include:

         o Non-corrosive - limited to no corrosion of the bonded electronic components;

         o Non-adsorbent - will not be adsorbed into the components or substrate;

         o Non-reactive - completely non-reactive toward electric isolation during and after hardening; and

         o Non-disruptive - low internal stress to remain non-disruptive to electronic parts

         INTELLECTUAL PROPERTY. Poly-D additives are protected through U.S. Patent #5880203 which was assigned to us by Dr. Figovsky in 1998. Additional international patent protection activities were recently halted due to a reassessment of our intellectual property policy.

         INVESTMENT. Poly-D adhesives were independently developed by Dr. Figovsky acquired by us pursuant to a technology purchase agreement dated January 1, 1998 for a purchase price of $15,000, plus royalties equal to 49% of our net revenues from sales or licenses of any products incorporating Poly-D adhesives, payable over a period of 15 years commencing on January 1, 1998. As of February 27, 2000, we entered into an amended agreement with Dr. Figovsky pursuant to which he surrendered his 49% royalty interest in HNIPU, LEM, RubCon, AAdd and Poly-D additives for a payment to him of an aggregate of $235,000 and an agreement to pay him a royalty of 1% of gross revenues generated by sales of products incorporating these technologies. On March 5, 2003, Dr. Figovsky surrendered to us the remaining revenue rights he held in Poly-D (and certain other technologies described elsewhere herein) and will receive shares of HomeCom at the closing of our transaction with HomeCom in consideration thereof.

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

ISRAELI TECHNOLOGY START-UP COMPANIES

         The government of Israel has in place a program pursuant to which an inventor/developer may submit to the office of the Chief Scientist a proposal to develop specified technology. If the Chief Scientist approves the proposal, arrangements are made pursuant to which (i) an Israeli company is incorporated;
(ii) the entrepreneur is allocated initially 50% of the company's equity in exchange for his technology; (iii) a local technology company is brought into the picture as incubator to furnish office and laboratory facilities and support services for a period of two years in exchange for a further 20% of the equity;
(iv) a venture capital partner, who is required to invest $60,000, becomes another 20% shareholder; and (v) the remaining 10% of the equity is made available to the start-up company's employees. Upon organization of the start-up company, the Israeli government will make available to it grants of up to $300,000.

         Over the years, we have worked with three Israeli technology incubator companies (TEIC - Technion Entrepreneurial Incubator Co., Ltd; Ofek La'Oleh Jesre'el Valley Initiative Center; and ITEK Incubator for Technological Entrepreneurship, Kiryat Weizmann, Ltd.), which allowed us to act as the venture capital partner in the incubation the seven start-up companies described above.

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

POLYMATE, LTD.

         Dr. Oleg Figovsky and Mr. Alex Trossman, our two Israeli consultants, jointly own a company called Polymate, Ltd., which conducts an operation called the Israeli Research Center. The Israeli Research Center consists of a laboratory, employing other scientists/ technicians, in the premises of the Ofek La'Oleh - Jesre'el Valley Initiative Center. The function of the Israeli Research Center is to continue the development of the technologies that we purchased from Dr. Figovsky and to supervise the technology start-up companies in which we participate. We are under agreement to provide all of the funding for Polymate, Ltd. and the Israeli Research Center in the approximate aggregate amount of $22,000 per month, inclusive of consulting fees to Dr. Figovsky, Dr.
L. Shapovalov and Mr. Trossman. During 2002, we were deliquent in certain of our payments due under these arrangements and presently in negotiations to reach a settlement, which we expect will be finalized in the second quarter of 2003. Dr. Figovsky and Mr. Trossman continue to be retained and compensated by us as consultants on a month-to-month basis. Their original consulting agreements have expired. Peter Gulko, one of our significant shareholders and an advisor to our board of directors, plays a significant role in the management of our relationship with Polymate, Messrs. Figovsky and Trossman and with the development of our Israeli technologies.

SECURITY & SAFEGUARDS DIVISION

         The terrorist attacks of September 11, 2001 have resulted in the creation of a governmental agency to monitor Homeland Security. Our Security & Safeguard division, which is conducted through Markland as of December 2002, provides products and technologies which management believes can provide or be a part of cost efficient and reliable solutions to these Homeland Security needs.

1.       CRYPTO.COM

         BACKGROUND. In February 2000, we organized Crypto.com., Inc., a Delaware corporation, to develop cryptographic systems for secure communication. At that time, we entered into a one-year employment/development contract, extendable by us, with a mathematician-inventor, in which he agreed to develop such a system and which would restrict his ability to work on related products even if the contract was not extended. We extended this agreement until February 2002 an have since been operating with the inventor on a month-to-month basis. The inventor believes that he can develop the mathematical concepts that can produce a series of secure communication products. The products' use would vary depending on the level of security and speed of the cryptographic system. The inventor's goal is to produce a product that allows secure communication. Secure communications is a growing market that is fueled by the growth of the Internet, by business use of intranets and by the growth of global electronic communications, all of which result in electronic movement of remotely processed corporate files used in multiple locations. The products, when developed will, be targeted to the appropriate commercial entities. As in the case of all start-up development efforts, there can be no assurance that any commercially viable products will result from our development efforts. In December 2002, we transferred the assets of Crypto.com., Inc., including the registered trademark "crypto.com", to Markland.

         INTELLECTUAL PROPERTY. Although in the development stage, the potential intellectual property assets will be protected by trade secrecy laws. We entered into confidentiality agreements with the parties directly involved in the development process. Should commercially viable products be developed, we will then decide whether to patent one or more inventions or to continue to rely on trade secrecy. We also applied for and received trademark protection for the mark "crypto.com." We transferred all of our rights to these technologies to Markland in December 2002.

         INVESTMENT. In 2000, in addition to committing $10,000 to Crypto.com, Inc.'s capital, we spent $220,462 to support the development of its technology. During 2001 and 2002, we spent $316,000 and 127,229, respectively, for the account of Crypto.com, Inc. Although we transferred all of Crypto's assets to Markland in December 2002, we continue to own 66.04 % of the equity of Crypto, with the technology inventor owning 18.87%, a consultant who introduced us to the inventor owning 9.43%, and certain current and former officers and directors of the Company owning an aggregate of 5.66%.

         COMMERCIALIZATION. The need for secure communications at varying speeds and security levels is a rapidly growing market. Increasing computer power and software continue to defeat low-level and difficult-to-break cryptographic systems and thus increase the value and need for effective absolutely secure communications and higher speed cryptographic systems, which are difficult to break. The commercialization model depends on the speed and level of security of the inventor's mathematical concepts. We envision that we would license such a product, if successfully developed, to many different companies.

         During early 2001, the mathematical concepts developed by the inventor were reviewed, analyzed, and evaluated in active interactions between the inventor and our third party experts. On the basis of successful preliminary evaluations of the concepts performed by our third party experts, the inventor undertook the further development of several variants of the mathematical concepts into cryptographic systems for technology demonstration purposes. During 2002, we initiated marketing efforts with regard to this technology and we expect that Markland will continue such efforts in 2003.

         While validation studies were being conducted by our third party experts, we began marketing the technology concepts and cryptographic systems to selected potential users. Limited demonstrations were carried out for several potential users, leading in the fourth quarter of 2001 to preliminary discussion with a telecommunications company on possible licensing of one of the Crypto.com encryption technology variants. These discussions resulted in a non-exclusive licensing agreement to market, license and commercialize its cryptology technology dated as of December 31, 2001, between Crypto.com. and Etelix, Inc., or Etelix. Crypto granted a non-exclusive license and right to market for a period of five years. The agreement with Etelix was terminated in December, 2002. Markland will continue to seek out potential commercial users for the Crypto.com technology for licensing or joint venture activities.

2.       ACOUSTIC CORE NON-CONTACT INSPECTION TECHNOLOGY

         BACKGROUND. In a July 2001 agreement, and an amendment to that agreement, dated October 3, 2001, we entered into an agreement whereby we licensed from Trylon Metrics, Inc. their rights to certain technologies for certain markets for in-situ remote sensing of hazardous, toxic, explosive, and nuclear waste materials. One of the key technologies acquired is the Acoustic Core non-contact inspection technology that utilizes acoustic sensing to identify illicit and hazardous materials from their empirically determined acoustic properties. Completed research and development studies have shown that materials can be uniquely identified by their acoustic signatures. This includes the highly explosive and difficult to detect C4 plastic explosive. We have prepared the engineering documentation for the rapid development of a screening portal for detecting illicit and dangerous materials on individuals entering secured areas such as public buildings, military reservations, and transportation terminals. In November 2002, our efforts led to our agreement with the Air Force pursuant to which we will develop this technology with them. In December, 2002, we agreed to license this technology to Markland.

         INTELLECTUAL PROPERTY. The Acoustic Core technology is covered by U.S. Patent 4,922,467. The rights to certain applications of Acoustic Core were licensed to us by Trylon Metrics, Inc. and we have subsequently agreed to sub-license one of those applications to Markland and the remaining applications to HomeCom.

         INVESTMENT. We issued 2,500,000 fully paid and non-accessible shares of its restricted common stock, valued at $2,500,000, for the acquisition of the rights to certain technologies for in-situ remote sensing of hazardous, toxic, explosive, and nuclear waste materials. During third and fourth quarters of 2001, we spent an additional $25,000 on development, refinement, and marketing of the Acoustic Core part of the acquired technologies. During 2002, we spent an aggregate of $844,202 on Acoustic Core and EMR, of which $600,000 was capitalized. We agreed to license the illicit materials detection application to Markland in December 2002 and remainder of our rights to HomeCom in March 2003.

         COMMERCIALIZATION. The Acoustic Core technology has been validated in tests on a variety of materials utilizing prototype instrumentation. Research, which began in 1997 in collaboration with the Battelle Memorial Institute, successfully demonstrated that Acoustic Core is capable of non-intrusively detecting C4 plastic explosives located within containers. These proof of concept tests have laid the technical foundations for the development and deployment of Acoustic Core based remote sensing security products. During the fourth quarter of 2001, we submitted proposals to an agency of the U.S. Government in response to a call for new technologies to address urgent homeland security needs.

         In addition, demonstrations of the prototype instrumentation were conducted for interested commercial and governmental organizations. During 2002, we funded the continued development of an illicit materials detection portal apparatus which was demonstrated to the Air Force, leading to a research a development agreement with the Air Force in November 2002. Markland will continue seek to enter into licensing, contracted, or joint venture developments with organizations for the development, implementation, and operations of Acoustic Core based security products. Toward that end, Markland will continue our strategy of focusing marketing efforts on informing security related government, private, and commercial organizations of the potential of Acoustic Core based technologies to be a cost effective basis for a variety of remote sensing security products.

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

EKOR(TM)

         EKOR(TM) is a composite material based on a silicone polymer different from other silicones produced by manufacturers such as GE Silicones and Dow Corning, because its performance qualities include resistance to chemical and radiation corrosion.

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

EMPLOYEES

         As of December 31, 2002, we had four full-time employees and two officers. As of December 31, 2002, we also had various consulting arrangements with individuals and corporations in the United States, Germany, Russia, and Israel to serve its limited additional staffing needs.

         On March 1, 2002, the Company hired Mr. Todd J. Broms as the President and Chief Executive Officer. Mr. Broms resigned in August 2002.

         On April 2, 2003, we announced that Carey Naddell was appointed our Chairman of the Board to replace Don V. Hahnfeldt, who stepped down as Chairman of the Board, President and CEO but who will continue to serve as a director of the Company. Mr. Naddell has served as an independent director of the Company since March 2002, and been chairman of the Audit Committee of our board of directors. It is expected that Mr. Naddell will serve as Chief Operating Officer through a transition period up to three months, after which he will become our President and CEO. During such time, Mr. Hahnfeldt will continue as President and CEO in a transitional capacity.

         None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be satisfactory and have not experienced any labor problems.

ITEM 2.  PROPERTIES.

         For our corporate headquarters, we rent an office suite with 7,861 square feet of space in Fairfax, Virginia under a lease that expires in 2005 and calls for the payment of a monthly rent, including certain taxes and utilities, of $19,229.97, subject to customary escalation. We are currently in a dispute with our landlord regarding the property which is our corporate headquarters. See "Legal Proceedings" below.

ITEM 3.  LEGAL PROCEEDINGS.

         On February 14, 2003, SMII Fairfax, LLC, the landlord of our corporate headquarters located at 10306 Eaton Place, Fairfax, Virginia, filed suit in the Fairfax County General District Court alleging breach of contract for unlawful detainer. Without admitting or denying liability, we have entered into negotiations with our landlord and expect that we will come to a settlement in the near future.

         On October 21, 2002, our former legal counsel filed a Demand for Arbitration before the American Arbitration Association seeking $288,755 dollars in alleged unpaid legal fees from us. The dispute was subsequently resolved pursuant to a Settlement Agreement dated April 15, 2003 pursuant to which we are to pay such counsel the sum of $310,581 by a combination of cash and stock in accordance with a schedule and on the terms set forth in the Settlement Agreement. The satisfaction of this payment obligation is to occur no later than by December 22, 2003.

         We may, from time to time, be involved in actual or potential legal proceedings that we consider to be in the normal course of our business. We do not believe that any of these proceedings will have a material adverse effect on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our security holders during the fourth quarter of 2002.

                  [remainder of page intentionally left blank]

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock are listed for quotation on the OTC Pink Sheet Electronic Quotation Service under the symbol "EUOT". Until December 24, 2002, our common stock was listed on the American Stock Exchange. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter since March 31, 2001, as reported by the American Stock Exchange or the OTC Pink Sheet Electronic Quotation Service, as applicable, are set forth below. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.

                       QUARTERLY COMMON STOCK PRICE RANGES

-------------------------------------------------------------------------------
        QUARTER ENDED:                          COMMON STOCK
-------------------------------------------------------------------------------
                                        HIGH                      LOW
-------------------------------------------------------------------------------
        March 31, 2001                 $2.75                     $1.10
-------------------------------------------------------------------------------
        June 30, 2001                  $1.42                     $0.64
-------------------------------------------------------------------------------
      September 30, 2001               $0.76                     $0.26
-------------------------------------------------------------------------------
      December 31, 2001                $1.33                     $0.25
-------------------------------------------------------------------------------
        March 31, 2002                 $1.10                     $0.35
-------------------------------------------------------------------------------
        June 30, 2002                  $0.60                     $0.15
-------------------------------------------------------------------------------
      September 30, 2002               $0.21                     $0.07
-------------------------------------------------------------------------------
      December 24, 2002                $0.70                     $0.07
-------------------------------------------------------------------------------
    December 26-31, 2002*              $0.30                     $0.20
-------------------------------------------------------------------------------

* Denotes period following the delisting of our common stock from Amex and the commencement of listing on the OTC Pink Sheet Electronic Quotation Service.

         As of April 23, 2003, we had approximately 489 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain any earnings for further business development.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                 NUMBER OF SECURITIES
                                  TO BE ISSUED UPON           WEIGHTED-AVERAGE
                                     EXERCISE OF              EXERCISE PRICE OF        NUMBER OF SECURITIES
                                 OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,      REMAINING AVAILABLE
   PLAN CATEGORY                 WARRANTS AND RIGHTS         WARRANTS AND RIGHTS       FOR FUTURE ISSUANCE
   -------------                 -------------------         -------------------       -------------------
                                        (a)                          (b)                        (c)
Equity compensation
approved by
plans approved by
security holders(*)                     1,062,500                    1.65                     137,500

Equity compensation
plans not approved by
security holders                        6,075,333(**)                1.51                       n/a
                             ------------------------------------------------------------------------------

Total                                   7,137,833                    1.53                     137,500

(*) We intend to offer an appropriate amendment or restatement of our option plan to be put before our shareholders for a vote at our next annual meeting. Our current option plan, an amendment to which was approved by our shareholders in 2000, allows for the issuance of 1,250,000 options as incentive stock options.

(**) Consists of (i) 2,844,000 options which are not intended to be issued pursuant to our 1999 Stock Option Plan and (ii) 3,231,333 shares underlying warrants which we've issued. Such options were issued subject to shareholder approval.

RECENT SALES OF UNREGISTERED SECURITIES

         On January 9, 2002, we issued 6,000,369 shares of its common stock from the conversion of $3,000,000 principal amount of February 1998 Convertible Debentures, plus the amount of all accrued and unpaid interest, totaling $3,574,419.

         On December 7, 2002, we issued 4,000,000 shares of its common stock for capitalized technology development costs valued at $600,000.

         On December 12, 2002, we sold 5,000,000 shares of common stock for $250,000 in connection with the private equity financing.

         On December 12, 2002, a warrant holder exercised its warrants and purchased 5,000,000 shares of common stock. Proceeds from warrants exercised total $250,000.

         As of December 31, 2002, we issued 70,145 shares of its common stock as consideration for consulting services performed by various consultants, totaling $318,234.

         As of January 3, 2003, we raised $275,000 from the issuance of 5,500,000 shares of common stock in connection with the private equity financing.

         As of January 22, 2003, we raised $125,000 from a notes payable with a private investor.

         The issuances described above were deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. Certain issuances described above were deemed exempt from registration under the Securities Act in reliance on Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below for the five years in the period ended December 31, 2002 has been derived from our audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                   2002              2001              2000              1999              1998
                                                   ----              ----              ----              ----              ----
CONSOLIDATED STATEMENT OF
INCOME DATA:
Revenues .................................     $     88,821      $     18,873      $    350,000      $    150,000      $         --
Cost of sales ............................            5,807             8,160                --                --                --
Other general and administrative
expenses .................................        3,475,562         3,435,381         3,427,588         2,057,398         1,263,174
Loss on impairment of technology rights ..        3,084,947                --                --                --                --
Total costs and expenses .................       12,043,867         8,801,839        10,120,410         5,300,724         3,018,288
Minority interest in subsidiary ..........           64,369                --                --                --                --
Net loss .................................      (12,443,396)       (8,760,235)       (9,872,789)       (6,492,312)       (7,814,143)
Preferred stock dividends-non cash .......        3,625,359                --                --                --                --
Net loss Attributable to common
stockholders .............................      (16,068,755)       (8,760,235)       (9,872,789)       (6,492,312)       (7,814,143)
Basic and diluted net loss per share .....             (.23)             (.18)             (.23)             (.27)             (.40)
Weighted average number of common shares
outstanding ..............................       70,129,726        48,835,959        42,750,339        24,477,178        19,323,098

CONSOLIDATED BALANCE SHEET DATA:
Current assets ...........................     $    607,248      $    719,186      $  4,281,381      $  3,547,211      $      8,058
Property and equipment, net ..............          138,938           193,661           181,413            24,750            31,846
Technology rights ........................        2,450,112         6,961,957         6,304,022         7,913,559                --
Total assets .............................        3,215,612         8,119,910        11,017,263        11,519,844            76,403
Accounts payable and accrued expenses ....        3,117,763           885,207         1,439,543         3,139,204         1,716,809
Current portion of convertible debentures                --         3,000,000           500,000         2,660,000                --
Long-term Obligations ....................          375,000           202,091         3,000,000         3,900,000         6,970,000
Total liabilities ........................        4,141,354         4,087,298         5,164,543        10,374,204         8,911,809
Minority interest ........................        3,967,130                --                --                --                --
Total stockholders' (deficiency) equity ..       (4,892,872)        4,032,612         5,852,720         1,145,640        (8,835,406)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         THE FOLLOWING IS A DISCUSSION OF OUR FINANCIAL CONDITION, RESULTS OF OUR OPERATIONS AND LIQUIDITY. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND NOTES INCLUDED IN THIS REPORT IN RESPONSE TO ITEM 8 BELOW.

         CERTAIN INFORMATION IN THIS REPORT, INCLUDING THE FOLLOWING DISCUSSION, MAY INCLUDE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WE INTEND THE DISCLOSURE IN THESE SECTIONS AND THROUGHOUT THIS REPORT TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL STATEMENTS REGARDING OUR EXPECTED FINANCIAL POSITION AND OPERATING RESULTS, OUR BUSINESS STRATEGY, OUR FINANCING PLANS, AND THE OUTCOME OF ANY CONTINGENCIES ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS CAN SOMETIMES BE IDENTIFIED BY THE COMPANY'S USE OF FORWARD-LOOKING WORDS SUCH AS "MAY," "BELIEVE," "PLAN," "WILL," "ANTICIPATE," "ESTIMATE," "EXPECT," "INTEND" AND OTHER PHRASES OF SIMILAR MEANING. KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE STATEMENTS. THE FORWARD-LOOKING INFORMATION IS BASED ON VARIOUS FACTORS AND WAS DERIVED USING NUMEROUS ASSUMPTIONS.

         YOU SHOULD CAREFULLY CONSIDER THE ASSUMPTIONS DESCRIBED BELOW AND ELSEWHERE IN THIS REPORT. IF FORWARD-LOOKING STATEMENTS FAIL TO ACTUALLY OCCUR, OUR BUSINESS, BUSINESS PROSPECTS, FINANCIAL CONDITION OR OPERATING RESULTS MAY BE HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK MAY DECLINE OR WE MAY BE FORCED OUT OF BUSINESS AND YOU COULD LOSE YOUR ENTIRE INVESTMENT IN US.

         IF WE ARE UNABLE TO ADEQUATELY PROTECT OR ENFORCE OUR RIGHTS TO INTELLECTUAL PROPERTY OR MAINTAIN RIGHTS TO THIRD-PARTY PATENTS, WE MAY LOSE VALUABLE RIGHTS, EXPERIENCE REDUCED MARKET SHARE, ASSUMING ANY, OR INCUR COSTLY LITIGATION TO PROTECT SUCH RIGHTS.

         OUR FINANCIAL STATEMENTS WERE PREPARED ON THE ASSUMPTION THAT WE WILL CONTINUE AS A GOING CONCERN, AND OUR INDEPENDENT ACCOUNTANT HAS EXPRESSED A SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         As a result of our losses from operations and our limited capital resources, investors should be aware that there are serious risks of us not being able to continue as a going concern. In the event that we are unable to raise additional funds from private as well as public sources and/or do not achieve our planned growth in revenue, we may be required to discontinue some or all of our operations, to reduce the development of some or all of our products, or to reduce our workforce, all of which would materially adversely effect our business. There can be no assurance that such capital would be available to us, or, if it is available to us, that it would be on terms favorable to us.

GENERAL

         Commencing in January of 2003, we are no longer a development stage company as a result of Markland's acquisition of Ergo Systems, Inc. in January 2003 (see Note 13 to consolidated financial statements).

         See the "Business" section of this Form 10-K for a description of management's plan with respect to each technology.

OUR RESULTS OF OPERATIONS

COMPARISON OF 2002 AND 2001

         For the year ended December 31, 2002 and year ended December 31, 2001, we incurred operating losses of $11,955,046 and $8,782,966 respectively. The losses result principally from expenses incurred in the acquisition and development of our technologies, consulting costs, general and administrative expenses and the absence of revenues. The larger loss in the 2002 period resulted principally from an increase in compensatory element of stock issuances for consulting expenditures and an impairment loss associated with our EKOR(TM) technology.

         In 2002, we recognized approximately $89,000 in revenue from operations relating to demonstrations of EKOR(TM), Security and Safeguards, and QAS Products. Revenue for 2001 was from our demonstrations of EKOR(TM) and Firesil(TM) Products.

         Research and development expenses increased by $165,788 to $912,861 for the year ended December 31, 2002 from $747,073 for the year ended December 31, 2001.

         Consulting expenses decreased by $306,504 to $2,405,375 for the year ended December 31, 2002 from $2,711,879 for the year ended December 31, 2001, which includes $1,270,075 for 2002 and $535,031 for 2001 of compensatory element of stock issuances pursuant to consulting and other agreements.

         Other general and administrative expenses increased by $40,181 to $3,475,562 for the year ended December 31, 2002 from $3,435,381 for the year ended December 31, 2001.

         Depreciation and amortization increased by $259,969 to $2,159,315 for the year ended December 31, 2002 from $1,899,346 for the year ended December 31, 2001, of which $1,610,000 in each period was for the amortization of acquired EKOR(tm) technology rights and related to our November 1999 purchase of technology rights from the company now called Advanced Technology Industries, Inc. ("ATI"). This amortization will not re-occur due to EKOR(TM)'s impairment during December 2002. The increase is attributable to the amortization of Acoustic Core technology rights of our July 2001 license of technology rights from Trylon Metrics, Inc.

         As a result of this assessment of EKOR(TM)'s sales performance and the unpredictability of future delays of funding that may continue to affect EKOR(TM), we recorded an impairment and wrote down its asset value to zero in the fourth quarter of 2002.

         Interest expense/other expense increased by $56,712 to $33,981 for year ended December 31, 2002 from interest income/other income of $22,731 for the year ended December 31, 2001.

COMPARISON OF 2001 AND 2000

         For the year ended December 31, 2001 and year ended December 31, 2000, we incurred operating losses of $8,782,966 and $9,770,410 respectively. The losses result principally from expenses incurred in the acquisition and development of our technologies, consulting costs, general and administrative expenses and the absence of revenues. The smaller loss in the 2001 period resulted principally from a reduction in research and development expenditures.

         In 2001, we recognized $19,000 in revenue from operations relating to demonstrations of EKOR(TM) and Firesil(TM) Products. For the year ended December 31, 2000, we had $350,000 of revenue from our completion of our sale of the TetraPak and Re-sealable Can Technologies to Advanced Technology Industries, Inc. (ATI, formerly the Kurchatov Research Holdings, Ltd.) pursuant to an agreement we entered into in 1999.

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

         Depreciation and amortization increased by $268,000 to $1,899,000 for the year ended December 31, 2001 from $1,631,000 for the year ended December 31, 2000, of which $1,610,000 in each period was for the amortization of acquired EKOR(TM) technology rights and related to our November 1999 purchase of technology rights from the company now called Advanced Technology Industries, Inc. ("ATI"). The increase is attributable to the amortization of Acoustic Core technology rights of our July 2001 license of technology rights from Trylon Metrics, Inc.

         Interest income/other income increased by $125,110 to $22,731 for the year ended December 31, 2001 from interest expense/other expense of $102,379 for the year ended December 31, 2000. The increase is from recognizing revenue as other income due to the fact that the Company has fulfilled all of its obligations under the January 28, 1997 agreement with American Autopark, Ltd. Interest expense decreased by $121,000 to $294,000 for year ended December 31, 2001 from $415,000 for the year ended December 31, 2000. This decrease was due principally to the conversion of $2,160,000 principal amount convertible debentures, and the repayment in cash of $500,000 principal amount, of previously outstanding convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF WORKING CAPITAL AND STOCKHOLDERS' DEFICIENCY/EQUITY

         As of December 31, 2002, we had a working capital deficiency of approximately $3,159,106 and Stockholders' Deficiency of $4,892,872 compared with a working capital deficiency of $3,166,021 and Stockholders' Equity of just under $4,033,000 as of December 31, 2001. Stockholders' Equity declined mainly for three reasons. First, our operating losses increased due primarily to the fact that we increased the number of consultants working in the EKOR(TM) business development area and in the financial consulting area. Second, we were unable to obtain infusions of additional capital in amounts sufficient to fund our operating and impairment losses and our other uses of cash described in our financial statements and otherwise discussed below. But, the losses also resulted from the lack of significant sales, transfers or licensing of our technology.

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

         o $2,508,000 from private offerings of 7,205,000 shares of our common stock during the year ended 1999 (these shares were sold at deep discounts from market quotations for outstanding shares because of the large number of shares placed compared with the size of quotations in the market; the trading restrictions on the shares placed; and our precarious financial condition at the time of the placement);

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

         o $972,400 from the issuance as of September 6, 2001 of 3,000,000 shares of our common stock to five (5) individuals and one corporation; and

         o $2,350,380 from the issuance as of August 23, 2002 of 25,000 shares of Series A 3% Convertible Preferred Stock to Woodward, LLC.

         o $175,000 from the purchase as of September 30, 2002 of 175 shares of Series B 5% Convertible Preferred stock.

         o $250,000 from the issuance as of December 12, 2002 of 5,000,000 shares of common stock in connection with the private equity financing.

         o $250,000 from the exercise as of December 12, 2002 of warrants and purchased 5,000,000 shares of common stock.

         o $318,234 from the issuance as of December 31, 2002 of 70,145 shares of its common stock as consideration for consulting services performed by various consultants.

         o $275,000 from the issuance as of January 3, 2003 of 5,500,000 shares of common stock in connection with the private equity financing.

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

         The remaining $3,000,000 principal amount of debentures held by JNC Opportunity Fund Ltd., or JNC, along with any outstanding charges and interest, were converted into 6,000,369 non-restricted, shares of common stock. In addition, we issued a Warrant to purchase 500,000 shares of common stock at $1.00, and reimbursed JNC for legal fees up to $25,000.

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

TREASURY STOCK

         During 2000, we expended a total of $8,477,721 to repurchase 3,531,976 previously issued shares of common stock, of which we spent $4,350,000 to buy 2,500,000 shares in private transactions and the balance of which we spent to buy 1,131,976 shares in the market.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         As of December 31, 2002 and the date of this Report, we had no exposure to market risk associated with activities in derivative financial instruments, other financial instruments, or derivative commodity instruments because we did not engage in any such activities during the past fiscal year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements and Notes thereto and the report of Marcum & Kliegman LLP, our independent certified public accountant, are set forth on pages F-1 through F-69 of this Report.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                           PAGE
                                                                            NO.
                                                                           ----

INDEPENDENT AUDITORS' REPORT.............................................  F-2
CONSOLIDATED BALANCE SHEETS
  At December 31, 2002 and December 31, 2001.............................  F-3
CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended
  December 31, 2002, 2001 and 2000
  For the Period from Inception (May 26, 1995) to December 31, 2002......  F-5
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
  For the Period from Inception (May 26, 1995) to December 31, 2002......  F-6
CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended
  December 31, 2002, 2001 and 2000
  For the Period from Inception (May 26, 1995) to December 31, 2002......  F-22
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................  F-24
SELECTED FINANCIAL DATA
  For the Five Years Ended December 31, 2002.............................   (*)

(*) Included in Part II, Item 6 of the Form.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Our directors and executive officers and their ages as of April 1, 2003 are as follows:

------------------------------------- ----------- ----------------------------------------------------------------
                NAME                     AGE                               POSITION(S) HELD
                ----                     ---                               ----------------
------------------------------------- ----------- ----------------------------------------------------------------
Don V. Hahnfeldt                          58      Chief Executive Officer, President and Director
------------------------------------- ----------- ----------------------------------------------------------------

Carey Naddell                             60      Chairman of the Board and Chief Operating Officer
------------------------------------- ----------- ----------------------------------------------------------------

Dr. Randolph A. Graves, Jr.               64      Vice President, Secretary, Chief Financial Officer and Director
------------------------------------- ----------- ----------------------------------------------------------------

Dr. Leonid Khotin                         71      Director
------------------------------------- ----------- ----------------------------------------------------------------

         There are no family relationships between any director, executive officer, or person nominated or chosen to become a director or executive officer.

         DON V. HAHNFELDT, 58, serves as a member of our board of directors and as our President and Chief Executive Officer. He has served as a member to our Board of Directors since January 15, 2000 and served as Chairman of the Board until late March 2003. He joined Eurotech on July 7, 1999 following a twenty-nine year career in public and government service. Mr. Hahnfeldt served as our Chief Executive Officer from July 7, 1999, until February 28, 2002 and again from August 20, 2002 to present. From September 1998 to July 1999, Mr. Hahnfeldt served as City Manager of Sunnyside, Washington. Prior to that, he served in the U.S. Navy, retiring in July 1998 as the Commodore of a Trident Submarine squadron. Mr. Hahnfeldt received a B.S. in Business Administration from Roosevelt University, an equivalent M.S. in Nuclear Engineering from the U.S. Navy Nuclear Power School, an M.S. in Operations Research from the Navy Post Graduate School, and an M.P.A. from Valdosta State University.

         CAREY NADDELL, 60, serves as our Chairman of the Board and our Chief Operating Officer. From April 2002 until late March 2003, Mr. Naddell served as a director of our company. He is a graduate of Brooklyn College with a degree in economics. From 1960 to 1981, he was associated with Murphy & Durieu, a New York Stock Exchange member investment firm, where he held several positions, including managing partner. From 1981 to April 2002, when he joined our board, Mr. Naddell was a private financial consultant. He is a past member of the Securities Traders Association and the former President of the Polo Club of Boca Raton, Florida. He is currently an active supporter of cancer research, especially kidney cancer.

         DR. RANDOLPH A. GRAVES, JR., 64, serves as a member of our board of directors and as Secretary, Chief Financial Officer and Vice President. He has been a member of our Board of Directors from our incorporation to January 23, 1998, February 4, 1999 to July 10, 2001, and again since August 8, 2001 to the present. He was a consultant to the aerospace, computing and small business communities through Graves Technology, Inc., a company he founded in 1991. He is currently a member of George Washington University National Advisory Council for the School of Engineering Applied Science. From 1963 to 1980, Dr. Graves was employed by NASA's Langley Research Center in a number of research and research management positions before moving to NASA Headquarters where he served as Director of Aerodynamics from 1980 to 1989. He served on numerous managerial and technical panels and committees including a member of the White House's Federal Coordinating Council on Science Engineering and Technology Subcommittee on High

Performance Computing from 1983 to 1989, and as NASA's member of NATO's Advisory Group on Aerospace Research and Development Fluid Dynamics Panel from 1984 to 1989. Dr. Graves holds B.S. and M.S. degrees in Mechanical Engineering from Virginia Tech, a Doctor of Science degree in Mechanical Engineering from George Washington University, and a M.S. degree in Management from Stanford (Sloan Fellowship).

         DR. LEONID KHOTIN, 71, serves as a member of our board of directors. He was elected to our Board of Directors at the 1999 Annual Stockholders Meeting. Since 1986, he has been a researcher at the University of California's Center for Slavic and East European Studies. Since 1981, he has been the Editor-in-Chief, Informatics and Prognostics, Publishing House, Monterey, California.

CODE OF ETHICS

         The Sarbanes-Oxley Act of 2002 requires public companies to disclose whether they have adopted a Code of Ethics. As of the date of this Report, we have not adopted a Code of Ethics as a result of several transactions we have been working on in late 2002 and early 2003. We intend to adopt such a policy and comply with applicable regulatory requirements relating thereto.

CHANGES IN BOARD OF DIRECTOR COMPOSITION

         On February 26, 2002, our board of directors approved the nomination of Don V. Hahnfeldt to become Chairman and Mr. Chad A. Verdi (until that time Chairman) to become Vice Chairman, effective March 1, 2002. At our Annual Meeting of its shareholders held on March 29, 2002, the shareholders added Mr. Todd Broms and Mr. Carey Naddell as directors. Mr. Broms resigned in August of 2002.

         Effective November 15, 2002, Mr. Nemzow resigned from our board of directors. Effective April 2, 2003, Mr. Verdi resigned from our board of directors and Carey Naddell was appointed Chairman of the Board to replace Mr. Hahnfeldt, who will remain a director.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table shows the compensation of the current Chief Executive Officer, former Chief Executive Officer, and the four most highly compensated executive officers other than the Chief Executive Officer. Other than the executive officers listed below, no other executive officer was compensated in excess of $100,000 during 2002.

---------------------------------- ---------- -------------- -------------- ------------------- --------------- --------------
            NAME AND                YEAR(b)    SALARY ($)      BONUS($)        OTHER ANNUAL       RESTRICTED    STOCK OPTION/
      PRINCIPAL POSITION(a)                        (c)            (d)          COMPENSATION         STOCK          WARRANT
                                                                                  ($)(e)          AWARDS(f)       AWARDS(g)
---------------------------------- ---------- -------------- -------------- ------------------- --------------- --------------
Todd J. Broms                        2000           -              -                -                 -               -
Former President and CEO (1)         2001           -              -                -                 -            100,000
                                     2002        $93,115           -                -                 -               -
---------------------------------- ---------- -------------- -------------- ------------------- --------------- --------------
Don V. Hahnfeldt,                    2000       $142,231        $78,000             -                 -            100,000
President and CEO (2)                2001       $138,091     $28,000 (aa)        $12,215              -            100,000
                                     2002       $119,492           -             $15,677              -           1,000,000
---------------------------------- ---------- -------------- -------------- ------------------- --------------- --------------
Dr. Randolph A. Graves, Jr.,
Chief Financial Officer, Vice        2000        $78,547           -                -                 -               -
President, Secretary, and            2001        $77,879           -                -                 -               -
Director (3)                         2002        $73,384           -              $6,800              -               -
---------------------------------- ---------- -------------- -------------- ------------------- --------------- --------------





---------------------------------- ---------- -------------- -------------- ------------------- --------------- --------------
Teofil Grochowski, Jr.,              2000        $42,845           -              $3,155              -            75,000
Director of Business Development     2001       $126,190           -             $11,810              -
(4)                                  2002       $126,057           -             $11,943              -
---------------------------------- ---------- -------------- -------------- ------------------- --------------- --------------
Jeffrey W. Stephen,                  2000       $103,385           -             $80,621              -            325,000
Former Senior Vice President and     2001       $121,436           -             $33,020              -               -
COO (5)                              2002           -              -                -                 -               -
---------------------------------- ---------- -------------- -------------- ------------------- --------------- --------------
Jon W. Dowie,                        2000        $99,385        $30,000             -            $11,000(bb)       100,000
Former Vice President, Treasurer     2001       $159,923           -              $7,339              -               -
and CFO (6)                          2002           -              -                -                 -               -
---------------------------------- ---------- -------------- -------------- ------------------- --------------- --------------
Paul Childress, Former Vice          2000           -              -                -                 -               -
President, Nuclear and               2001       $151,596           -              $9,654              -            50,000
Environmental Division (NETS) (7)    2002        $52,800           -              $6,046              -            75,000
---------------------------------- ---------- -------------- -------------- ------------------- --------------- --------------

(aa) During 2001, Mr. Hahnfeldt received payment of $28,000 of the $78,000 deferred bonus, leaving $50,000 in a deferred status.

(bb) Mr. Dowie owned 10,000 restricted shares as of the fiscal-year-end December 31, 2001. The value of his restricted shares are calculated by multiplying 10,000 shares by the December 31, 2001's closing price of $1.10.

(1) Mr. Broms served as our President and Chief Executive Officer until August 2002. His employment agreement granted him an annual salary of $210,000. His designee, Broms Holdings LLC also received a ten-year option to purchase 1,300,000 shares, of which 775,000 shares will have vested as of June 1, 2002 with the rest to vest at a rate of 25,000 shares per month, at a price equal to the closing price of the Company's stock on the date of the grant, which was $.50. Upon Mr. Broms resignation, his ten-year option to purchase 1,300,000 shares was revoked. Before becoming President and Chief Executive Officer, Mr. Broms served as advisor to the Company (October 1, 2001 to February 28,
         2002) primarily advising its former Chairman and former Chief Executive Officer about matters including corporate finance and governance; development of financial and non-financial reporting; the further implementation of corporate development; operations; contract review and negotiation. For these services, the Company granted to him a warrant to purchase 100,000 shares of its Common Stock at an exercise price of $.34 and paid him $39,000 from October 2001 through February 2002. The warrants vested immediately and expire in 10 years from the grant date.

(2) Upon the resignation of Mr. Todd Broms, the Board of Directors appointed Mr. Hahnfeldt as our acting President and CEO. His new employment agreement, which supercedes and terminates all prior agreements, grants him an annual salary of $180,000, $6,000 annually for automobile allowance, and $4,800 annually for medical and dental coverage. He also received a ten-year option to purchase 1,000,000 shares, of which 580,000 shares will have vested as of June 1, 2002 and the rest will vest at a rate of 20,000 per month, at a price equal to the closing price of the Company's stock on the date of the grant, which was $.50 at the date of purchase. Mr. Hahnfeldt will receive an annual bonus to be determined at the discretion of the Board of Directors to be paid on or before December 31 of each year. Prior to assuming the duties of Executive Vice President, Mr. Hahnfeldt was our President and CEO, serving since July 15, 1999. He was initially paid a salary of $104,000 per year, beginning on the date on which he was employed by us and took office as President. He also received a five-year warrant to purchase 50,000 shares of our Common Stock at $0.75 per share. On September 1, 1999, Mr. Hahnfeldt was awarded, under the 1999 Stock Option Plan, an option to purchase 150,000 shares at $0.71. In November, 1999, Mr. Hahnfeldt entered into a three-year employment contract with us that provided for base compensation in the first contract year of $104,000; in the second contract year, the sum of that amount plus the bonus awarded to him in the first contract year; and in the third contract year, that amount plus the bonus awarded to him in the second contract year. The bonus to which Mr. Hahnfeldt was entitled in each contract year was an amount, not to exceed 50% of base salary, determined by applying to that year's base salary the percentage by which the market price of our Common Stock had increased between the beginning and the end of the contract year. The first contract year ended on November 5, 2000, but no bonus was paid to Mr. Hahnfeldt which respect to that year because he deferred his bonus of $78,000. In addition, for each contract year Mr. Hahnfeldt was issued a five-year warrant to purchase 100,000 shares of our Common Stock for $1.00, $2.00, and $3.00 per share, successively. In July, 2000, our Board of Directors increased Mr. Hahnfeldt's salary to $3,700 per week, where it remained until February 28, 2002.

(3) Dr. Graves serves as our Chief Financial Officer and Vice President. Dr. Graves' 2002 salary was $73,384 along with $6,800 of other compensation. From June 2001 to December 2001, Dr. Graves deferred $26,921 of his 2001 annual compensation.

(4) Mr. Grochowski is our current Director of Business Development, effective August 28, 2000. He was initially paid a salary of $138,000 per year and on August 28, 2001, he was awarded, under the 1999 Stock Option Plan, an option to purchase 25,000 shares at $3.00, 25,000 shares at $3.50, and 25,000 shares at $4.00. In September 2002, Mr. Grochowski agreed to defer approximately 48% of his annual compensation.

(5) Mr. Stephen was our Senior Vice President and Chief Operating Officer, having joined us on May 3, 2000. During 2000, his annual salary was $160,000, and we paid him $80,621 in connection with his move and relocation to Company headquarters. During 2000, Mr. Stephen was issued ten-year non-qualified stock options to purchase a total 325,000 shares of our Common Stock. Mr. Stephens resigned from the company effective June 30, 2001.

(6) Mr. Dowie was our Vice President, Treasurer, and Chief Financial Officer, having joined us on February 7, 2000. He was initially hired at an annual salary of $100,000 and was granted an initial bonus of 10,000 shares of our Common Stock and $10,000 cash. His annual salary was increased to $140,000 on September 15, 2000, and he was awarded a bonus of $20,000. On January 1, 2001, Mr. Dowie was issued two, five-year incentive stock options to purchase 100,000 shares in total (50,000 shares for each option). Mr. Dowie's contract was not renewed and he subsequently resigned from the company effective December 31, 2001.

(7) Mr. Childress was our Vice President, Nuclear and Environmental Division, until August 2002. He was initially paid a salary of $175,000 per year and awarded, under the 1999 Stock Option Plan, an option to purchase 50,000 shares at $2.50. Starting October 1, 2001 and ending November 30, 2001 (nine weeks), thirty-three percent of his $6,731 bi-weekly salary was deferred, $10,096 in total. Starting December 1, 2001, his annual salary was decreased to $96,000, and he will also receive 1.75 percent of gross revenue of NETS with a markup of thirty percent or greater, or 0.75 percent of gross revenue with a markup between zero to thirty percent.

DIRECTOR COMPENSATION

         On October 12, 2000, our board of directors approved compensation for non-employee directors (Mr. Chad A. Verdi, Mr. Simon Nemzow, and Dr. Leonid Khotin) in the amount of $6,600 per calendar quarter, which was to be paid in monthly installments of $2,200. The employee members of our board of directors, Dr. Graves and Mr. Hahnfeldt, receive $3,000 per calendar quarter for their services on the board of directors, which is paid in monthly installments of

$1,000. As of June 1, 2002, Chad Verdi, Don Hahnfeldt, Dr. Randolph Graves and Simon Nemzow, agreed to defer receiving their board fee until further notice. Dr. Leonid Khotin agreed to defer half of his board fee, or $1,100.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, as of April 1, 2003, certain information as to the stock ownership of each person known by us to own beneficially 5% or more of our outstanding common stock, by each of our named officers and directors who owns any shares and by all officers and directors as a group. For the purpose of calculating the ownership percentages, we have considered to be outstanding both the total number of shares actually outstanding on April 1, 2003, which is 94,923,797, and the total number of shares that various people then had the right to acquire within 60 days.

                                         NUMBER OF SHARES OF       PERCENTAGE OF
                                            COMMON STOCK            OUTSTANDING
           NAME                          OWNED BENEFICIALLY        COMMON SHARES
           ----                          ------------------        -------------

Randolph A. Graves, Jr.
Officer and Director
3299 Villanova Ave.
San Diego, CA 92122                            600,000                      *

Encore Capital Management Inc.               6,996,798(1)               7.37%

Teofil Grochowski
Officer
215 Jefferson Woods Drive
Forest, VA 24551                                50,000(2)                   *

Don V. Hahnfeldt
Officer and Director
8201 Roxborough Loop
Gainesville, VA  20155                         200,000                      *

Leonid Khotin
Director
755 Anderson Avenue, Apt. 2F
Cliffside Park, NJ 07010                        45,000(3)                   *

Carey Naddell
Officer and Director
5155 Suffolk Drive
Boca Raton, FL 33496                           300,000                      *

Woodward LLC                                 2,450,000(4)               1.84%

Directors and officers as a group            1,195,000(5)               1.18%
---------------------------------
* Less than 1%

(1) Includes 6,000,369 shares owned of record and beneficially after conversion, on January 9, 2002, of $3 million convertible debentures owned by JNC Opportunity Fund Ltd., and 750,000 shares that it has the right to acquire upon exercise of an immediately exercisable warrants, for all of which Encore Capital Management, Inc., a registered investment adviser, serves as investment manager. There is a provision in the warrant agreement that prohibits the conversion of warrants if exercising those warrant would result in them owning more than 9.999% of the issued and outstanding shares of Common Stock.

(2) Includes 50,000 shares that Mr. Grochowski has the right to acquire upon exercise of an immediately exercisable option.

(3) Includes 25,000 shares that Dr. Khotin has the right to acquire upon exercise of an immediately exercisable warrant. Includes 20,000 shares owned by his wife.

(4) Includes 700,000 shares that Woodward, LLC has the right to acquire upon exercise of an immediately exercisable warrants.

(5)      Six people.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 2002, we were party to the following transactions with the following persons and entities:

         Prior to the his resignation from our board of directors and the termination of his consulting agreement in April 2003, Chad A. Verdi was a party to an agreement with us effective on February 1, 2002, through Verdi Consultants, Inc., which superceded and terminated all prior consulting agreements. Mr. Verdi provided consulting services to us in the area of corporate finance. For these services, Verdi Consultants, Inc. was compensated at the rate of $15,000 per month and received $750 per month for automobile and $2,000 per month for rent and other expenses to maintain an office in Rhode Island. Of this total $15,000 compensation, Verdi Consultants deferred $5,000 per month until the time this agreement was terminated on April 5, 2003. Verdi Consultants also received a ten-year option to purchase 1,000,000 shares at a price equal to the closing price of our common stock at the date of grant, which was $.50 per share. Pursuant to this option grant, 125,000 shares are immediately exercisable and an additional 375,000 will vest immediately upon shareholder approval to increase the authorized capital of the company and the options to purchase the remaining 500,000 shares will then vest in equal monthly installments for the duration of the term of the company's consulting agreement with Verdi Consultants, Inc.

         Prior to February 1, 2002, Mr. Verdi was a party to an agreement with us to provide consulting services in the area of corporate finance. For these services, he was compensated at the rate of $1,000 per week, and granted the right through warrants to purchase up to an aggregate of 375,000 shares of our common stock, of which 225,000 were issued: a five-year warrant issued on October 1, 1999 to purchase 75,000 shares at $1.00 per share; a five-year warrant issued on October 1, 2000 to purchase 75,000 shares at $2.00 per share; a five-year warrant to be issued on October 1, 2001 to purchase 75,000 shares at $3.00 per share and the remaining warrants issuable under the prior consulting agreements were superceded and terminated by the new agreement. On October 12, 2000, the Board approved alternative deferred compensation of $104,000 for 2000 for Mr. Verdi for his services as a full-time consultant to be paid in 2001, and his weekly compensation for these consulting services was increased to $3,000. During 2001, Mr. Verdi was paid $104,000 of deferred compensation.

         Crypto.com, Inc. is a Delaware corporation and a subsidiary of Eurotech. Crypto was organized to develop cryptographic systems for secure communication. Eurotech owns 66.04% of the outstanding equity of Crypto and the remaining equity is owned as follows: the inventor owns 18.87%; Peter Gulko, one of the holders of more than 5% of our common stock and a former officer and director owns 9.43%; Jeffery W. Stephen, a former officer, owns 1.89%; John W. Dowie, a former officer, owns 0.94%; Don V. Hahnfeldt, a current officer and director, owns 0.94%; Randolph A. Graves, a current officer and director, owns 0.94%; and Chad A Verdi, a former director and consultant, owns 0.94%. All of the assets of Crypto were transferred to Markland in December 2002.

ITEM 14. CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The exhibits list on the exhibit pages hereto are filed with or incorporated by reference into this Report.

(b) Reports on Form 8-K. We filed the following Current Reports on Form 8-K during the fourth quarter of 2002.

         (i) Form 8-K/A as of September 9, 2002 (filed with the SEC on October 7, 2002).

         (ii) Form 8-K as of September 24, 2002 (filed with the SEC on October 7, 2002).

         (iii) Form 8-K as of September 25, 2002 (filed with the SEC on October 7, 2002).

         (iv) Form 8-K as of November 15, 2002 (filed with the SEC on December 13, 2002).

         (v) Form 8-K as of December 19, 2002 (filed with the SEC on December 23, 2002)

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                           PAGE
                                                                            NO.
                                                                           ----

INDEPENDENT AUDITORS' REPORT.............................................  F-2
CONSOLIDATED BALANCE SHEETS
  At December 31, 2002 and December 31, 2001.............................  F-3
CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended
  December 31, 2002, 2001 and 2000
  For the Period from Inception (May 26, 1995) to December 31, 2002......  F-5
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
  For the Period from Inception (May 26, 1995) to December 31, 2002......  F-6
CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended
  December 31, 2002, 2001 and 2000
  For the Period from Inception (May 26, 1995) to December 31, 2002......  F-22
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................  F-24
SELECTED FINANCIAL DATA
  For the Five Years Ended December 31, 2002.............................   (*)

(*) Included in Part II, Item 6 of the Form.

Board of Directors and Stockholders
Eurotech, Ltd.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheets of Eurotech, Ltd. and Subsidiaries (the "Company") (a development stage company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' (deficiency) equity, and cash flows for the years ended December 31, 2002, 2001 and 2000 and for the period from inception (May 26, 1995) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eurotech, Ltd. and Subsidiaries (a development stage company) at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years ended December 31, 2002, 2001 and 2000 and for the period from inception (May 26, 1995) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred net losses of approximately $12,443,000, $8,760,000 and $9,873,000 during the years ended December 31, 2002,
2001 and 2000, respectively. As of December 31, 2002, the Company had a working capital deficiency of approximately $3,159,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

New York, New York
March 22, 2003 (except for Note 13,
which is dated April 15, 2003)

                                    EUROTECH, LTD. AND SUBSIDIARIES
                                     (A Development Stage Company)

                                      CONSOLIDATED BALANCE SHEETS

                                                ASSETS
                                                ------

                                                                                  At December 31,
                                                                            --------------------------
                                                                               2002            2001
                                                                            -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                 $  386,835     $  465,346
  Prepaid expenses and other current assets                                    220,413        253,840
                                                                            -----------    -----------
      TOTAL CURRENT ASSETS                                                     607,248        719,186

PROPERTY AND EQUIPMENT - NET                                                   138,938        193,661

OTHER ASSETS:
  Technology rights (EKOR) - net                                                    --      4,694,484
  Technology rights (Acoustic Core) - net of accumulated amortization of $724,888 and $232,527 at December 31, 2002 and 2001,
    respectively                                                             2,450,112      2,267,473
  Patent costs - net                                                            19,314         21,067
  Other assets                                                                      --        224,039
                                                                            -----------    -----------
      TOTAL ASSETS                                                          $3,215,612     $8,119,910
                                                                            ===========    ===========

                         The accompanying notes are an integral part of these
                                  consolidated financial statements.

                                           EUROTECH, LTD. AND SUBSIDIARIES
                                            (A Development Stage Company)

                                             CONSOLIDATED BALANCE SHEETS

                                  LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
                                  -------------------------------------------------

                                                                                             At December 31,
                                                                                     -------------------------------
                                                                                         2002               2001
                                                                                     -------------     -------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                           $  3,117,763      $    885,207
  Current portion of notes payable - related parties                                      473,591                --
  Current portion of convertible debentures                                                    --         3,000,000
  Advance on sale of common stock                                                         175,000                --
                                                                                     -------------     -------------
      TOTAL CURRENT LIABILITIES                                                         3,766,354         3,885,207

NOTES PAYABLE - RELATED PARTIES                                                                --           202,091

SECURED CONVERTIBLE PROMISSORY NOTE - Less debt discount of $125,000
  at December 31, 2002                                                                    375,000                --
                                                                                     -------------     -------------
      TOTAL LIABILITIES                                                                 4,141,354         4,087,298
                                                                                     -------------     -------------

Minority Interest                                                                       3,967,130                --
                                                                                     -------------     -------------

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Notes 1, 3, 6, 10, 12, and 13)

STOCKHOLDERS' (DEFICIENCY) EQUITY:
  Series A non-voting 3% Convertible Preferred stock - $.01 par value; 25,000 and -0- shares authorized at December 31, 2002 and 2001, respectively;
    25,000 and -0- shares issued and outstanding at
    December 31, 2002 and 2001, respectively                                                  250                --
  Series B non-voting 5% Convertible Preferred stock - $.01 par value;
    25,000 and -0- share authorized at December 31, 2002 and 2001, respectively;
    11,450 and -0- shares issued and outstanding
    December 31, 2002 and 2001, respectively                                                  114                --
  Common stock - $0.00025 par value; 100,000,000 shares authorized;
    91,723,891 shares issued and 88,191,915 shares outstanding at December 31, 2002; 59,673,377 shares issued and 56,141,401
    outstanding at December 31, 2001                                                       22,933            14,919
  Additional paid-in capital                                                           69,087,322        61,998,255
  Unearned compensation                                                                   (86,085)         (131,911)
  Deficit accumulated during the development stage                                    (65,439,685)      (49,370,930)
  Treasury stock, at cost; 3,531,976 shares at December 31, 2002
    and 2001, respectively                                                             (8,477,721)       (8,477,721)
                                                                                     -------------     -------------
      TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY                                          (4,892,872)        4,032,612
                                                                                     -------------     -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY                        $  3,215,612      $  8,119,910
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

                                      EUROTECH, LTD. AND SUBSIDIARIES
                                       (A Development Stage Company)

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            For the Period
                                                 For the Years Ended December 31,           from Inception
                                       -------------------------------------------------  (May 26, 1995) to
                                           2002               2001              2000       December 31, 2002
                                       -------------     -------------     -------------   -----------------
REVENUES                               $     88,821      $     18,873      $    350,000      $    607,694
                                       -------------     -------------     -------------     -------------
COSTS AND EXPENSES:
  Cost of sales                               5,807             8,160                --            13,967
  Research and development                  912,861           747,073         3,010,391         9,408,872
  Consulting fees                         1,135,300         2,176,848         1,125,477         6,306,242
  Compensatory element of stock
    and options issuances for
    consulting fees                       1,270,075           535,031           925,717         6,514,729
  Other general and administrative
    expenses                              3,475,562         3,435,381         3,427,588        15,488,985
  Depreciation and amortization           2,159,315         1,899,346         1,631,237         5,848,254
  Loss on impairment of technology
    rights                                3,084,947                --                --         3,084,947
                                       -------------     -------------     -------------     -------------
    TOTAL COSTS AND EXPENSES             12,043,867         8,801,839        10,120,410        46,665,996
                                       -------------     -------------     -------------     -------------
OPERATING LOSS                          (11,955,046)       (8,782,966)       (9,770,410)      (46,058,302)
                                       -------------     -------------     -------------     -------------
OTHER EXPENSES/(INCOME):
  Interest expense                           40,663           294,106           415,425         2,205,815
  Interest income                            (6,682)          (91,837)         (313,046)         (412,029)
  Amortization of deferred and
    unearned financing costs                     --                --                --        13,276,591
  Debt conversion expense                   390,000                --                --           390,000
  Litigation settlement in shares
    of stock                                     --                --                --           456,278
  Other income                                   --          (225,000)               --          (225,000)
  Minority interest in subsidiary            64,369                --                --            64,369
                                       -------------     -------------     -------------     -------------

    TOTAL OTHER EXPENSES/(INCOME)           488,350           (22,731)          102,379        15,756,024
                                       -------------     -------------     -------------     -------------
NET LOSS                                (12,443,396)       (8,760,235)       (9,872,789)      (61,814,326)

PREFERRED STOCK DIVIDENDS -
  NON-CASH                                3,625,359                --                --         3,625,359
                                       -------------     -------------     -------------     -------------
NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                         $(16,068,755)     $ (8,760,235)     $ (9,872,789)     $(65,439,685)
                                       =============     =============     =============     =============
BASIC AND DILUTED NET LOSS PER SHARE
  (Notes 2, 10 and 11)                 $       (.23)     $       (.18)     $       (.23)
                                       =============     =============     =============
WEIGHTED AVERAGE COMMON SHARES
  USED IN BASIC AND DILUTED NET LOSS
  PER SHARE (Notes 2, 10 and 11)         70,129,726        48,835,959        42,750,339
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

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2002

                                                                 Common Stock                 Additional
                                                         -----------------------------         Paid-in
                                                           Shares            Amount            Capital
                                                         -----------       -----------        -----------
                                                             (1)

Period Ended December 31, 1995:
-------------------------------

Founder shares issued
  ($0.00025 per share)                                    4,380,800        $    1,095         $   (1,095)
Issuance of stock for offering
  consulting fees ($0.0625 per share)                       440,000               110             27,390
Issuance of stock
  ($0.0625 and $0.25 per share)                           4,080,000             1,020            523,980
Issuance of stock for license
  ($0.0625 per share)                                       600,000               150             37,350
Issuance of stock options for
  offering legal and consulting fees                          -                 -                 75,000
Offering expenses                                             -                 -               (105,398)
Net loss                                                      -                 -                  -
                                                         -----------       -----------        -----------
Balance - December 31, 1995                               9,500,800        $    2,375         $  557,227
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

                                        EUROTECH, LTD. AND SUBSIDIARIES
                                         (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2002

                                                                Common Stock                 Additional
                                                         -----------------------------         Paid-in
                                                           Shares            Amount            Capital
                                                         ------------      ------------       ------------
                                                             (1)
Year Ended December 31, 1996:
-----------------------------
Balance - January 1, 1996                                  9,500,800       $     2,375        $   557,227

Issuance of stock ($0.25 per share)                        1,278,000               320            319,180
Exercise of stock options                                    600,000               150                  -
Issuance of stock for consulting fees
  ($0.06 to $1.82 per share)                               4,345,036             1,086          1,208,391
Issuance of stock pursuant to bridge
  financing ($1.81325 per share)                           1,500,000               375          2,719,500
Amortization of unearned financing costs                       -                 -                  -
Repayment by stockholders                                      -                 -                  -
Net loss                                                       -                 -                  -
                                                         ------------      ------------       ------------
Balance - December 31, 1996                               17,223,836       $     4,306        $ 4,804,298
                                                         ============      ============       ============

                                                                                             Deficit
                                                                                           Accumulated
                                                                          Unearned         During the
                                                      Due from            Financing        Development
                                                    Stockholders            Costs             Stage               Total
                                                    ------------         ------------      ------------       ------------

Year Ended December 31, 1996:
-----------------------------

Balance - January 1, 1996                           $    (3,000)         $     -           $  (513,226)       $    43,376

Issuance of stock ($0.25 per share)                       -                    -                 -                319,500
Exercise of stock options                                 -                    -                 -                    150
Issuance of stock for consulting fees
  ($0.06 to $1.82 per share)                              -                    -                 -              1,209,477
Issuance of stock pursuant to bridge
  financing ($1.81325 per share)                          -               (2,719,875)            -                 -
Amortization of unearned financing costs                  -                  226,656             -                226,656
Repayment by stockholders                                 3,000                -                 -                  3,000
Net loss                                                  -                    -            (3,476,983)        (3,476,983)
                                                    ------------         ------------      ------------       ------------
Balance - December 31, 1996                         $     -              $(2,493,219)      $(3,990,209)       $(1,674,824)
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

                                        EUROTECH, LTD. AND SUBSIDIARIES
                                         (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2002

                                                                    Common Stock                 Additional
                                                           ------------------------------         Paid-in
                                                             Shares            Amount             Capital
                                                           ------------      ------------       ------------
Year Ended December 31, 1997:
-----------------------------

Balance - January 1, 1997                                   17,223,836       $     4,306        $ 4,804,298

Issuance of stock for consulting fees
  ($2.50 to $5.45 per share)                                   162,000                40            667,510
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                                            500,000               125          2,724,875
Value assigned to conversion feature of
  Convertible Debentures                                         -                 -              1,337,143
Value assigned to issuance of warrant to
  purchase 127,500 shares in
  consideration for interest and
  placement fees in connection with
  Convertible Debentures                                         -                 -                284,480
Value assigned to issuance to
  shareholder of warrant to purchase
  399,000 shares for consulting services                         -                 -                902,268
Issuance of stock for consulting fees
  ($4.00 per share)                                             43,000                11            171,989
Accrual of stock issued January 1998
  pursuant to penalty provision of
  bridge financing ($2.00 per share)                         1,000,000               250          1,999,750
Amortization of unearned financing costs                         -                 -                  -
Net loss                                                         -                 -                  -
                                                           ------------      ------------       ------------
Balance - December 31, 1997                                 18,928,836       $     4,732        $12,892,313
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

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2002

                                                                       Deficit
                                                                     Accumulated
                                                   Unearned          During the
                                                   Financing         Development
                                                    Costs              Stage               Total
                                                 ------------       -------------       -------------

Year Ended December 31, 1997:
-----------------------------

Balance - January 1, 1997                        $(2,493,219)       $ (3,990,209)       $ (1,674,824)

Issuance of stock for consulting fees
  ($2.50 to $5.45 per share)                           -                   -                 667,550
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($5.45 per share)                               (2,725,000)              -                   -
Value assigned to conversion feature of
  Convertible Debentures                          (1,337,143)              -                   -
Value assigned to issuance of warrant to
  purchase 127,500 shares in consideration
  for interest and placement fees in
  connection with Convertible Debentures            (284,480)              -                   -
Value assigned to issuance to shareholder of
  warrant to purchase 399,000 shares for
  consulting services                               (902,268)              -                   -
Issuance of stock for consulting fees
  ($4.00 per share)                                    -                   -                 172,000
Accrual of stock issued January 1998
  pursuant to penalty provision of bridge
  financing ($2.00 per share)                     (2,000,000)              -                   -
Amortization of unearned financing costs           8,426,793               -               8,426,793
Net loss                                               -             (12,441,242)        (12,441,242)
                                                 ------------       -------------       -------------
Balance - December 31, 1997                      $(1,315,317)       $(16,431,451)       $ (4,849,723)
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

                                            EUROTECH, LTD. AND SUBSIDIARIES
                                             (A Development Stage Company)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2002

                                                              Common Stock              Additional
                                                       ----------------------------      Paid-in
                                                         Shares          Amount          Capital
                                                       ------------    ------------    ------------
Year Ended December 31, 1998:
-----------------------------

Balance - January 1, 1998                               18,928,836     $     4,732     $12,892,313

Issuance of stock for consulting fees
  ($0.32 to $2.58 per share)                               468,044             117         515,833
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($1.0625 per share)                                      500,000             125         531,124
Value assigned to conversion feature of
  Convertible Debentures and warrant to
  purchase 185,000 shares issued as
  additional interest                                        -               -           1,575,000
Cancellation of stock issued for
  consulting fees                                         (375,000)            (94)        (93,656)
Issuance of stock for conversion of
  debenture payable ($0.32 per share)                      100,002              25          32,169
Amortization of unearned financing costs                     -               -               -
Net loss                                                     -               -               -
                                                       ------------    ------------    ------------
Balance - December 31, 1998                             19,621,882     $     4,905     $15,452,783
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

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2002

                                                                       Deficit
                                                                     Accumulated
                                                   Unearned          During the
                                                   Financing         Development
                                                    Costs              Stage               Total
                                                 ------------       -------------       -------------


Year Ended December 31, 1998:
-----------------------------

Balance - January 1, 1998                        $(1,315,317)       $(16,431,451)       $ (4,849,723)

Issuance of stock for consulting fees
  ($0.32 to $2.58 per share)                           -                   -                 515,950
Issuance of stock pursuant to penalty
  provision of bridge financing
  ($1.0625 per share)                               (531,249)              -                   -
Value assigned to conversion feature of
  Convertible Debentures and warrant to
  purchase 185,000 shares issued as
  additional interest                             (1,575,000)              -                   -
Cancellation of stock issued for
  consulting fees                                      -                   -                 (93,750)
Issuance of stock for conversion of
  debenture payable ($0.32 per share)                  -                   -                  32,194
Amortization of unearned financing costs           3,374,066               -               3,374,066
Net loss                                               -              (7,814,143)         (7,814,143)
                                                 ------------       -------------       -------------
Balance - December 31, 1998                      $   (47,500)       $(24,245,594)       $ (8,835,406)
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

                                        EUROTECH, LTD. AND SUBSIDIARIES
                                         (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2002

                                                             Common Stock              Additional
                                                      ----------------------------      Paid-in
                                                        Shares          Amount          Capital
                                                      ------------    ------------    ------------

Year Ended December 31, 1999:
-----------------------------

Balance - January 1, 1999                              19,621,882     $     4,905     $15,452,783

Issuance of stock on consulting fees
  ($0.77 to $2.04 per share)                            1,286,561             322       1,202,301
Issuance of stock on conversion of
  debenture payable ($0.35 per share)                     987,201             247         341,029
Issuance of stock for finder's fee
  ($0.77 to $1.94 per share)                              112,098              27         110,029
Value assigned to conversion feature of
  Convertible Debentures and warrant to
  purchase 94,750 shares issued as
  additional interest                                       -               -             175,425
Value assigned to additional
  consideration for financing activities
  ($0.72 per share)                                       100,000              25          71,975
Issuance of stock ($0.25 to $0.50 per share)            7,205,000           1,802       2,505,698
Issuance of stock in settlement of
  litigation ($2.51 per share)                            181,784              45         456,233
Issuance of stock on exercise of
  warrants ($1.50 per share)                              200,000              50         299,950
Acquisition of 6,795,000 shares of ATI,
  previously Kurchatov Research
  Holdings, Ltd. ($1.07 per share)                      4,530,000           1,133       4,840,305
Acquisition from ATI of EKOR technology
  interest ($1.069 per share)                           2,000,000             500       2,137,000
Issuance of stock to retire debt of ATI
  assumed with purchase of EKOR
  technology interest ($1.06 per share)                 1,000,000             250       1,068,500
Issuance of stock on exercise of
  warrants ($0.36 per share)                               75,000              19          26,981
Issuance of stock on conversion of
  debenture note payable, interest and
  penalties ($0.36 per share)                             217,464              54         230,458
Issuance of stock in private sale
  ($1.59 per share)                                     1,882,353             471       2,831,529
Modification of warrants issued                             -               -             123,500
Amortization of unearned financing costs                    -               -               -
Net loss                                                    -               -               -
                                                      ------------    ------------    ------------
Balance - December 31, 1999                            39,399,343     $     9,850     $31,873,696
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

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2002

                                                                       Deficit
                                                                     Accumulated
                                                   Unearned          During the
                                                   Financing         Development
                                                    Costs              Stage               Total
                                                 ------------       -------------       -------------

Year Ended December 31, 1999:
-----------------------------

Balance - January 1, 1999                        $   (47,500)       $(24,245,594)       $ (8,835,406)

Issuance of stock for consulting fees
  ($0.77 to $2.04 per share)                           -                   -               1,202,623
Issuance of stock on conversion of
  debenture payable ($0.35 per share)                  -                   -                 341,276
Issuance of stock for finder's fee
  ($0.77 to $1.94 per share)                           -                   -                 110,056
Value assigned to conversion feature of
  Convertible Debentures and warrant to
  purchase 94,750 shares issued as
  additional interest                               (175,425)              -                   -
Value assigned to additional consideration
  for financing activities ($0.72 per share)         (72,000)              -                   -
Issuance of stock ($0.25 to $0.50 per share)           -                   -               2,507,500
Issuance of stock in settlement of
  litigation ($2.51 per share)                         -                   -                 456,278
Issuance of stock on exercise of warrants
  ($1.50 per share)                                    -                   -                 300,000
Acquisition of 6,795,000 shares of ATI,
  previously Kurchatov Research Holdings,
  Ltd. ($1.07 per share)                               -                   -               4,841,438
Acquisition from ATI of EKOR technology
  interest ($1.069 per share)                          -                   -               2,137,500
Issuance of stock to retire debt of ATI
  assumed with purchase of EKOR technology
  interest ($1.06 per share)                           -                   -               1,068,750
Issuance of stock on exercise of warrants
  ($0.36 per share)                                    -                   -                  27,000
Issuance of stock on conversion of
  debenture note payable, interest and
  penalties ($0.36 per share)                          -                   -                 230,512
Issuance of stock in private sale
  ($1.59 per share)                                    -                   -               2,832,000
Modification of warrants issued                        -                   -                 123,500
Amortization of unearned financing costs             294,925               -                 294,925
Net loss                                               -              (6,492,312)         (6,492,312)
                                                 ------------       -------------       -------------
Balance - December 31, 1999                      $     -            $(30,737,906)       $  1,145,640
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

                                        EUROTECH, LTD. AND SUBSIDIARIES
                                         (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2002

                                                                          Common Stock
                                                                   ---------------------------
                                                                      Shares          Amount
                                                                   -----------      ----------

For the Year Ended December 31, 2000
------------------------------------

Balance - January 1, 2000                                          39,399,343       $   9,850

Issuance of stock for consulting fees
  ($1.93 to $5.00 per share)                                          140,674              34
Issuance of stock ($5.00 to $5.37 per share)                        3,200,000             800
Issuance of stock in payment of note payable and
  related interest ($0.28 per share)                                  200,000              50
Issuance of stock for interest on convertible
  debentures ($1.56 per share)                                        289,655              74
Issuance of stock and warrants to settle
  penalties of convertible debentures
  ($2.00 per share)                                                   300,000              75
Issuance of stock on conversion of
  debentures and interest ($1.06 to $2.75 per share)                1,793,073             449
Accrual of shares under reset provisions                            8,500,000           2,125
Issuance of stock for price reset                                     741,085             185
Issuance of stock on exercise of warrants
  ($1.00 to $2.00 per share)                                          320,000              79
Compensatory element of options to purchase
  337,500 shares issued to employee as
  additional compensation                                               -               -
Value assigned to warrants issued to consultants                        -               -
Compensatory element of warrants issued to
  employees                                                             -               -
Exercise of stock options                                              50,000              13
Shares repurchased                                                      -               -
Amortization of unearned compensation                                   -               -
Net loss                                                                -               -
                                                                   -----------      ----------
Balance - December 31, 2000                                        54,933,830       $  13,734
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

                                        EUROTECH, LTD. AND SUBSIDIARIES
                                         (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2002

                                                               Treasury Stock              Additional
                                                        -----------------------------       Paid-in         Unearned
                                                          Shares            Amount          Capital       Compensation
                                                        -----------      ------------     ------------    ------------

For the Year Ended December 31, 2000
------------------------------------

Balance - January 1, 2000                                    -           $     -          $31,873,696     $     -

Issuance of stock for consulting fees
  ($1.93 to $5.00 per share)                                   174               348          582,144           -
Issuance of stock ($5.00 to $5.37 per share)                 -                 -           16,749,170           -
Issuance of stock in payment of note
  payable and related interest
  ($0.28 per share)                                          -                 -               56,343           -
Issuance of stock for interest on
  convertible debentures ($1.56 per share)                   -                 -              451,064           -
Issuance of stock and warrants to settle
  penalties of convertible debentures
  ($2.00 per share)                                          -                 -            1,119,925           -
Issuance of stock on conversion of
  debentures and interest ($1.06 to $2.76
  per share)                                                 -                 -            3,300,271           -
Accrual of shares under reset provisions                     -                 -               (2,125)          -
Issuance of stock for price reset                            -                 -                 (185)          -
Issuance of stock on exercise of warrants
  ($1.00 to $2.00 per share)                                 -                 -              437,421           -
Compensatory element of options to
  purchase 337,5000 shares issued to
  employee as additional compensation                        -                 -              206,375        (187,750)
Value assigned to warrants issued to
  consultants                                                -                 -              204,718           -
Compensatory element of warrants issued to
  employees                                                  -                 -               78,125           -
Exercise of stock options                                    -                 -               16,487           -
Shares repurchased                                      (3,532,150)       (8,478,069)           -               -
Amortization of unearned compensation                        -                 -                -              41,723
Net loss                                                     -                 -                -               -
                                                        -----------      ------------     ------------    ------------
Balance - December 31, 2000                             (3,531,976)      $(8,477,721)     $55,073,429     $  (146,027)
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

                                   EUROTECH, LTD. AND SUBSIDIARIES
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2002

                                                              Deficit
                                                            Accumulated
                                                            During the
                                                            Development
                                                              Stage                 Total
                                                           -------------         ------------


For the Year Ended December 31, 2000
------------------------------------

Balance - January 1, 2000                                  $(30,737,906)         $ 1,145,640

Issuance of stock for consulting fees
  ($1.93 to $5.00 per share)                                      -                  582,526
Issuance of stock ($5.00 to $5.37 per share)                      -               16,749,970
Issuance of stock in payment of note payable
  and related interest ($0.28 per share)                          -                   56,393
Issuance of stock for interest on convertible
  debentures ($1.56 per share)                                    -                  451,138
Issuance of stock and warrants to settle
  penalties of convertible debentures
  ($2.00 per share)                                               -                1,120,000
Issuance of stock on conversion of
  debentures and interest ($1.06 to $2.75 per share)              -                3,300,720
Accrual of shares under reset provisions                          -                    -
Issuance of stock for price reset                                 -                    -
Issuance of stock on exercise of warrants
  ($1.00 to $2.00 per share)                                      -                  437,500
Compensatory element of options to purchase
  337,500 shares issued to employee as
  additional compensation                                         -                   18,625
Value assigned to warrants issued to
  consultants                                                     -                  204,718
Compensatory element of warrants issued to
  employees                                                       -                   78,125
Exercise of stock options                                         -                   16,500
Shares repurchased                                                -               (8,478,069)
Amortization of unearned compensation                             -                   41,723
Net loss                                                     (9,872,789)          (9,872,789)
                                                           -------------         ------------
Balance - December 31, 2000                                $(40,610,695)         $ 5,852,720
                                                           =============         ============

                    The accompanying notes are an integral part of these
                             consolidated financial statements.

                                        EUROTECH, LTD. AND SUBSIDIARIES
                                         (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2002

                                                       Common Stock                 Treasury Stock
                                                -------------------------     ---------------------------
                                                   Shares        Amount          Shares         Amount
                                                -----------    ----------     -----------    ------------
For the Year Ended December 31, 2001
------------------------------------

Balance - January 1, 2001                       54,933,830     $  13,734      (3,531,976)    $(8,477,721)

Compensatory element of warrants to
  purchase 210,000 shares issued to
  consultant as compensation                         -             -               -               -
Issuance of stock for consulting fees
  ($0.35 to $2.15 per share)                       194,894            49           -               -
Exercise of warrants ($1.10 per share)              50,000            13           -               -
Issuance of stock ($2.25 per share)              1,333,333           333           -               -
Modification of warrants issued                      -             -               -               -
Issuance of stock for acquisition of
  Acoustic Core Technology ($1.00 per
  share)                                         2,500,000           625           -               -
Shares issued under repricing
  agreements for March 2000 financing            2,279,463           570           -               -
Shares issued under repricing
  agreements for April 2000 financing            1,352,566           338           -               -
Issuance of stock ($.33 per share)               3,000,000           750           -               -
Compensatory element of warrants to
  purchase 500,000 shares issued to
  consultant as additional compensation              -             -               -               -
Compensatory element of warrants to
  purchase 455,000 shares issued to
  consultants as compensation                        -             -               -               -
Issuance of stock for consulting fees
  ($.345 per share)                                 29,291             7           -               -
Shares issued under repricing
  agreements for April 2000 financing            2,500,000           625           -               -
Reversal of December 2000 accrual under
  repricing agreements                          (8,500,000)       (2,125)          -               -
Amortization of unearned compensation                -             -               -               -
Net loss                                             -             -               -               -
                                                -----------    ----------     -----------    ------------
Balance - December 31, 2001                     59,673,377     $  14,919      (3,531,976)    $(8,477,721)
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

                                        EUROTECH, LTD. AND SUBSIDIARIES
                                         (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2002

                                                                                           Deficit
                                                                                          Accumulated
                                                       Additional                         During the
                                                        Paid-in           Unearned        Development
                                                        Capital         Compensation         Stage             Total
                                                      ------------      -----------      --------------     ------------
For the Year Ended December 31, 2001
------------------------------------

Balance - January 1, 2001                             $55,073,429       $ (146,027)      $ (40,610,695)     $ 5,852,720

Compensatory element of warrants to purchase
  210,000 shares issued to consultant as
  compensation                                            182,400            -                   -              182,400
Issuance of stock for consulting fees
  ($0.35 to $2.15 per share)                              128,966            -                   -              129,015
Exercise of warrants ($1.10 per share)                     54,987            -                   -               55,000
Issuance of stock ($2.25 per share)                     2,839,667            -                   -            2,840,000
Modification of warrants issued                            29,000            -                   -               29,000
Issuance of stock for acquisition of Acoustic
  Core Technology ($1.00 per share)                     2,499,375            -                   -            2,500,000
Shares issued under repricing agreements for
  March 2000 financing                                       (570)           -                   -                -
Shares issued under repricing agreements for
  April 2000 financing                                       (338)           -                   -                -
Issuance of stock ($.33 per share)                        999,250            -                   -            1,000,000
Compensatory element of warrants to purchase
  500,000 shares issued to consultant as
  additional compensation                                  90,000          (90,000)              -                -
Compensatory element of warrants to purchase
  455,000 shares issued to consultants as
  compensation                                             90,500          (38,000)              -               52,500
Issuance of stock for compensation
  ($.345 per share)                                        10,089            -                   -               10,096
Shares issued under repricing agreements for
  April 2000 financing                                       (625)           -                   -                -
Reversal of December 2000 accrual under
  repricing agreements                                      2,125            -                   -                -
Amortization of unearned compensation                       -              142,116               -              142,116
Net loss                                                    -                -              (8,760,235)      (8,760,235)
                                                      ------------      -----------      --------------     ------------
Balance - December 31, 2001                           $61,998,255       $ (131,911)      $ (49,370,930)     $ 4,032,612
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

                                                 EUROTECH, LTD. AND SUBSIDIARIES
                                                  (A Development Stage Company)

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                                FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2002

                                                                 Preferred Stock                 Common Stock
                                                             ------------------------     ---------------------------
                                                              Shares        Amount          Shares           Amount
                                                             ---------    -----------     -----------     -----------
For the Year Ended December 31, 2002:
------------------------------------

Balance - January 1, 2002                                          -     $        -      59,673,377    $     14,919

Issuance of stock on conversion of
  convertible debentures including
  interest ($.60 per share)                                        -              -       6,000,369           1,500
Value assigned to warrants issued on
  conversion of convertible debentures                             -              -               -               -
Issuance of preferred stock
  ($100 per share)                                            25,000            250               -               -
Issuance of stock for price reset                                  -              -       6,000,000           1,500
Value assigned to options issued to
  consultants                                                      -              -               -               -
Modification of warrants issued                                    -              -               -               -
Issuance of stock for consulting services
  ($0.21 to $0.64 per share)                                       -              -          16,145               5
Value assigned to options issued for
  legal services                                                   -              -               -               -
Offering cost - preferred stock                                    -              -               -               -
Issuance of stock for price reset                                  -              -       4,350,000           1,088
Value assigned to options issued for
  consulting services                                              -              -               -               -
Cancellation of warrants issued                                    -              -               -               -
Cancellation of shares accrued but not
  issued ($.001 per share)                                         -              -        (120,000)            (30)
Issuance of stock for consulting services                          -              -          54,000              13
Issuance of stock in connection with
  private financing agreement
  ($.05 per share)                                                 -              -       5,000,000           1,250
Exercise of warrants ($.05 per share)                              -              -       5,000,000           1,250
Issuance of stock for technology rights
  ($.15 per share)                                                 -              -       4,000,000           1,000
Issuance of stock for price reset                                  -              -       1,750,000             438
Sale of Series B Convertible Preferred
  Stock                                                       11,450            114               -               -
Obligation satisfied by issuance of
  Markland stock                                                   -              -               -               -
Amortization of unearned compensation                              -              -               -               -
Effect of exchange agreement with
  Markland                                                         -              -               -               -
Effect of exchange agreement with Markland -
  Markland preferred stock                                         -              -               -               -
Common stock of Markland issued for
  directors compensation                                           -              -               -               -
Preferred stock dividends - parent                                 -              -               -               -
Preferred stock dividends - Markland                               -              -               -               -
Gain on sale of Markland common stock                              -              -               -               -
Net loss
                                                            ---------    -----------     -----------     -----------
                                                              36,450     $      364      91,723,891      $   22,933
Balance - December 31, 2002                                 =========    ===========     ===========     ===========

Series A 3% Convertible Preferred Stock                       25,000     $      250
Series B 5% Convertible Preferred Stock                       11,450            114
                                                            ---------    -----------
                                                              36,450     $      364
                                                            =========    ===========

                                       The accompanying notes are an integral part of these
                                               consolidated financial statements.

                                               EUROTECH, LTD. AND SUBSIDIARIES
                                                (A Development Stage Company)

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                              FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2002

                                                                    Treasury Stock               Additional
                                                              -----------------------------        Paid-in          Unearned
                                                                 Shares          Amount            Capital        Compensation
                                                              ------------    -------------      ------------     ------------
For the Year Ended December 31, 2002:
------------------------------------

Balance - January 1, 2002                                     (3,531,976)     $(8,477,721)       $61,998,255      $  (131,911)

Issuance of stock on conversion of
  convertible debentures including interest
  ($.60 per share)                                                      -                -         3,572,919                -
Value assigned to warrants issued on
  conversion of convertible debentures                                  -                -           390,000                -
Issuance of preferred stock ($100 per share)                            -                -         2,499,750                -
Issuance of stock for price reset                                       -                -            (1,500)               -
Value assigned to options issued to
  consultants                                                           -                -           490,000         (490,000)
Modification of warrants issued                                         -                -            77,000                -
Issuance of stock for consulting services
  ($0.21 to $0.64 per share)                                            -                -             6,392                -
Value assigned to options issued for
  legal services                                                        -                -            47,250                -
Offering cost - preferred stock                                         -                -          (149,620)               -
Issuance of stock for price reset                                       -                -            (1,088)               -
Value assigned to options issued for
  consulting services                                                   -                -            66,270          (66,270)
Cancellation of warrants issued                                         -                -           (13,345)          13,345
Cancellation of shares accrued but not
  issued ($.001 per share)                                              -                -               (90)               -
Issuance of stock for consulting services                               -                -           311,824                -
Issuance of stock in connection with
  private financing agreement
  ($.05 per share)                                                      -                -           248,750                -
Exercise of warrants ($.05 per share)                                   -                -           248,750                -
Issuance of stock for technology rights
  ($.15 per share)                                                      -                -           599,000                -
Issuance of stock for price reset                                       -                -              (438)               -
Sale of Series B Convertible Preferred
  Stock                                                                 -                -           174,886                -
Obligation satisfied by issuance of
  Markland stock                                                        -                -           300,000                -
Amortization of unearned compensation                                   -                -             9,960          588,751
Effect of exchange agreement with                                                                                           -
  Markland                                                              -                -        (1,854,201)               -
Effect of exchange agreement with Markland -
  Markland preferred stock                                              -                -        (3,918,750)               -
Common stock of Markland issued for
  directors compensation                                                -                -             4,000                -
Preferred stock dividends - parent                                      -                -         3,625,359                -
Preferred stock dividends - Markland                                    -                -            15,989                -
Gain on sale of Markland common stock                                   -                -           340,000                -
Net loss                                                                -                -                 -                -
                                                              ------------    -------------      ------------     ------------
Balance - December 31, 2002                                    (3,531,976)    $ (8,477,721)      $69,087,322      $   (86,085)
                                                              ============    =============      ============     ============

                                     The accompanying notes are an integral part of these
                                             consolidated financial statements.

                                  EUROTECH, LTD. AND SUBSIDIARIES
                                   (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                 FOR THE PERIOD FROM INCEPTION (MAY 26, 1995) TO DECEMBER 31, 2002

                                                        Deficit Accumulated
                                                             During the
                                                         Development Stage                Total
                                                           -------------              -------------
For the Year Ended December 31, 2002:
------------------------------------

Balance - January 1, 2002                                 $(49,370,930)                $ 4,032,612

Issuance of stock on conversion of
  convertible debentures including interest
  ($.60 per share)                                                    -                  3,574,419
Value assigned to warrants issued on
  conversion of convertible debentures                                -                    390,000
Issuance of preferred stock
  ($100 per share)                                                    -                  2,500,000
Issuance of stock for price reset                                     -                          -
Value assigned to options issued to
  consultants                                                         -                          -
Modification of warrants issued                                       -                     77,000
Issuance of stock for consulting services
  ($0.31 to $0.64 per share)                                          -                      6,397
Value assigned to options issued for
  legal services                                                      -                     47,250
Offering cost - preferred stock                                       -                   (149,620)
Issuance of stock for price reset                                     -                          -
Value assigned to options issued for
  consulting services                                                 -                          -
Cancellation of warrants issued                                       -                          -
Cancellation of shares accrued but not issued
  ($.001 per share)                                                   -                       (120)
Issuance of stock for consulting services                             -                    311,837
Issuance of stock in connection with
  private financing agreement
  ($.05 per share)                                                    -                    250,000
Exercise of warrants ($.05 per share)                                 -                    250,000
Issuance of stock for technology rights
  ($.15 per share)                                                    -                    600,000
Issuance of stock for price reset                                     -                          -
Sale of Series B Convertible Preferred
  Stock                                                               -                    175,000
Obligation satisfied by issuance of
  Markland stock                                                      -                    300,000
Amortization of unearned compensation                                 -                    598,711
Effect of exchange agreement with
  Markland                                                            -                 (1,854,201)
Effect of exchange agreement with Markland -
  Markland preferred stock                                            -                 (3,918,750)
Common stock of Markland issued for
  directors compensation                                              -                      4,000
Preferred stock dividends - parent                           (3,625,359)                         -
Preferred stock dividends - Markland                                  -                     15,989
Gain on sale of Markland common stock                                 -                    340,000
Net loss                                                    (12,443,396)               (12,443,396)
                                                           -------------              -------------
Balance - December 31, 2002                                $(65,439,685)              $ (4,892,872)
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

                                             EUROTECH, LTD. AND SUBSIDIARIES
                                              (A Development Stage Company)

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        For the Period
                                                            For the Years Ended December 31,            from Inception
                                                   -------------------------------------------------   (May 26, 1995) to
                                                       2002               2001             2000        December 31, 2002
                                                   -------------     -------------     -------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $(12,443,396)     $ (8,760,235)     $ (9,872,789)     $(61,814,326)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                   2,159,315         1,899,346         1,631,237         5,848,254
      Amortization of deferred and
        unearned financing costs                             --                --                --        13,276,619
      Loss on impairment of technology
        rights (EKOR)                                 3,084,947                --                --         3,084,947
      Stock issued for license                               --                --                --            37,500
      Compensatory element of stock
        issuances                                     1,270,075           535,031           925,717         6,514,729
      Modification of warrants issued                        --                --                --           123,500
      Issuance of stock in settlement
        of litigation                                        --                --                --           456,278
      Debt conversion expense                           390,000                --                --           390,000
      Minority interest in subsidiary                    64,369                --                --            64,369
   Changes in assets (increase) decrease:
      Prepaid expenses and other current
         assets                                          33,427          (191,565)          (62,075)         (220,413)
       Other assets                                     224,039             3,588          (217,876)               --
   Changes in liabilities increase (decrease):
        Accounts payable and accrued
          liabilities                                 1,339,273          (342,149)          118,242         4,062,523
        Deferred revenue                                     --          (225,000)               --                --
                                                   -------------     -------------     -------------     -------------
   NET CASH USED IN OPERATING ACTIVITIES             (3,877,951)       (7,080,984)       (7,477,544)      (28,176,020)
                                                   -------------     -------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                     (940)          (67,776)         (176,610)         (287,518)
  Patent costs                                               --                --                --           (31,358)
                                                   -------------     -------------     -------------     -------------
   NET CASH USED IN INVESTING ACTIVITIES                   (940)          (67,776)         (176,610)         (318,876)
                                                   -------------     -------------     -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advance on sale of common stock                       175,000                --                --           175,000
  Proceeds from sale of Series B 5%
    Convertible Preferred stock                         175,000                --                --           175,000
  Proceeds from exercise of stock options                    --                --            16,500            16,650
  Net proceeds from sale of common
    stock                                               250,000         5,090,000        15,499,970        27,026,970
  Net proceeds from issuance of Series A
    3% Convertible Preferred Stock                    2,350,380                --                --         2,350,380
  Proceeds from notes payable                           260,000                --                --           710,000
  Proceeds from exercise of warrants                    250,000            55,000           437,500         1,069,500
  Offering costs                                             --                --                --            (2,898)
  Repayment by stockholders                                  --                --                --             3,000
  Repayment of notes payable                                 --                --          (400,000)         (400,000)
  Proceeds from bridge notes                                 --                --                --         2,000,000
  Repayment of bridge notes                                  --                --                --        (2,000,000)

                                  The accompanying notes are an integral part of these
                                           consolidated financial statements.

                                           EUROTECH, LTD. AND SUBSIDIARIES
                                            (A Development Stage Company)

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       For the Period
                                                             For the Years Ended December 31,          from Inception
                                                      ---------------------------------------------   (May 26, 1995) to
                                                          2002             2001           2000        December 31, 2002
                                                      -------------    -----------    -------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  (Continued)
    Proceeds from sale of common stock
      of Markland subsidiary                          $    340,000     $       --     $         --     $    340,000
    Proceeds from Convertible Debentures                        --             --               --        7,000,000
    Repayment of Convertible Debentures                         --       (500,000)              --         (500,000)
    Borrowings from stockholders                                --             --               --          561,140
    Repayment to stockholders                                   --             --               --         (561,140)
    Deferred financing costs                                    --             --               --         (604,150)
    Purchase of treasury stock                                  --             --       (8,477,721)      (8,477,721)
                                                      -------------    -----------    -------------    -------------
   NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                          3,800,380      4,645,000        7,076,249       28,881,731
                                                      -------------    -----------    -------------    -------------
(DECREASE) INCREASE IN CASH                                (78,511)    (2,503,760)        (577,905)         386,835

CASH - BEGINNING                                           465,346      2,969,106        3,547,011               --
                                                      -------------    -----------    -------------    -------------
CASH - ENDING                                         $    386,835     $  465,346     $  2,969,106     $    386,835
                                                      =============    ===========    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the year for:
    Interest                                          $         --     $   43,889     $    508,244     $    824,691
                                                      =============    ===========    =============    =============
    Income taxes                                      $         --     $       --     $         --     $         --
                                                      =============    ===========    =============    =============

SUPPLEMENTAL DISCLOSURE OF FINANCING INFORMATION:

  Consulting, legal, financing costs,
    commissions and accrued expenses
    satisfied by issuance of common stock
    and stock options                                 $         --     $       --     $         --     $  2,555,733
                                                      =============    ===========    =============    =============
  Acquisition of technology rights by
    issuance of common stock                          $         --     $       --     $         --     $ 10,547,688
                                                      =============    ===========    =============    =============
  Conversion of convertible debentures and
    interest to common stock                          $  3,574,419     $  691,857     $         --     $  5,475,840
                                                      =============    ===========    =============    =============
  Notes payable and accrued interest
    satisfied by issuance of common stock             $         --     $       --     $         --     $     66,489
                                                      =============    ===========    =============    =============
  Increase of technology rights by
    issuance of common stock                          $    675,000     $       --     $         --     $    675,000
                                                      =============    ===========    =============    =============
  Assumption of indebtedness and preferred
    stock related to Markland Exchange                $  5,772,951     $       --     $         --     $  5,772,951
                                                      =============    ===========    =============    =============


                                The accompanying notes are an integral part of these
                                         consolidated financial statements.

                         EUROTECH, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1 - BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

Eurotech, Ltd. and Subsidiaries (the "Company") is a development stage technology transfer, holding, marketing and management company, formed to commercialize new or existing but previously unrecognized technologies, with a particular current emphasis on technologies developed by prominent research institutes and individual researchers in the United States, former Soviet Union and in Israel, and to license those technologies for business and other commercial applications principally in the United States, Western and Central Europe, Ukraine, and Russia. Since the Company's formation, it has acquired development and marketing rights to a number of technologies by purchase, assignments, and licensing arrangements. The Company's portfolio of technologically advanced products includes: (a) proprietary materials created to specifically solve the serious problems of how nuclear and other hazardous wastes are cost effectively contained, (b) advanced performance materials for use in industrial products such as coatings and paints, (c) acoustic core technologies, including nuclear remediation sites, marine dredging, oil exploration sites, illicit material detection and (d) cryptographic systems for secure communications, all of which can be used in homeland and environmental security. The Company intends to commercialize its technologies using various financial and transactional vehicles such as technology transfers, licensing, joint ventures, strategic alliances, and distribution agreements. To date, the Company has not generated any substantial revenues from operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for the years ended December 31, 2002, 2001 and 2000, the Company incurred net losses of approximately $12,443,000, $8,760,000 and $9,873,000, respectively, and as of December 31, 2002, had a working capital deficiency of approximately $3,159,000. The Company has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to expand its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in this regard is to obtain other debt and equity financing until profitable operation and positive cash flows are achieved and maintained.

The Company funded its operations during 2002, 2001 and 2000 through sales of its Series A non-voting 3% Convertible Preferred stock, Series B non-voting 5% Convertible Preferred stock, common stock, sale of a subsidiary's common stock, proceeds from notes and convertible notes and the exercise of options and warrants, resulting in approximate net proceeds to the Company of $3,800,000, $5,145,000 and $15,954,000, respectively. The Company is exploring other financing alternatives, including private placements, acquisitions through the Company's public consolidated subsidiary and other offerings.

The Company's ability to continue as a going concern is dependent upon obtaining additional financing. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy
--------------------

The accompanying consolidated financial statements include the accounts of Eurotech, Ltd. (a district of Columbia corporation) and its subsidiaries, Crypto.com, Inc. ("Crypto"), and commencing December 19, 2002 Markland Technologies, Inc. ("Markland") and its subsidiary, Secured Technology, Inc. ("STI"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Exchange Agreement - Markland
-----------------------------

On December 19, 2002, the Company completed an exchange agreement with Markland, a publicly-held, development-stage emerging technologies firm based in New Haven, Connecticut, pursuant to which the Company agreed to license all of its rights to the Acoustic Core technology relating to illicit materials detection and exchange all rights related to certain cryptology technology held by Crypto for 239,927,344 shares of Markland, representing approximately 80% of the outstanding common shares at the time of closing.

The exchange has been accounted for as an asset transfer from the Company to its Markland subsidiary. At the date of the exchange, Markland had no revenue from continuing operations and the carrying value of its assets was $-0- and its liabilities approximated $1.8 million. In addition, at the date of the exchange, Markland had outstanding 5,225 shares of Preferred Stock with a liquidation preference of $5,225,000 (see Note 10). The liquidation preference, less $1,306,250 attributed to the value of a beneficial converstion feature, was recorded at the date of the exchange as minority interest. The effect of the Markland exchange on the consolidated balance sheet was to increase minority interest by $3.9 million, increase liabilities by approximately $1.8 million and decrease additional paid-in capital by $5.7 million. The Company includes the results of operations of Markland from the exchange date, December 19, 2002. No proforma financial information has been provided due to the insignificant historical continuing operations of Markland.

Equity Method of Accounting for Unconsolidated Foreign Affiliates
-----------------------------------------------------------------

Investment in companies in which the Company has a 20% to 50% interest and has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. In addition, investments in Israeli-based technology companies, in which the Company has a 52% to 57% interest in, have been accounted for under the equity method because the Company does not have sufficient control in order to consolidate such entities, including, among other things, no control over management, board of directors and financial decisions. However, as of December 31, 2002, such investees do not have any revenue nor any significant assets and liabilities. (See Note 3d)

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Method of Accounting for Unconsolidated Foreign Affiliates (Continued)
-----------------------------------------------------------------

At December 31, 2002, investments in companies accounted for under the equity method consist of the following foreign companies, which are located in Israel:

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

Gain on Issuance of Stock by Subsidiaries
-----------------------------------------

At the time a subsidiary sells its stock to unrelated parties at a price in excess of its book value, the Company's net investment in that subsidiary increases. If at that time the subsidiary is not a newly-formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there question as to the subsidiary's ability to continue in existence, the Company records the increase in its consolidated statements of operations operations. Otherwise, the increase is reflected in additional paid-in capital in the Company's consolidated statements of stockholders' (deficiency) equity.

Cash and Cash Equivalents
-------------------------

The Company considers all short-term highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

Property and Equipment
----------------------

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. Depreciation is computed on the straight-line method for financial accounting purposes over 5 to 7 years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When machinery and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 employs an asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized in the period that includes the enactment date.

Use of Estimates
----------------

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Research and Development
------------------------

Research and development expenditures are charged to expense as incurred, unless they are reimbursed under specific contracts. The Company capitalizes costs related to acquired technologies that have achieved technological feasibility and have alternative uses. Acquired technologies, which are in-process at the date of acquisition or have no alternative uses are expensed as research and development costs. Losses incurred on the equity basis in the Company's interest in seven Israeli research and development companies are included in research and development expense. The Company's share of losses from its Israeli investees approximates the funding payments under various agreements discussed in Note 3e. The Company recognizes its share of losses from Israeli investees during the quarter that the funding payments are made. In addition, expenditures in connection with technology licensing agreements concluded during the years ended December 31, 2002, 2001 and 2000, aggregate $-0-, $-0- and $250,000, respectively, and were charged to research and development (see Note 3).

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalized Software Development Costs
--------------------------------------

Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software is generally based upon achievement of a detail program design free of high-risk development issues and the completion of research and development on the product hardware in which it is to be used. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.

Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product.

The Company periodically performs reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software net realizable value, any remaining capitalized amounts are written-off.

Advertising
-----------

Advertising costs are charged to operations when incurred. Advertising expense was $-0-, $2,405 and $8,732, respectively, for the years ended December 31, 2002, 2001 and 2000, respectively.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation
------------------------

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value based method of accounting as defined in this statement and the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted for stock-based compensation relative to the Company's employees. Stock and options granted to other parties in connection with providing goods and services to the Company are accounted for under the fair value method as prescribed by SFAS 123.

In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We have adopted the increased disclosure requirements of SFAS No. 148 for the fiscal year ended December 31, 2002.

The additional disclosures required by SFAS No. 148 are as follows:

                                                                             Years Ended December 31,
                                                                     2002              2001            2000
                                                                -------------      ------------    -------------
Net loss attributable to common stockholders, as reported       $(16,068,755)      $(8,760,235)    $ (9,872,789)
Add:  Stock-based employee compensation expense
        included in reported net loss applicable to
        common stockholders                                           62,580            65,580           41,723
Less: Total stock-based employee compensation expense
        determined under the fair value-based method of
        all awards                                                  (980,000)         (172,500)      (5,024,011)
                                                                -------------      ------------    -------------
Proforma Net Loss Attributable to Common Stockholders           $(16,986,175)      $(8,867,155)    $(14,855,077)
                                                                =============      ============    =============
Basic and Diluted net loss attributable to common
  stockholders:
    As reported
    Proforma                                                    $       (.23)      $      (.18)    $       (.23)
                                                                =============      ============    =============
                                                                $       (.24)      $      (.18)    $       (.33)
                                                                =============      ============    =============

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Amortization of Unearned Financing Costs and Debt Discounts
-----------------------------------------------------------

Financing costs and beneficial conversion features related to debt financings are being amortized over the period of the related debt agreements.

Loss Per Common Share
---------------------

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation, as their effect would be antidilutive.

Fair Value of Financial Instruments
-----------------------------------

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the consolidated balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value. The carrying amount of long-term debt is estimated to approximate fair value based on the current rates offered to the Company for debt of the same remaining maturities.

Segment Reporting
-----------------

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, the Company is organized and operates as one business segment to acquire and manage the commercialization of advanced technologies from research institutes and individual inventors worldwide and to select the optimum approach to commercialization from acquiring technologies through licensing, joint venture, spinning-out or sale.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets
-------------------------------

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets, including property and equipment, intangibles and technology rights, for financial impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

During the year ended December 31, 2002, the Company recorded an impairment loss of $3,084,947 related to its EKOR technology rights (see Note 3a).

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform to the current year presentation.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. The Company has not yet evaluated the impact from SFAS No. 145 on its financial position and results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company as of December 31, 2002. Adoption of the disclosure requirements on FIN 45 did not have a significant impact on the Company's consolidated statement of financial position or results of operations. The Company does not expect the adoption of the recognition requirements of FIN 45 will have a significant impact on its consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

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

Pursuant to an agreement dated August 26, 1996, with Advanced Technology Industries, Inc. ("ATI"), a Delaware corporation, which at such time was beneficially owned by ERBC Holdings, Ltd. ("ERBC") and individual Russian scientists, researchers and academics, who were affiliated with Kurchatov and EAPS, the Company agreed to pay ATI 50% of the net profits (after deducting development costs and related expenses) derived from the sale, license or commercialization of a silicon geopolymer compound technology known as EKOR. The managing director and one former business representative of ERBC were then stockholders of the Company.

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

Disbursements made by the Company related to the above described collaboration arrangement, including expenses related to the EKOR technology, are charged to research and development expenses and amounted to approximately $289,000, $400,000 and $979,000, respectively, during the years ended December 31, 2002, 2001 and 2000.

In an agreement, dated as of November 30, 1999, the Company purchased all of the rights in EKOR held by ATI.

The total consideration provided to ATI for the acquired technology interest in EKOR totaled $8,047,687 and was being amortized over a 5-year period commencing November 30, 1999. Amortization expense related to this intangible asset was $1,609,537, $1,609,537 and $1,609,538 for the years ended December 31, 2002,
2001 and 2000, respectively.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - TECHNOLOGY, RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS (Continued)

a)  EKOR Technology (Continued)
    ---------------

    Loss on Impairment of EKOR Technology Rights
    --------------------------------------------

At December 31, 2002, management concluded that certain conditions and events were such that impairment testing was required to be performed with respect to the technology rights of EKOR. In December of 2002, management reevaluated its estimated cash flows from the EKOR technology. Due to the absence of current sales and sales contracts and due to governmental budget constraints and lack of funding available to the Company, the Company recorded an impairment loss of $3,084,947 during the quarter ended December 31, 2002.

The following table presents the carrying amounts of the technology rights of EKOR at December 31, 2002 and 2001:

                                                 2002             2001
                                             ------------     ------------

         Technology rights - EKOR            $ 8,047,687      $ 8,047,687

         Less:  Accumulated amortization      (4,962,740)      (3,353,203)

         Less:  Loss from impairment          (3,084,947)              --
                                             ------------     ------------
                   Total
                                             $        --      $ 4,694,484
                                             ============     ============

b)  Acoustic Core
    -------------

In an Agreement dated as of July 2001, and amended in October 2001, the Company acquired the rights to certain technologies for certain markets that are in-situ remote sensing of toxic, nuclear waste material and explosives. To evaluate these technologies, the Company relied on an evaluation performed and completed by a certified independent third party appraisal firm. In connection with this transaction, the Company issued 2,500,000 fully paid and non-accessible shares of its restricted common stock, valued at $2,500,000, and is being amortized over a five-year period (life of long-term government contracts) commencing July 2001. Amortization expense related to this intangible asset was $492,361 and $232,527 for the years ended December 31, 2002 and 2001, respectively.

During the year ended December 31, 2002, the Company capitalized software development costs of $675,000 for product enhancements related to this technology.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - TECHNOLOGY, RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS (Continued)

c)  Exchange Agreement - Markland
    -----------------------------

On December 19, 2002, in connection with the Exchange Agreement dated as of December 9, 2002, by and among Eurotech, Markland, Crypto, STI, ipPartners, Inc., Market LLC and James LLC (the "Exchange"), Eurotech agreed to license and transfer certain intellectual property to a newly-formed subsidiary of Markland, STI, in exchange for 239,927,344 shares of Markland's newly issued common stock (the "Exchange Shares"). The Exchange Shares, on December 9, 2002, constituted 80% of Markland's outstanding common stock making Markland a majority-owned subsidiary of Eurotech. In addition, as part of the agreement, ipPartners was issued 29,990,917 shares of Markland's common stock, valued at $300,000, in exchange for their forgiveness and discharge of certain obligations owed to ipPartners with respect to the property transferred to STI.

As a result of the Exchange and other subsequent stock issuances, the Company owned 78.12% of Markland's voting securities at December 31, 2002. Prior to the Exchange, Market LLC and James LLC controlled Markland. The Company's ownership interest in Markland will be diluted as Markland issues additional common shares and in the event Markland's Series C Preferred Stock is converted into common shares.

The rights licensed from Eurotech in the Exchange consist of certain proprietary technology known as Acoustic Core used to detect illicit substances, and certain cryptology technology held by the Company's subsidiary, Crypto.

d)  Investments in Israeli Technology Companies
    -------------------------------------------

During 1997 and 1998, the Company acquired a 20% interest in six separate Israeli technology, research and development companies. The Company made additional investments in these entities during 2002, 2001 and 2000 and, accordingly, increased its ownership interest in such investees. During 2001, the Company acquired a 20% interest in one additional Israeli investee. The Company's share of losses incurred from these research companies has been accounted for on the equity basis and is included in research and development expenses. The amount charged to research and development for the years ended December 31, 2002, 2001 and 2000 approximated $610,816, $344,393 and $1,781,006, respectively, which reduced the Company's investment in these seven companies to zero. The payments remitted to such investees were used to fund the investees' operating expenses for the corresponding period of each payment. The Company has the right to suspend the payments under the agreements at any time.

All seven of these investees' technologies are in the development stage and have not generated any significant revenues to-date. During 2002 and 2001, the Company has temporarily curtailed five of the seven investees' operations.

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

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - TECHNOLOGY, RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS (Continued)

d)  Investments in Israeli Technology Companies (Continued)
    -------------------------------------------

A summary of the investments in the seven Israeli technology research and development companies are as follows:

                                                                                Ownership
                                Year of            Description of              Interest at      Investments Made
                                Initial          Development-Stage             December 31,       During Last
                               Investment            Company                       2002           Three Years
                               ----------        -----------------             ------------     ----------------
Chemonol, Ltd.                   1997      Hybrid non-isocyanate                    57%          2002 - $ -0-
                                             polyurethane                                        2001 - $ 95,000
                                                                                                 2000 - $265,000

Rademate, Ltd.    *              1998      Rapid biodegradable composite            52%          2002 - $ -0-
                                             materials                                           2001 - $ -0-
                                                                                                 2000 - $370,000

Comsyntech, Ltd.  *              1997      Continuous combustion synthesis          52%          2002 - $ -0-
                                             and continuous action reactor                       2001 - $ -0-
                                                                                                 2000 - $200,000

Remptech, Ltd.    *              1997      Cobalt and nickel powders                50%          2002 - $ -0-
                                                                                                 2001 - $ -0-
                                                                                                 2000 - $ 80,000

Amsil, Ltd.       *              1998      Highly stable organomineral              52%          2002 - $ -0-
                                             polymers based on quarternary                       2001 - $ -0-
                                             ammonium silicates                                  2000 - $230,000

Sorbtech, Ltd.    *              1998      High capacity absorbent                  52%          2002 - $ -0-
                                                                                                 2001 - $ -0-
                                                                                                 2000 - $260,000

Corpem, Ltd.     **              2001      Sulfochlorinated polyethylene            20%          2002 - $ 15,000
                                             coatings                                            2001 - $ 30,000
                                                                                                 2000 - -0-

For all seven investees                    Common charges funded by Company                      2002 - $418,816
                                                                                                 2001 - $219,393
                                                                                                 2000 - $376,006

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

** The Company has failed to make the 4th and last payment of $15,000 during 2002 and upon notice will forfeit its interest in the incubator.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - TECHNOLOGY RESEARCH, COLLABORATION, INVESTMENTS, TRANSFER AND LICENSING AGREEMENTS (Continued)

e)  Cryptology Technology
    ---------------------

During February 2000, the Company entered into an employment/development agreement with an individual to develop a cryptology technology. The Company formed Crypto.com, Inc. for the purpose of funding the development and commercialization of such technology. The Company is a 66% controlling shareholder of Crypto.

At December 31, 2001, the Company, through its subsidiary, Crypto, entered into a five year agreement to market, license and commercialize its cryptology technology. During the year ended December 31, 2002, Crypto terminated such licensing agreement relating to Crypto's technology with mutual consent.

On December 9, 2002, in connection with the exchange agreement, the cryptology technology was transferred to Markland in exchange for certain shares of Markland's newly issued common stock (see Note 3(c)).

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                    December 31,
                                             -------------------------
                                                2002           2001
                                             ----------     ----------

         Machinery and equipment             $ 248,150      $ 247,210
         Leasehold improvements                 39,369         39,369
                                             ----------     ----------
                                               287,519        286,579
         Less:  Accumulated depreciation
                  and amortization            (148,581)       (92,918)
                                             ----------     ----------
                                             $ 138,938      $ 193,661
                                             ==========     ==========

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 amounted to $55,663, $55,528 and $19,947, respectively.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PATENT COSTS

Patent costs consisted of the following:

                                                  December 31,
                                             --------------------
                                               2002        2001
                                             --------    --------

         Cost of patents                     $31,358     $31,358
         Less:  Accumulated amortization      12,044      10,291
                                             --------    --------

                                             $19,314     $21,067
                                             ========    ========

Patent costs capitalized represent legal and other costs related to filing of patent applications in various countries.

Amortization expense for the years ended December 31, 2002, 2001 and 2000 amounted to $1,753, $1,753 and $1,753, respectively.

NOTE 6 - NOTES PAYABLE

Related Parties
---------------

On December 23, 2001, the Company converted accrued salaries and accrued consulting fees into five promissory notes with three employees and two consultants, totalling $212,187. The Company agreed to pay the principal and the interest, at a rate per annum equal to 3.23%, on February 1, 2003. On December 28, 2001, the Company issued 29,291 shares of its common stock valued at $.345 per share to one of the consultants for the payment of one note. As of December 23, 2002, the remaining principal balance was $202,091.

On August 1, 2002, the Company converted accrued salaries into two promissory notes, with two Israeli employees, totaling $164,000. The Company agreed to pay the principal and the interest at a rate per annum equal to 5% on August 1, 2003.

On November 1, 2002, the Company converted accrued salaries into two promissory notes, with two Israeli employees, totalling $96,000. The Company agreed to pay the principal and the interest at a rate per annum equal to 5% on November 1, 2003.

On December 4, 2002, Markland entered into a note payable agreement with Market LLC for the principal amount of $11,500. Principal, together with interest, which accrues at the rate of 10% per annum, are both due upon demand. As of December 31, 2002, accrued interest under this note was approximately $100.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE (Continued)

Secured Convertible Promissory Note
-----------------------------------

On December 10, 2002, Markland entered into a Restated and Amended Secured Convertible Revolving Credit Note Agreement for $500,000. Interest under this note accrues at an annual interest rate of 6% per annum. The principal and accrued interest under this note is due on June 30, 2004, however, may be prepaid by the Company at any time without penalty. As of December 31, 2002, approximately $2,000 of interest has been accrued on this note and is included in accrued expenses on the consolidated balance sheet.

The note may be converted at any time, in whole or in part, into shares of Markland's common stock. The total number of shares of common stock issuable upon conversion will be determined by dividing the principal amount of this note being converted by 80% of the closing bid price of Markland's common stock based on the average of the five trading days immediately preceding the date of conversion. The value of the beneficial conversion feature of $125,000 will be amortized as interest expense over the period ending June 30, 2004.


NOTE 7 - 8% CONVERTIBLE DEBENTURES

On February 23, 1998, the Company sold in a private placement a principal amount of $3,000,000, 8% Convertible Debentures (the "Debentures"), originally due February 23, 2001.

The Debenture agreements permit the holders of the Debentures to convert the debt into shares of common stock at beneficial conversion rates based on the timing of the conversion.

On February 20, 2001, the Company entered into an agreement with the holders of the Debentures to extend the original due date of February 23, 2001 by one year to February 23, 2002.

On January 9, 2002, the Company converted $3,000,000 principal amount of the Debentures, plus the amount of all accrued and unpaid interest aggregating $574,419, into 6,000,369 shares of the Company's common stock in full satisfaction of the Debentures. In connection with the conversion, the Company issued a warrant to purchase 500,000 shares of common stock at an exercise price of $1.00 per share. The warrants are exercisable over five years. The warrants were valued at $390,000 based on the Black-Scholes option pricing model and such amount was recorded as a debt conversion expense during the year ended December 31, 2002.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

                                                             December 31,
                                                      --------------------------
                                                         2002           2001
                                                      -----------    -----------

         Liabilities from discontinued former
           subsidiary of Markland (a)                 $1,298,713     $       --
         Interest                                         26,956        547,953
         Insurance                                       113,644             --
         Professional fees                               746,857         53,475
         Rent                                             59,562             --
         Consulting fees                                 534,432        138,420
         Deferred compensation and board fees (b)        163,246             --
         Other                                           174,353        145,359
                                                      -----------    -----------
                                                      $3,117,763     $  885,207
                                                      ===========    ===========

(a) Represents liabilities related to two former subsidiaries of Markland, CWTel and Quest Net Corp. The Company is currently determining which of the liabilities were discharged in the CWTel bankruptcy. Any adjustments as a result of this review will be credited to paid-in capital.

(b) During the year ended December 31, 2002, three employees of the Company agreed to defer a certain percentage of their salaries, totaling $112,946. During the year ended December 31, 2002, six board members of the Company agreed to defer their board fees totaling $50,300.

NOTE 9 - INCOME TAXES

The components of deferred tax assets and liabilities are as follows:

                                                           December 31,
                                                 -------------------------------
                                                     2002               2001
                                                 -------------     -------------

         Deferred Tax Assets:
           Net operating losses carryforwards    $ 17,600,000      $ 14,500,000
           Technology rights                        1,900,000           811,000
           Capitalized research and
             development expenses                   1,100,000         1,100,000
           Compensatory element of stock
             issuances                                432,000           182,000
                                                 -------------     -------------
              Total Gross Deferred Tax Assets      21,032,000        16,593,000

           Less:  Valuation allowance             (21,032,000)      (16,593,000)
                                                 -------------     -------------
                  Net Deferred Tax Assets        $         --      $         --
                                                 =============     =============

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9 - INCOME TAXES (Continued)

The net change in the valuation allowance for deferred tax assets was an increase of approximately $4,439,000.

As of December 31, 2002, the Company had available approximately $51,872,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards for December 31, 1997 and prior expire during the year 2011 through 2012, and the NOL subsequent to 1997 expire, if unused, 20 years from the year of loss. Pursuant to Section 382 of the Internal Revenue Code, substantial restrictions are imposed on the utilization of net operating loss carryforwards in the event of an ownership change.

                           Year             Net Operating Losses
                           ----             --------------------

                           2011                  $  2,372,000
                           2012                    12,423,000
                           2018                     8,191,000
                           2019                     5,443,000
                           2020                     9,039,000
                           2021                     7,834,000
                           2022                     6,570,000
                                                 -------------
                                                 $ 51,872,000
                                                 =============

A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:

                                                      Year Ended December 31,
                                                    2002       2001       2000
                                                  -------     -------    -------

          Federal statutory rate                  (34.0)%     (34.0)%    (34.0)%
          Non-deductible expenses and losses        2.0         1.0        1.0
          Increase in valuation allowance          32.0        33.0       33.0
                                                  -------     -------    -------
             Effective rate                         -0- %       -0- %      -0- %
                                                  =======     =======    =======

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' (DEFICIENCY) EQUITY

Series A 3% Convertible Preferred Stock
---------------------------------------

On February 1, 2002, the Company amended its Articles of Incorporation to designate 25,000 of its 5,000,000 authorized preferred stock as a "Series A 3% Convertible Preferred Stock," par value $.01 per share, with a liquidation preference of $100 per share. In February 2002, the Company entered into a securities purchase agreement with Woodward LLC to purchase 25,000 shares of Series A 3% Convertible Preferred Stock for $2,500,000. Through December 31, 2002, the Company received, from the sale of such Preferred Stock, $2,500,000, less commissions and expenses of $149,620.

The holder of the Series A 3% Convertible Preferred Stock is entitled to receive dividends at a rate of three percent per annum of the liquidation preference of $100 per share, which is fully cumulative. The dividends on the Series A 3% Convertible Preferred stock accrue from the date of issuance of each share and are payable semi-annually on June 30 and December 30 of each year, commencing on June 30, 2002. The dividends on the Series A 3% Preferred Stock are payable only when, as and if, declared by the Board of Directors out of funds legally available.

At December 31, 2002, cumulative dividends in arrears on the Series A 3% Convertible Preferred Stock was $57,700.

Pursuant to a registration rights agreement dated February 1, 2002, the purchaser of the Series A 3% Convertible Preferred stock was granted mandatory registration rights, which required the Company to complete the registration of such shares by August 20, 2002. The purchaser agreed to suspend this obligation until November 30, 2003.

The holder of the Series A 3% Convertible Preferred Stock has no voting rights. As of September 1, 2002, each Series A 3% Preferred Stock can be converted to fully paid and non-assessable shares of common stock, at the option of the holder by dividing $.50 into the liquidation preference. At the Company's option, all accrued or declared, but unpaid dividends on the Series A 3% Convertible Preferred Stock may be paid in cash or in common stock. Under a repricing rights agreement dated February 1, 2002, common shares issued upon conversion were subject to monthly repricing on or after October 1, 2002, if the average bid price for any of the lowest five business days during the repricing period were not equal or greater than $3.618.

On September 30, 2002, the Company entered into a termination and modification agreement with Woodward LLC, with respect to the repricing rights agreement, and all repricing rights with respect to the Series A Convertible Preferred stock were satisfied in full in exchange for 17,000 shares of Series B 5% Convertible Preferred stock of the Company.

Under certain circumstances, the Company, at its option, may redeem the Series A 3% Convertible Preferred Stock at $732.60 per share.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' (DEFICIENCY) EQUITY (Continued)

Series A 3% Convertible Preferred Stock (Continued)
---------------------------------------

In accordance with EITF Issue 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments", in the third quarter of 2002, the Company recorded a non-cash preferred stock dividend in the amount of $2,350,380, representing the beneficial conversion feature that the holder of the Series A 3% Convertible Preferred Stock received in connection with the repricing rights. The pronouncement limits the amount of the beneficial conversion feature to the net proceeds received under the financing.

On March 27, 2003, in connection with an exchange agreement, the Company agreed to retire all shares of its outstanding Series A 3% Convertible Preferred Stock (see Note 13, Subsequent Events).

Series B 5% Convertible Preferred Stock
---------------------------------------

On October 8, 2002, the Company amended its Articles of Incorporation to designate 25,000 of its 5,000,000 authorized preferred stock as a "Series B 5% Convertible Preferred stock", par value $.01 per share, with a liquidation preference of $1,000 per share.

The holder of the Series B 5% Convertible Preferred stock is entitled to receive dividends at a rate of five percent per annum of the liquidation preference of $1,000 per share, which is fully cumulative. The dividends on the Series B 5% Convertible Preferred stock accrue from the date of issuance of each share and are payable annually.

As discussed above, on September 30, 2002, the Company agreed to issue to Woodward LLC 17,000 shares (reduced by 5,725 shares as discussed in Note 10) of its Series B 5% Convertible Preferred stock in exchange for the cancellation of all repricing rights with respect to the Series A 3% Convertible Preferred Stock. In addition, during the year ended December 31, 2002, Woodward LLC purchased 175 shares of Series B 5% Convertible Preferred stock for $175,000.

At December 31, 2002, cumulative dividends on the Series B 5% Convertible Preferred stock was $148,279.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' (DEFICIENCY) EQUITY (Continued)

Series B 5% Convertible Preferred Stock (Continued)
---------------------------------------

At the option of the Company, each share of the Series B Preferred stock is redeemable by the Company for $1,000. The Series B Preferred stock was convertible by the holder at various prices as defined in the agreement. However, on March 27, 2003, in connection with an exchange agreement with Woodward LLC, the Company agreed to retire the rights of Woodward LLC to receive shares of the Company's Series B 5% Convertible Preferred stock (see Note 13, Subsequent Events).

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' (DEFICIENCY) EQUITY (Continued)

Sale of Common Stock - March 2, 2000
------------------------------------

On March 2, 2000, under the agreement with Woodward LLC, the Company sold 1,200,000 shares of its common stock for net proceeds of $6,000,000. The agreement, pursuant to which these shares were sold, provides that the Company may be required to issue to Woodward LLC additional shares of common stock in the event that the average bid price in the market for outstanding Eurotech shares during September and October 2000 is below $6.58. On September 30, 2000, both parties agreed to amend its March 2000 agreement solely with respect to the number of reset periods. It was agreed that there will be four reset periods, each of one calendar month duration (20 trading days) starting September 5, 2000. Each reset period covers 25% of the shares originally sold previous to this agreement. All repricing rights have been satisfied. See below.

Sale of Common Stock - April 24, 2000
-------------------------------------

On April 24, 2000, under the agreement with Woodward LLC, the Company sold to Woodward LLC 2,000,000 of its common shares, together with a warrant to purchase 500,000 shares at $10 per share, for $10,749,970 and certain other consideration. The agreement, pursuant to which these shares were sold, provides that the Company may be required to issue to Woodward LLC additional shares of common stock under a repricing provision after March 31, 2001, if the average bid price of outstanding Eurotech shares is not then at least $9.375. The parties amended this agreement on June 29, 2000 to provide for the payment by Woodward LLC of a further $1,250,000. The Company received the $1,250,000 on March 13, 2001. All repricing rights have been satisfied. See below.

Sale of Common Stock - March 31, 2001
-------------------------------------

The Company entered into an additional common stock purchase agreement with Woodward LLC on March 31, 2001. Pursuant to this agreement, the Company sold to Woodward LLC 1,333,333 shares for a payment of $3,000,000, less related expenses of $160,000. The shares were subject to repricing after March 1, 2002, if the bid price of outstanding Eurotech shares for any lowest five business days during the repricing period is not equal to greater than $3.15. All repricing rights have been satisfied. See below.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' (DEFICIENCY) EQUITY (Continued)

Modification and Amendments to Woodward LLC Agreements
------------------------------------------------------

On February 1, 2002, the Company and Woodward LLC entered into an agreement to extend and modify their existing agreement as further amended and modified effective as of April 12, 2002 as follows:

- On February 1, 2002, the Company issued to Woodward LLC 6,000,000 shares of its common stock in satisfaction of the fourth and fifth repricing period from the April 2000 Agreement. On April 12, 2002, the Company committed to issue an additional 6,100,000 shares of its common stock in satisfaction of the sixth and final repricing period pursuant to the April 2000 Agreement, of which 4,350,000 shares were issued in April of 2002. During the quarter ended December 31, 2002 the Company issued an additional 1,750,000 shares of common stock to complete this agreement.

- The exercise price of the two warrants that were previously issued to Woodward LLC for 200,000 and 500,000 shares, respectively, was reduced to $1.00 per share.

On September 30, 2002, the Company and Woodward LLC entered into an agreement that provided for the termination of the outstanding repricing rights associated with the common stock purchase agreement dated as of March 30, 2001. The Company will issue to Woodward LLC 10,000,000 additional shares of common stock in full and complete satisfaction of canceling all outstanding repricing rights associated with the March 2001 agreement. In addition, subsequent to signing the restructuring agreements, Woodward LLC has agreed to defer receiving the 10,000,000 shares, subject to the approval by stockholders of an increase in the Company's authorized capital.

On March 27, 2003, in connection with an exchange agreement with Woodward LLC, the Company agreed to exchange $1.069 million worth of Series G Preferred stock of HomeCom Communications, Inc. (see Note 13) in exchange for the cancellation of the obligation to issue to Woodward LLC 10 million shares of the Company's common stock (see Note 13, Subsequent Events).

In accordance with EITF Issue 00-27, during the quarter ended December 31, 2002, the Company recorded a non-cash preferred stock dividend in the amount of $1,069,000, representing the beneficial conversion feature related to the Company's obligation to issue 10 million shares of the Company's common stock. The beneficial conversion feature (preferred dividend) was recorded during the quarter ended December 31, 2002 because the contingency was eliminated.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' (DEFICIENCY) EQUITY (Continued)

Pledge and Security Agreement
-----------------------------

On December 19, 2002, the Company executed a definitive Pledge and Security Agreement with Woodward LLC, pursuant to which Woodward LLC surrendered its rights to receive 5,725 shares of the Company's Series B 5% Convertible Preferred stock, in exchange for a security interest in the shares of Markland common stock. In addition, Woodward LLC was granted the right to receive 50% of the proceeds generated by the Company from the sale of Markland common stock as a payment against the liquidation preference of the Series A and Series B Convertible Preferred Stock held by Woodward LLC. The Company subsequently agreed with Woodward, LLC to terminate the Security Arrangement.

Terminated Equity Agreement
---------------------------

In February of 2002, the Company entered into a Private Equity Agreement with an investor under which the Company, at its option, could put shares to the investor to sell up to $10 million of its common shares. The common shares to be sold must be registered to commence the sales of common stock under this agreement.

As of December 31, 2002, the Company was notified that the above equity agreement was terminated.

Other Significant Common Stock Issuances During 2002
----------------------------------------------------

On January 9, 2002, the Company issued 6,000,369 shares of its common stock from the conversion of $3,000,000 principal amount of February 1998 Convertible Debentures, plus the amount of all accrued and unpaid interest, totaling $3,574,419.

On December 12, 2002, the Company sold 5,000,000 shares of common stock for $250,000 in connection with the private equity financing.

On December 12, 2002, a warrant holder exercised its warrants and purchased 5,000,000 shares of common stock. Proceeds from warrants exercised total $250,000.

On December 7, 2002, the Company issued 4,000,000 shares of its common stock for capitalized technology development costs valued at $600,000.

As of December 31, 2002, the Company issued 70,145 shares of its common stock as consideration for consulting services performed by various consultants, totaling $318,234.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' (DEFICIENCY) EQUITY (Continued)

Minority Interest in Subsidiary
-------------------------------

On December 9, 2002, Markland entered into an Exchange Agreement with Market LLC and James LLC who agreed to exchange a note payable in the amount of $3,812,000 and $1,413,000, respectively ($5,225,000 in value) of convertible promissory notes, inclusive of accrued interest for 5,225 shares (8,000 authorized, $.0001 par value, $1,000 per share liquidation preference) of Markland's newly issued Series C Cumulative Convertible Preferred Stock, ("Series C Preferred Stock").

The holders of the Series C Preferred Stock are entitled to receive dividends on each share of preferred stock, which shall accrue on a daily basis at the rate of 5% per annum on the sum of the liquidation preference plus all accumulated and unpaid dividends thereon. These dividends shall accrue whether or not they have been declared or there are legally available funds with which to pay them, and at the option of the holders are payable either in cash or in unrestricted Markland common stock.

The Series C Preferred Stock is redeemable at any time by Markland, and cannot be converted by the holders without written permission for a period of 6 months following the issuance of the shares and then only 10% may be converted per month thereafter. The Series C Preferred Stock is convertible at the option of the holder at a conversion price ranging from 65% to 80% of the Markland common stock's market price at the time of the conversion, subject to an adjustment pursuant to any stock split. The amount of the associated discount is dependent upon the market price at the time of the conversion.

As of the date of issuance in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company calculated that as of the date of issuance there was a beneficial conversion feature in the amount of $1,306,250. In accordance, with the EITF, Markland has recorded a deemed dividend of $48,380, in the quarter ended December 31, 2002, relating to the accretion of the beneficial conversion feature of the Series C Preferred Stock, which was included in minority expense. The deemed dividend increases the loss attributable to common stockholders in the calculation of basic and diluted net loss per common share and is included in stockholders' deficiency as a charge to deficit accumulated during the development stage and a credit to additional paid-in capital. As the Series C Preferred Stock is convertible in stages over a period of 16 months, Markland will record the accrual of the deemed dividend of the beneficial conversion feature over this same period.

In addition, Markland has determined that the maximum potential exposure under the beneficial conversion feature using the assumption that the fair market value of the Markland common stock is $.15 at the date of conversion and, accordingly, a conversion price at 65% of market value should be used, amounts to approximately $2,800,000.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' (DEFICIENCY) EQUITY (Continued)

Minority Interest in Subsidiary (Continued)
-------------------------------------------

For the quarter ended December 31, 2002, dividends of approximately $16,000 were accrued for the Preferred Stock and were included in minority interest expense.

The holders are not subject to any limitations on the number of conversions of Series C Preferred Stock or subsequent sales of the corresponding Markland common stock that they can effect, other than a prohibition on any holder having a beneficial ownership of more than 9.999% of the outstanding shares of Markland's common stock.

Sale of Markland Common Stock
-----------------------------

In December of 2002, Markland sold 6,800,000 of its common shares for net proceeds of $340,000. In connection with this transaction, the Company recognized a gain of $340,000, which has been reflected in additional paid-in capital.

Other Significant Common Stock Issuances During 2001
----------------------------------------------------

On January 31, 2001, the Company issued 5,574 shares of its common stock as consideration for consulting services performed by two consultants at $2.15 per share, totaling $12,000.

On September 6, 2001, pursuant to the Registration Statement on Form S-3 with the Securities and Exchange Commission, which became effective on February 14, 2001, the Company issued 3,000,000 shares of its shelf-registered common stock to five individuals and one corporation at $.33 per share for $1,000,000.

As of December 31, 2001, the Company issued 12,000 shares of its common stock as consideration for consulting services performed by a consulting company for 3,000 shares per quarter, totaling $9,655.

In June 2001, the Company issued 120,000 shares of its restricted common stock at $.73 per share for consulting services, totaling $87,600.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' (DEFICIENCY) EQUITY (Continued)

Warrants
--------

As part of a consulting agreement with the Company's Chairman of the Board, during 2000 the Company granted warrants to purchase 375,000 common shares over the 5-year term of the agreement, of which 75,000 warrants become exercisable each year at exercise prices of $1.00, $2.00, $3.00, $4.00 and $5.00, respectively. In February 2002, the remaining unvested 150,000 warrants were cancelled.

As part of an employment agreement with an officer, during 2000 the Company granted warrants to purchase 300,000 common shares over the 3-year term of the agreement, of which 100,000 warrants become exercisable each year, at exercise prices of $1.00, $2.00 and $3.00, respectively.

Pursuant to the settlement of penalties related to convertible debentures, the Company issued to the placement agent warrants to purchase 250,000 shares of common stock at $3.00 per share. The warrants may be exercised over a four-year period ending March 2004. The warrants were valued at $250,000 and were charged to operations during the year ended December 31, 2000.

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

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' (DEFICIENCY) EQUITY (Continued)

Warrants (Continued)
--------

In January 2001, a consultant was granted warrants to purchase a total of 150,000 common shares at an exercise price of $2.00 per share. The warrants are exercisable over a five-year period. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model was $0.94, totalling $141,000, which was charged to operations during the year ended December 31, 2001.

In February 2001, a consultant was granted warrants to purchase a total of 60,000 common shares at an exercise price of $3.00 per share. The warrants vested on the grant date and are exercisable over a five-year period. The fair value of the stock warrants on the date of grant using the Black-Scholes option pricing model was $.69, or $41,400, which was charged to operations during the year ended December 31, 2001.

On July 10, 2001, the Company elected an individual as a director of the Company and as Co-Chairman of the Board. The Company agreed in connection with a consulting agreement the Company issued five-year warrants to purchase 500,000 shares of the Company's common stock at $.70 per share, 50% issued upon signing the agreement and the balance issued quarterly over a 24-month period. The warrants are exercisable over a five-year period. The individual subsequently left the Board and became Chairman of the Advisory Board. The fair market value of the warrants on the date of grant using the Black-Scholes option pricing model was $.18, or $90,000, of which $66,868 were charged to operations during the year ended December 31, 2001. In June 2002, due to the resignation of the individual, warrants to purchase 166,667 shares of the Company's common stock were cancelled.

On October 1, 2001, the Company granted a consulting company warrants to purchase 100,000 shares of its common stock at an exercise price of $.34. The warrants vested on the grant date and expire 10 years from the grant date. The fair value of stock warrants estimated on the date of grant using the Black-Scholes option pricing model was $.27, or $27,000, which was charged to operations during the year ended December 31, 2001.

On October 26, 2001, the Company granted a consulting firm warrants to purchase 280,000 shares of its common stock between $1.00 and $5.00. The warrants vested on the grant date and expire five years from the grant date. The fair value of stock warrants estimated on the date of grant using the Black-Scholes option pricing model ranging from $.09 to $.20 totaled $38,000, of which $12,667 was charged to operations during the year ended December 31, 2001 and $25,333 was charged to operations during the year ended December 31, 2002.

On October 26, 2001, the Company granted a law firm warrants to purchase 75,000 shares of its common stock at an exercise price of $.60. The fair value of the warrants estimated on the date of grant using Black-Scholes option pricing model was $25,500 and were charged to operations during the year ended December 31, 2001.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' (DEFICIENCY) EQUITY (Continued)

Warrants (Continued)
--------

In January 2002, in connection with the conversion of the February 1998 convertible debentures, the Company issued warrants to purchase 500,000 shares of its common stock at an exercise price of $1.00. The warrants vested immediately and expire five years from the grant date. The fair value of stock warrants estimated on the date of grant using the Black-Scholes option pricing model was $390,000, which was charged to debt conversion expense during the year ended December 31, 2002.

At December 31, 2002, the Company had outstanding warrants to purchase 3,231,333 shares of the Company's common stock at prices ranging from $0.34 to $5.00 per share.

The following table summarizes the common stock warrant transactions during the three years ended December 31, 2002:

                                                      Number of Warrants      Exercise Prices      Expiration Date
                                                      -----------------       ---------------      ---------------
Balance outstanding at January 1, 2000                    1,171,250           $ .75 - $5.02        12/00 - 12/04
  Granted                                                 1,533,000           $1.00 - $5.00        03/04 - 10/07
  Exercised                                                (320,000)          $1.06 - $2.30
  Cancelled/Expired                                        (441,250)          $ .36 - $5.02
                                                        ------------
Balance outstanding at December 31, 2000                  1,943,000           $ .75 - $5.00
  Granted                                                 1,165,000           $ .34 - $5.00        01/06 - 10/11
  Exercised                                                       -                       -
  Cancelled/expired                                               -                       -
                                                        ------------
Balance outstanding at December 31, 2001                  3,108,000           $ .34 - $5.00
  Granted                                                 5,500,000           $ .05 - $1.00        09/04 - 01/07
  Exercised                                              (5,000,000)                  $ .05
  Cancelled/expired                                        (376,667)          $ .70 - $5.00
                                                        ------------
Balance outstanding at December 31, 2002                  3,231,333
                                                        ============

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' (DEFICIENCY) EQUITY (Continued)

Warrants (Continued)
--------

The following table summarizes information about stock warrants outstanding at December 31, 2002:

                                                  Warrants Granted                       Warrants Exercisable
                                       --------------------------------------          -----------------------
                                                      Weighted      Weighted                          Weighted
                                                       Average      Average                           Average
                                         Number       Remaining     Exercise             Number       Exercise
   Ranges of Exercise Prices           Outstanding   Life (Years)    Price             Exercisable     Price
   -------------------------           -----------   -----------    --------           -----------    --------
                 $ .34                    100,000          10             $ .34          100,000          $ .34
        $ .35 to $. 75                    408,333          5.3            $ .64          408,333          $ .64
        $ .76 to $1.00                    863,000          4.9            $1.00          863,000          $1.00
        $1.01 to $2.00                    475,000          4.7            $1.84          475,000          $1.84
        $2.01 to $3.00                    585,000          4.6            $2.90          585,000          $2.90
                 $4.00                    700,000           4             $4.00          700,000          $4.00
                 $5.00                    100,000           5             $5.00          100,000          $5.00
                                        ----------       -----            ------      -----------         ------

                                        3,231,333         4.9             $2.18        3,231,333          $2.18
                                        ==========       =====            ======      ===========         ======

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' (DEFICIENCY) EQUITY (Continued)

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

           Common shares potentially issuable in connection
             with conversion of the Series A and B preferred
             stock (see Note 13)                                         (A)

           Options to purchase common stock                           3,906,500

           Warrants to purchase common stock                          3,231,333

           Repricing rights provisions under common stock
             sales (see Note 13, Subsequent Events)                  10,000,000

                                                                    ------------
                                                                     17,137,833
                                                                    ============
           Substantial issuances after December 31, 2002 through April 1, 2003:

           Conversion of Series A Preferred stock                       703,800
                                                                    ============
           Private equity financing                                   5,500,000
                                                                    ============
           Settlement agreement                                         528,082
                                                                    ============

(A) The potential dilution of the Series A and Series B Convertible Preferred stock as of December 31, 2002 is not reflected above since as of March 27, 2003, all Series A and Series B Convertible Preferred shares have been retired pursuant to an exchange agreement dated March 27, 2003 (see Note 13).

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTION PLANS

Stock Option Plans
------------------

The Company's 2002 Stock Option Plan was adopted by the Board of Directors of the Company on April 30, 2002 subject to stockholders' approval. Under the Option Plan, a total of 6,000,000 shares of the Company's common stock, subject to certain adjustments, are reserved for issuance upon the exercise of options. The Plan shall be administered by the Board or a Committee, or a combination thereof, as determined by the Board. The Plan may be administered by different administrative bodies with respect to different classes of participants and, if permitted by the applicable laws, the Board may authorize one or more officers (who may (but need not) be officers) to grant options to employees, outside directors and consultants.

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

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTION PLANS (Continued)

On August 28, 2000, the Company granted options to a Vice-President under the 1999 Option Plan to purchase 75,000 shares of common stock. The exercise price is from $3.00 to $3.50, exercisable equally on the anniversary date over the next three years. These options expire in five years from the grant date.

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

In February 2002, pursuant to a one-year consulting agreement, a consultant was issued non-qualified stock options to purchase a total of 1,000,000 common shares at an exercise price of $.50 per share. The options are exercisable over a ten-year period. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model was $0.49, or $490,000, of which $423,894 was charged to operations during the year ended December 31, 2002.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11- STOCK OPTION PLANS (Continued)

In March 2002, in connection with legal services provided, the Company issued to a law firm options to purchase 225,000 shares of common stock at an exercise price of $.44. The fair value of the stock options estimated on the date of grant using the Black-Scholes option pricing model was $0.21, or $47,250, which was charged to operations during the year ended December 31, 2002. The warrants are exercisable over a ten-year period and vested at the grant date.

In April 2002, pursuant to a consulting agreement, a consulting company was issued non-qualified stock options to purchase a total of 249,000 common shares at an exercise price of $.28. The options vested at the grant date and are exercisable over a ten-year period. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model was $67,230, which was charged to operations during the year ended December 31, 2002.

In May 2002, pursuant to a consulting agreement, a consultant was issued non-qualified stock options to purchase a total of 45,000 common shares at an exercise price of $0.31. The options vested at the grant date and are exercisable over a ten-year period. The fair value of the stock options estimated on the date of grant using the Black-Scholes option pricing model was $0.20, or $9,000, which was charged to operations during the year ended December 31, 2002.

On May 3, 2000, the Company granted to its then Chief Operating Officer non-qualified stock options, outside of the Company's stock option plans, to purchase a total of 325,000 shares of common stock. Of the options granted, options on 25,000 shares vested immediately at $1.00 per share and 100,000 shares will vest on each subsequent anniversary date at exercise prices of $2.50, $3.00 and $3.50, respectively. All stock options expire on May 2, 2010. The Company recorded a total of $187,750 as unearned stock compensation during the year ended December 31, 2000, based on the excess of the closing price of the common stock at the date of the grant over the exercise price of the options. The unearned stock compensation is being amortized over the vesting periods. During the years ended December 31, 2002, 2001 and 2000, the Company recorded $62,580, $62,580 and $41,723 of compensation expense related to such stock options, respectively.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11- STOCK OPTION PLANS (Continued)

A summary of the Company's stock option activity and related information for the three years ended December 31, 2002 is as follows:

                                                                                                            Weighted
                                                                    Weighted           Outside the          Average
                                            Under the Plans         Average                Plans            Exercise
                                             Stock Options       Exercise Price        Stock Options          Price
                                            ---------------      --------------      ----------------      ----------
Balance at January 1, 2000                        650,000             $ .69                     -          $      -

Options granted:
  In the 1999 plan                                 87,500              3.57                     -                 -

Options granted:
  Outside the option plan                               -                 -               325,000              2.85

Options exercised in the 1995
  Plan                                            (50,000)              .33                     -                 -
                                               -----------            ------           -----------          --------
Outstanding - December 31, 2000                   687,500              1.07               325,000              2.85

Options granted:
  In the 1999 plan                                375,000              2.72                     -                 -
                                               -----------            ------           -----------          --------
Outstanding - December 31, 2001                 1,062,500             $1.65               325,000              2.85

Options granted:
  Outside the option plan                               -                 -             3,819,000               .47

Options cancelled:
  Outside the option plan                               -                 -            (1,300,000)             (.50)
                                               -----------            ------           -----------          --------
Outstanding - December 31, 2002                 1,062,500             $1.65             2,844,000           $   .75
                                               ===========            ======           ===========          ========

                                                      Options Outstanding                         Options Exercisable
                                         -------------------------------------------             --------------------
                                                              Weighted
                                                              Average            Weighted                      Weighted
                                                              Remaining          Average                       Average
                                                             Contractual         Exercise                      Exercise
Range of Exercise Prices                   Shares           Life in Years         Prices          Shares        Prices
------------------------                 ----------         -------------        --------        ---------     --------
      $0.31 - $0.71                       3,119,000              9.4              $0.52          3,119,000      $0.52
      $1.00 - $1.50                          75,000              5.3              $1.33             75,000      $1.33
      $2.50 - $3.00                         475,000              6.1              $2.75            400,000      $2.70
      $3.50 - $4.00                         237,500              4.6              $3.58             37,500      $3.67
                                          ---------                                              ---------
                                          3,906,500              8.6              $0.99          3,631,500      $0.81
                                          =========                                              =========

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11- STOCK OPTION PLANS (Continued)

At December 31, 2002, -0-, 137,500 and 6,000,000 options are available under the 1995 plan, 1999 plan and 2002 plan, respectively.

The weighted average fair value of exercised options during the year ended December 31, 2000 was $1.07.

As disclosed in Note 2, the fair value of options and warrants at date of grant was estimated using the Black-Scholes option-pricing model using the following assumptions:

                                                    Year Ended December 31,
                                               -------------------------------
                                                2002        2001        2000
                                               -------     -------     -------

           Expected stock price
             volatility                        130-143%       57%       138%
           Risk-free interest rate                   5%        5%         5%
           Expected option life in
             years                             10 years    5 years     3 years
           Expected dividend yield                0%           0%         0%

NOTE 12 -  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Office Lease and Required Security Deposit
------------------------------------------

On August 30, 2000, the Company entered into a lease agreement for office space in Fairfax, Virginia for a period of five years. Under the lease agreement, annual rent approximates $224,000 subject to certain escalation adjustments. In connection with this lease, the Company is required to provide the landlord with a stand-by letter of credit in the amount of $224,038. The stand-by letter of credit is to be renewed annually and at September 1, 2002, the Company did not renew this stand-by letter of credit.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Office Lease and Required Security Deposit (Continued)
------------------------------------------

The Company's future minimum lease payments are as follows:

                      Year Ending December 31,                     Amount
                      -----------------------                   ----------

                               2003                             $  240,059
                               2004                                247,261
                               2004                                168,105
                                                                ----------
                                    Total                       $  655,425
                                                                ==========

Rent expense for all premise operating leases was $255,299, $245,794 and $180,468 for the years ended December 31, 2002, 2001 and 2000, respectively.

The landlord, SMII Fairfax, LLC, as of December 31, 2002, claims that the Company owes back rent of $59,562 which has been accrued by the Company. On February 14, 2003, the landlord filed suit in the Fairfax County General District Court alleging breach of contract for unlawful detainer. Without admitting or denying liability, the Company is currently negotiating with the landlord and expects a settlement in the near future.

Employment/Consulting Agreements
--------------------------------

During January 2001, the Company entered into an employment agreement with an individual to provide services as a general manager of its Nuclear and Environmental Division. The Company agreed to pay $175,000 annually, plus a five-year option to purchase 275,000 shares of common stock, at prices ranging from $2.50 to $3.50 per share.

On February 28, 2002, the Company entered into an employment agreement with its then Chairman, Don Hahnfeldt. Under the terms of the agreement, the Company is to pay to Mr. Hahnfeldt a salary equal to $15,000 per month, plus benefits. The agreement is for a term of two years and provides for a severance payment in the amount of $180,000 and immediate vesting of all stock options in the event his employment is terminated without cause. Mr. Hahnfeldt was granted options to acquire 1,000,000 shares of the Company's common stock at an exercise price of $.50 per share, of which 500,000 vested at the grant date and the remaining 500,000 shall vest equally over a 24 month period beginning March 1, 2002 and are exercisable only in the event that the Company increases the number of authorized shares of common stock to at least 130,000,000 shares. These stock options expire on February 28, 2012.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Employment/Consulting Agreements (Continued)
--------------------------------

On February 28, 2002, the Company entered into a consulting agreement with one of the board of directors' companies, Verdi Consultants, Inc. Under the terms of the agreement, the Company is to pay to Verdi Consultants, Inc. a consulting fee equal to $15,000 per month plus benefits. The agreement is for a term of three years and provides for a severance payment in the amount of $180,000 and immediate vesting of all stock options in the event the consulting agreement is terminated without cause. Verdi Consultants, Inc. was granted options to acquire 1,000,000 shares of the Company's common stock at an exercise price of $.50 per share, of which 125,000 vested at the grant date and the remaining 875,000 shall vest equally over a 24 month period beginning March 1, 2002 and are exercisable only in the event that the Company increases the number of authorized shares of common stock to at least 200,000,000 shares. These stock options expire on February 28, 2012. Commencing August 8, 2002, Verdi Consultants, Inc. has agreed to defer $5,000 per month of its consulting fees subject to future cash availability.

Employee Benefit Plan
---------------------

The Company adopted a non-contributory 401(k) plan effective January 1, 2000. The plan covers all employees who are at least 21 years of age with no minimum service requirements. The contributions to the plan for the years ended December 31, 2002, 2001 and 2000 totalled $15,537, $23,300 and $12,400, respectively.

Effective February 13, 2003, the Company suspended its 401(k) plan.

Software Development Agreement
------------------------------

In July 2002, the Company signed agreements and subsequently issued 4,000,000 shares of common stocks to ipPartners, Inc., an affiliate of Trylon Metrics, Inc., for development of prototypes based upon the Company's Acoustic Core technology. These shares were valued at $600,000 and such amount was capitalized as software development costs related to the Acoustic Core technology rights.

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

Termination of Acquisition of Swissray International, Inc.
----------------------------------------------------------

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

During October 2002, both parties decided not to take any further actions regarding this acquisition.

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

Concentration of Credit Risk
----------------------------

The Company maintains cash balances in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balance may exceed these limits. At December 31, 2002 and 2001, uninsured cash balances were approximately $113,000 and $718,000, respectively. The Company believes it is not exposed to any significant credit risk for cash.

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

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS

Series A 3% Convertible Preferred Stock
---------------------------------------

On January 16, 2003, Woodward LLC converted 3,519 shares of Series A 3% Convertible Preferred stock with a liquidation preference of $351,900 into 703,800 shares of common stock at a conversion price of $.50 per share.

Private Placements
------------------

During January 2003, the Company entered into private placements with four individuals and sold 5,500,000 shares of the Company's common stock for a price of $.05 per share. The Company during December 2002 received advances against these private placements in the amount of $175,000. The Company recorded these advances at December 31, 2002 as an advance on sale of common stock.

Settlement Agreement - Related Party
------------------------------------

On February 24, 2003, the Company entered into a creditor settlement agreement with a company owned by the Chairman of the Board. The Company agreed to issue 528,082 restricted shares of the Company's common stock in satisfaction of $84,493 owed by the Company to Verdi Consultants, Inc.

Exchange Agreements
-------------------

On March 27, 2003, the Company entered into a license and exchange agreement with HomeCom Communications, Inc. ("HomeCom"). As part of the agreement, HomeCom agreed to issue 11,250 shares of Series F Convertible Preferred stock of HomeCom, $.01 par value per share, which will represent, upon conversion, 75% of the issued and outstanding shares of HomeCom stock, par value $.001 per share, subject to dilution related to common stock issuable upon conversion of HomeCom's outstanding Series B-E Convertible Preferred stock and warrants or options, and the Series G Convertible Preferred stock of HomeCom convertible into common stock. The Company has agreed to license the rights it owns to the EKOR, HNIPU and Electro Magnetic Radiography (EMR) technologies to HomeCom. The Company and HomeCom plan to file a proxy to authorize the issuance of the additional shares. Upon the closing of the sale of the HomeCom's exiting web hosting business (which also requires stockholder approval), the Company will have rights to majority control of the HomeCom Board of Directors and responsibility for the assignment of any new executive management positions in HomeCom. The proposed transactions are subject to the satisfaction of certain conditions set forth in the transaction documents.

On March 27, 2003, the Company entered into an exchange agreement with Markland. As an owner of 239,927,344 restricted shares of Markland's common stock, the Company agreed to exchange 100 million shares of Markland's common stock for 16,000 shares of Series D Convertible Preferred stock of Markland having a liquidation value of $16 million.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS (Continued)

Exchange Agreements (Continued)
-------------------

The preferred stock is convertible into shares of Markland's common stock at a variable percentage of the then current market price, subject to certain adjustments. If the market price of Markland common stock is less than, or equal to $0.05, it is convertible at 80% of the market price. If the market price is greater than $0.05, but less than or equal to $0.10, at 75% of the market value. If the market price is greater than $0.10, but less than or equal to $0.15, at 70% of the market price. And if the market price is greater than $0.15, at 65% of the market price.

Markland can redeem the Series D Preferred according to the following schedule. During the first 180 days after the closing, it can be redeemed at 120% of the stated value and accrued dividends. From 181 days until 270 days, it can be redeemed for 125% of the stated value and dividends. From 271 days and ending 360 days after the closing, it can be redeemed for 135% of the stated value and dividends.

On March 27, 2003, the Company entered into an exchange agreement with Woodward LLC. The Company agreed to cancel the obligation to issue Woodward LLC 10 million shares of the Company's common stock due to the price reset, and in exchange for $1.069 million worth of HomeCom Series G Preferred stock. In addition, the Company agreed to retire all shares of its outstanding Series A 3% Convertible Preferred stock held by Woodward LLC and the rights of Woodward LLC to receive shares of the Company's Series B 5% Convertible Preferred stock in exchange for 16,000 shares of Series D Convertible Preferred stock of Markland.

Intellectual Property Sales Agreement
-------------------------------------

On March 5, 2003, the Company acquired from Polymate, Ltd. the remaining 1% ownership in the following technologies acquired or developed by Polymate, Ltd.
- HNIPU, Firesel, RAD-Y, Rubcon, Electronic Glues, Liquid Ebonite Materials ("LEM"), Kauton and Hypocorr. As part of the above March 27, 2003 license and exchange agreement with Homecom, Polymate, Ltd. will receive 1,500 shares of Homecom Series F Convertible Preferred stock for the relinquishment of its rights to the above technologies.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS (Continued)

Acquisition of Ergo Systems, Inc.
---------------------------------

On January 14th, 2003, Markland completed the acquisition of Ergo Systems, Inc., a Virginia corporation ("Ergo") from Ocean Data Equipment Corporation, a Delaware corporation ("ODEC"). Markland agreed to pay ODEC $400,000 in cash, payable without interest over a period of one year. The purchase price was determined through arms-length negotiations, and was based on estimated future earnings from the contract.

Ergo's only asset is a US government General Services Administration multi-year contract to provide border security logistic support and product development services to the United States Government. Markland will continue to provide these support services to five US Border ports of entry in the states of California, Texas, Michigan and New York.

New Compensation Agreements
---------------------------

Effective January of 2003, Markland entered into four new compensation agreements with its two officers and two consultants, which provide for aggregate monthly remuneration of $47,500.

In addition, these agreements provide for the issuance of 7.07% of Markland's outstanding common stock and 2.4% of Markland's outstanding common stock, of which 4.67% is scheduled to be issued by October 31, 2003, and 2.4% is issuable after the first anniversary of the compensation agreements. Based on the total common shares outstanding as of December 31, 2002, a total of approximately 21,705,000 shares of Markland's common stock are issuable under these compensation agreements.

On March 28, 2003, the Company entered into a two-year employment agreement with Carey Naddell. Under the terms of the agreement, Mr. Naddell shall be the Company's Chief Operating Officer during the transition period which will be completed within three months. After that, he will assume the office of the President and Chief Executive Officer and any additional duties assigned by the Board of Directors. The Company agreed to pay a salary of $10,000 per month and 1,000,000 shares of the Company's common stock.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS (Continued)

Technology Purchase Agreement
-----------------------------

On March 19, 2003, Markland and ASI Technology Corporation, a Nevada corporation, ("ASI") entered into a Technology Purchase Agreement (the "Agreement"). Under the Agreement, ASI agreed to sell and Markland agreed to purchase certain assets relating to ASI's gas plasma antenna technology, including patents, patent applications, equipment, government contract rights and other intellectual property rights. The closing of the transaction will occur on the earlier of the date the last of the government contracts are assigned to Markland or ninety days after the date of the Agreement (June 17, 2003). ASI will be responsible for the performance of its obligations under the contracts until they are assigned to Markland and will pay Markland all of its revenues from the contracts billed for periods after April 1, 2003. Markland has agreed to use its best efforts to manage and administer the contracts during this period prior to closing and to pay ASI a fee of $2,500 per month for administrative support.

In consideration, Markland agreed to pay ASI $1,150,000. $150,000 in cash, $10,000, of which was paid on execution of the Agreement and $10,000 of which is payable every thirty days following the date of execution of the Agreement until the closing, at which time the remaining balance is due and payable. In addition to the cash payment, Markland is required to issue to ASI, on closing, $1,000,000 worth of Markland common stock at the then current market price. In the event that Markland fails to register such stock on behalf of ASI, Markland will have to issue an additional $150,000 of stock to ASI.

ASI may be entitled to receive additional shares of Markland common stock in certain circumstances if Markland effects a reverse split of its outstanding stock within 18 months after the closing date, or if a registration statement for the shares is delayed.

In connection with the Agreement, ASI and Markland entered into a registration rights agreement entitling ASI to include its shares of Markland common stock in future registration statements filed by Markland under the Securities Act of 1933 in connection with public offerings of Markland common stock.

Also in connection with the Agreement, ASI and Markland entered into a sublicense agreement pursuant to which ASI has sublicensed to Markland the right to develop and sell products to certain government, military and homeland security customers in the United States and Canada using the Company's plasma sterilization and decontamination technology.

The closing of the sale of the plasma antenna technology is subject to a number of conditions and the Agreement may be terminated prior to closing under certain circumstances.

                        EUROTECH, LTD. AND SUBSIDIARIES
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS (Continued)

Options/Warrants Cancellation Agreement
---------------------------------------

In March 2003, in order to assist the Company to raise additional working capital, the Company entered option/warrant cancellation agreements with three individuals cancelling 1,075,000 options with exercise prices ranging from $.50 to $.71 and cancelling 525,000 warrants with exercise prices ranging from $1.00 to $3.00. The Company agreed to issue those options and warrants back to three individuals once the filing of all necessary amendments to the Articles of Incorporation of the Company to authorize an increase in the number of authorized shares of common stock to at least 200,000,000 shares.

Legal Settlement Agreement
--------------------------

On October 21, 2002, the Company's former legal counsel filed a Demand for Arbitration before the American Arbitration Association seeking $288,755 in alleged unpaid legal fees from the Company. The dispute was subsequently resolved pursuant to a Settlement Agreement dated April 15, 2003 pursuant to which the Company is to pay such counsel the sum of $310,581 by a combination of cash and stock in accordance with a schedule and on the terms set forth in the Settlement Agreement. The satisfaction of this payment obligation is to occur no later than by December 22, 2003. The entire settlement amount was accrued as of December 31, 2002.

NOTE 14 - QUARTERLY RESULTS (UNAUDITED)

                                                      Quarter Ended
                             ------------------------------------------------------------------
                                March 31          June 30        September 30       December 31       Total Year
                             -------------     -------------     -------------     -------------     -------------
2002:
-----
Revenues                     $     55,585      $     23,236      $         --      $     10,000      $     88,821
Net loss attributable to
common stockholders            (3,061,153)       (2,006,547)       (4,464,818)       (6,536,237)      (16,068,755)
Loss per share - basic
  and diluted (a)            $       (.05)     $       (.03)     $       (.06)     $       (.09)     $       (.23)

2001:
-----

Revenues                     $         --      $         --      $     10,215      $      8,160      $     18,873
Net loss attributable to
  common stockholder           (2,901,268)       (2,332,679)       (2,462,801)       (1,063,487)       (8,760,235)
Loss per share - basic
  and diluted (a)            $       (.05)     $       (.05)     $       (.05)     $       (.04)     $       (.18)


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

                                   SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EUROTECH, LTD.

Date: May 6, 2003                           By: /s/ Don V. Hahnfeldt
                                                -------------------------
                                                Name: Don V. Hahnfeldt
                                                Title:  CEO and President

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                PERSON                                      CAPACITY                                 DATE

/s/ Don V. Hahnfeldt
-----------------------------------     President, Chief Executive Officer and                  May 6, 2003
     Don V. Hahnfeldt                   Director (Principal Executive Officer)

/s/ Randolph A. Graves, Jr.             Vice President, Secretary, Chief Financial              May 6, 2003
-----------------------------------     Officer and Director (Principal Accounting
     Randolph A. Graves, Jr.            Officer)

/s/ Carey Naddell
-----------------------------------     Chairman of the Board, Chief Operating                  May 6, 2003
     Carey Naddell                      Officer and Director

/s/ Leonid Khotin
-----------------------------------
     Leonid Khotin                      Director                                                May 6, 2003

                                  CERTIFICATION

         I, Randolph A. Graves, Jr., hereby certify that:

         1. I have reviewed the Annual Report on Form 10-K of Eurotech, Ltd. (the "Registrant");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003
                                                /s/ Randolph A. Graves, Jr.
                                                -----------------------------
                                                Randolph A. Graves, Jr.
                                                Vice President, Secretary and
                                                Chief Financial Officer

                                  CERTIFICATION

         I, Don V. Hahnfeldt, hereby certify that:

         1. I have reviewed the Annual Report on Form 10-K of Eurotech, Ltd. (the "Registrant");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003

                                /s/ Don V. Hahnfeldt
                                -----------------------------------------------
                                Don V. Hahnfeldt
                                Chairman, President and Chief Executive Officer

                                  EXHIBIT INDEX

         The following exhibits are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

                                                                                                                    Location
Exhibit                                                  Description                                                Reference
-------                                                  -----------                                                ---------
No.
---
  2.1            Technology  Transfer Agreement dated July 13, 2001,  between Eurotech,  Ltd., and Trylon Metrics,
                 Inc.,                                                                                                  15

2.1.1            Amendment,  dated October 3, 2001, to Technology  Transfer Agreement dated July 13, 2001, between
                 Eurotech, Ltd., and Trylon Metrics, Inc.,                                                              23

3.1.1            Articles of Incorporation of Eurotech, Ltd. and amendment thereto                                       1

3.1.2            Articles of Amendment adopted June 20, 2000 and corresponding Certificate of Amendment dated
                 June 21, 2000                                                                                          10

3.1.3            Articles of Amendment to the Articles of Incorporation to state the terms of the Series A 3%
                 Convertible Preferred Stock dated February 1, 2002                                                     20

3.2.1            Bylaws of Eurotech Ltd.                                                                                 1

3.2.2            Amendment to Bylaws adopted February 23, 2000 to fix the number of directors at 5.                      9

3.2.3            Amendment to Bylaws adopted on August 27, 2001 to fix the number of directors at 7                     23

4.1              Form of Common Stock certificate                                                                        1

10.1.1           License Agreement dated September 6, 1996 between Euro-Asian Physical Society and ERBC Holding,
                 Ltd.                                                                                                    1

10.1.2           Sub-License Agreement dated September 16, 1996 between ERBC Holding, Ltd. and Eurotech, Ltd.
                                                                                                                         1

10.1.2.1         EKOR Agreement dated as of May 15, 2000 between Euro-Asian Physical Society and Eurotech, Ltd.
                 Modifying the EKOR license                                                                             12

10.1.3           Agreement dated January 28, 1997 between Eurotech, Ltd. and Kurchatov Research Holdings, Ltd.
                                                                                                                         1

10.1.4           Memorandum of Intent among Chernobyl Nuclear Power Plant, I. V. Kurchatov Institute, Ukrstroj
                 and Eurotech, Ltd.                                                                                      1

10.1.5           Agreement dated December 10, 1996 between Ukrstroj and Chernobyl Nuclear Power Plant (in past filings, this agreement was identified as dated December 6, 1996 when in fact the agreement is
                 dated December 10, 1996)                                                                                1




10.1.6           Agreement dated December 11, 1996 among Ukrstroj, Eurotech, Ltd. and Euro-Asian Physical Society        1

10.2.1           Technology Purchase Agreement between Eurotech, Ltd. and Oleg L. Figovsky                               2

10.2.2           Technology Purchase Agreement between Eurotech, Ltd. and Oleg L. Figovsky                               2

10.2.3           Technology Purchase Agreement between the Company and Oleg L. Figovsky                                  2

10.2.4           Agreement dated February 27, 2000 between Eurotech, Ltd. and Oleg L. Figovsky (acquisition of
                 the rights to 49% of net profits)                                                                       8

10.3             Preliminary EKOR (Component A)/Block Copolymer manufacturing licensing agreement between
                 Eurotech, Ltd. and NuSil Technology                                                                     9

10.4.1           Agency Contract dated May 19, 2000 between Eurotech, Ltd. and McPhee Environmental Supply              10

10.4.2           McPhee Environmental Supply Cancellation dated March 14, 2001                                          12

10.5.1           Share Purchase Agreement dated June 29, 2000 between Zohar Gendler and Eurotech, Ltd. (Rademate
                 Ltd.)                                                                                                  10

10.5.2           Share Purchase Agreement dated June 29, 2000 between Technion Entrepreneurial Incubator Co.,
                 Ltd. and Eurotech, Ltd. (Rademate Ltd.)                                                                10

10.5.3           Investment Agreement date July 23, 2000 between Sorbtech Ltd. and Eurotech, Ltd. (in past filings, this agreement was identified as "share purchase agreement" when in fact it is titled
                 "Investment Agreement")                                                                                10

10.5.4           Investment Agreement entered into in May, 2000 between Amsil, Ltd. and Eurotech, Ltd.                  10

10.6.1           Form of Agreement among Eurotech, Ltd., V. Rosenband and C. Sokolinsky, and Ofek Le-Oleh
                 Foundation                                                                                              2

10.6.2           Equity Sharing Agreement between the Company, V. Rosenband and C. Sokolinsky                            2

10.6.3           Voting Agreement among Eurotech, Ltd., V. Rosenband and C. Sokolinsky                                   2

10.7.1           Investment Agreement between Eurotech, Ltd. and Chemonol, Ltd.                                          2

10.7.2           Equity Sharing Agreement between the Company and Leonid Shapovalov                                      2

10.7.3           Voting Agreement between Eurotech, Ltd. and Leonid Shapovalov                                           2

10.8.1           Agreement between Eurotech, Ltd. and Separator, Ltd.                                                    2

10.8.2           Equity Sharing Agreement between Eurotech, Ltd. and Efim Broide                                         2

10.8.3           Voting Agreement between Eurotech, Ltd. and Efim Broide                                                 2




10.9.1           Form of Agreement among Eurotech, Ltd., Ofek Le-Oleh Foundation and Y. Kopit                            2

10.9.2           Equity Sharing Agreement among Eurotech, Ltd., Y. Kopit and V. Rosenband                                2

10.9.3           Voting Agreement among Eurotech, Ltd., Y. Kopit and V. Rosenband                                        2

10.10            Form of License Agreement between the Company and ERBC Holdings, Ltd.                                   2

10.11.1          Cooperation Agreement between Eurotech, Ltd. and Forschungszentrum Julich GmbH                          2

10.11.2          Agreement among Eurotech, Ltd., Forschungszentrum Julich and two other entities for the testing
                 of EKOR in Germany                                                                                      7

10.11.3          Letters of cancellation of German EKOR testing agreement                                               12

10.12.1          Convertible Debenture Purchase Agreement among Eurotech, Ltd., JNC Opportunity Fund, Ltd. and
                 Diversified Strategies Fund, L.P.                                                                       2

10.12.2          Escrow Agreement among Eurotech, Ltd., JNC Opportunity Fund, Ltd. and Diversified Strategies
                 Fund, L.P. and Robinson, Silverman, Pearce, Aronsohn & Berman, LLP                                      2

10.12.3          Registration rights Agreement among Eurotech, Ltd., JNC Opportunity Fund, Ltd. and Diversified
                 Strategies Fund, L.P.                                                                                   2

10.12.4          Form of 8% Convertible Debenture Due November 27, 2000 issued by Eurotech, Ltd. to JNC
                 Opportunity Fund, Ltd.                                                                                  2

10.12.5          Form of 8% Convertible Debenture Due November 27, 2000 issued by Eurotech, Ltd. to Diversified
                 Strategies Fund, L.P.                                                                                   2

10.12.6          Warrant No. 1 issued by Eurotech, Ltd. to JNC Opportunity Fund, Ltd.                                    2

10.12.7          Warrant No. 2 issued by Eurotech, Ltd. to Diversified Strategies Fund, L.P.                             2

10.12.8          Warrant No. 3 issued by Eurotech, Ltd. to Diversified Strategies Fund, L.P.                             2

10.13.1          Convertible Debenture Purchase Agreement between Eurotech, Ltd. and JNC Opportunity Fund, Ltd.          2

10.13.2          Escrow Agreement among Eurotech, Ltd., JNC Opportunity Fund, Ltd. and Robinson, Silverman,
                 Pearce, Aronsohn and Berman, LLP                                                                        2

10.13.3          Registration Rights Agreement between Eurotech, Ltd. and JNC Opportunity Fund Ltd.                      2

10.13.4          Form of 8% Convertible Debenture Due February 23, 2001 issued by Eurotech, Ltd. to JNC
                 Opportunity Fund, Ltd.                                                                                  2

10.13.5          Warrant No. 3 issued by Eurotech, Ltd. to JNC Opportunity Fund Ltd.                                     2

10.14.1          Debenture Purchase Agreement between Eurotech, Ltd. and JNC Strategic Fund Ltd.                         2




10.14.2          Form of 8% Convertible Debenture No.1 Due July 20, 2001 issued by Eurotech, Ltd. to JNC
                 Strategic Fund Ltd.                                                                                     3

10.14.3          Form of 8% Convertible Debenture No.2 Due February 23, 2001 issued by Eurotech, Ltd. to JNC
                 Opportunity Fund, Ltd.                                                                                  3

10.14.4          Warrant No. 4 issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.                                       3

10.14.5          Registration Rights Agreement issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.                       3

10.14.6          Amended and Revised 8% Convertible Debenture No.1 Due February 23, 2001issued by Eurotech, Ltd.
                 to JNC Opportunity Fund, Ltd.                                                                           3

10.14.7          Amended and Revised 8% Convertible Debenture No.2 Due July 20, 2001 issued by Eurotech, Ltd. to
                 JNC Strategic Fund Ltd.                                                                                 3

10.14.8          Amended and Revised 8% Convertible Debenture No.13 Due November 27, 2000 issued by Eurotech,
                 Ltd. to JNC Opportunity Fund, Ltd.                                                                      3

10.14.9          Amended and Revised 8% Convertible Debenture No.14 due November 27, 2000 issued by Eurotech,
                 Ltd. to Diversified Strategies Fund, L.P.                                                               3

10.14.10         Agreement dated February 25, 2000 regarding conversion price                                            8

10.14.11         Agreement dated February 21, 2001 regarding extension of maturity                                      12

10.15.1          Agreement between Eurotech, Ltd. and David Wilkes                                                       3

10.15.2          Secured Promissory Note issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.                             3

10.15.3          Secured Promissory Note issued by Eurotech, Ltd. to David Wilkes                                        3

10.15.4          Secured Promissory Note issued by Eurotech, Ltd. to David Wilkes                                        3

10.15.5          Escrow Agreement among the Company, JNC Strategic Fund Ltd. and Encore Capital Management, L.L.C.       3

10.15.6          Security Agreement by Eurotech, Ltd. in favor of JNC Strategic Fund Ltd. and David Wilkes               3

10.15.7          Warrant issued by Eurotech, Ltd. to JNC Strategic Fund Ltd.                                             3

10.15.8          Warrant issued by the Company to David Wilkes                                                           4

10.15.9          Form of 8% Convertible Debenture Due Three Years from Original Issue Date issued by Eurotech,
                 Ltd. to JNC Strategic Fund Ltd.                                                                         4

10.15.10         Employment Agreement between Eurotech, Ltd. and Frank Fawcett                                           4

10.15.11         Disengagement Agreement between Eurotech, Ltd. and Frank Fawcett                                        7




10.16.1          Employment Agreement between Eurotech, Ltd. and Don V. Hahnfeldt                                        4

10.16.2          Revised employment agreement between Eurotech, Ltd. and Don V. Hahnfeldt                                7

10.17            Agreement dated September 9, 1999 between Eurotech, Ltd. and Peter Gulko (acquisition of KRHL
                 shares)                                                                                                 5

10.18.1          Agreement dated as of November 30, 1999 between Eurotech, Ltd. and Kurchatov Research Holdings,
                 Ltd.                                                                                                    7

10.18.2          Agreement dated June 20, 2000 between Eurotech, Ltd. and Advanced Technology Industries, Inc.
                 (formerly Kurchatov Research Holdings, Ltd.)                                                           10

10.19            Agreement dated as of December 15, 1999 between Eurotech, Ltd. and Spinneret Financial Systems,
                 Inc.                                                                                                    7

10.20.1          Common Stock Purchase Agreement dated December 31, 1999 between Eurotech, Ltd. and Woodward LLC         7

10.20.2          Warrant issued by Eurotech, Ltd. to Woodward LLC on December 31, 1999                                   7

10.20.3          Registration Rights Agreement dated December 31, 1999 between Eurotech, Ltd. and Woodward LLC           7

10.20.4          Commitment Agreement ($22,000,000) between Eurotech, Ltd. and Woodward LLC                              7

10.20.5          Escrow Agreement dated December 31, 1999 among Eurotech, Ltd., Woodward LLC and Krieger & Prager        7

10.20.6          Common Stock Purchase Agreement dated as of March 1, 2000 between Eurotech, Ltd. and Woodward
                 LLC                                                                                                     9

10.20.7          Common Stock Purchase Agreement dated as of April 24, 2000 between Eurotech, Ltd. and Woodward
                 LLC                                                                                                    10

10.20.8          Registration Rights Agreement dated as of April 17, 2000 between Eurotech, Ltd. and Woodward LLC
                                                                                                                        10

10.20.9          Warrant issued by Eurotech, Ltd. to Woodward LLC on June 22, 2000                                      10

10.20.10         Amendment Agreement dated June 29, 2000 between Eurotech, Ltd. and Woodward LLC, amending April
                 24, 2000 Common Stock Purchase Agreement and Registration Rights Agreement and December 31,
                 2000 Commitment Agreement                                                                              10

10.20.11         Amendment Agreement dated September 28, 2000 between Eurotech, Ltd. and Woodward LLC, amending
                 March 1, 2000 Common Stock Purchase Agreement                                                          11

10.20.12         Modification Agreement dated as of February 28, 2001, amending March 1 and April 24, 2000
                 Common Stock Purchase Agreements                                                                       12




10.20.13         Common Stock Purchase Agreement as of March 30, 2001 between Eurotech, Ltd. and Woodward LLC           13

10.20.14         Registration Rights Agreement dated as of March 30, 2001 between Eurotech, Ltd. and Woodward LLC       13

10.20.15         Modification Agreement dated as of May 18, 2001, amending March 1, 2000, April 24, 2000, and
                 March 30, 2001 Common Stock Purchase Agreements                                                        14

10.20.16         Securities Purchase Agreement as of February 1, 2002 between Eurotech, Ltd. and Woodward LLC           20

10.20.17         Repricing Rights Agreement dated as of February 1, 2002 between Eurotech, Ltd. and Woodward LLC        20

10.20.18         Registration Rights Agreement dated as of February 1, 2002 between Eurotech, Ltd. and Woodward
                 LLC                                                                                                    20

10.20.19         Letter Agreement dated December 28, 2001 between Eurotech, Ltd. and Woodward LLC                       20

10.20.21         Private Equity Agreement dated February 22, 2002, between Eurotech, Ltd. and Jenks & Kirkland,
                 Ltd                                                                                                    21

10.20.22         Registration  Rights Agreement dated as of February 22, 2002 between Eurotech,  Ltd. and Jenks &
                 Kirkland, Ltd.                                                                                         21

10.20.23         Restated  Amendment To Repricing Rights Agreement And Securities  Purchase Agreement dated as of
                 May 7, 2002 between Eurotech, Ltd. and Woodward LLC                                                    24

10.21            Technology Acquisition and Development Agreement related to Cypto.Com, Inc.                             9

10.22.1          Investment Banking Consulting Agreement dated January 15, 2001 between Eurotech, Ltd. and
                 Adolph Komorsky Investments, together with addendum thereto                                            12

10.22.2          Cancellation of Investment Banking Consulting Agreement dated March 30, 2001 between Eurotech,
                 Ltd. and Adolph Komorsky Investments                                                                   13

10.23.1          Consulting Agreement as of January 18, 2001 between Eurotech, Ltd. and Davis Manafort, Inc.            13

10.23.2          Second Consulting Agreement dated April 25, 2001 between Eurotech, Ltd. and Davis Manafort, Inc.       13

10.24            Consulting Agreement dated April 25, 2001 between Eurotech, Ltd. and Harborstone Financial
                 Group, Inc.                                                                                            13

10.25            Consulting Agreement dated March 23, 2001 between Eurotech, Ltd. and Robert Tarini/ip Partners         13

10.26            Consulting Agreement dated October 22, 2001 between Eurotech, Ltd. and Race Rock Design Partners       18




10.27            Employment Agreement between Eurotech, Ltd. and Todd J. Broms dated February 28, 2002                  23

10.27.1          Stock Option Grant for Broms Holding LCC dated February 28, 2002                                       23

10.27.2          Employment Agreement between Eurotech, Ltd. and Don V. Hahnfeldt dated February 28, 2002               23

10.27.3          Stock Option Grant for Don V. Hahnfeldt dated February 28, 2002                                        23

10.27.4          Consultant Agreement between Eurotech, Ltd. and Verdi Consultants, Inc. dated February 28, 2002        23

10.27.5          Stock Option Grant for Verdi Consultants, Inc. dated February 28, 2002                                 23

10.27.6          Lease Agreement between SMII FAIRFAX, LLC and Eurotech, Ltd dated August 30, 2000                      23

10.27.7          Consultant Agreement between Eurotech, Ltd. and EB Associates, LLC dated April 29, 2002                24

10.27.8          Stock Option Grant for EB Associates, LLC dated April 29, 2002                                         24

10.27.9          Technology  Development Agreement between Eurotech,  Ltd. and ipPartners,  Inc. dated as of July
                 24, 2002                                                                                               27

10.27.10         Acknowledgment  and Release  Agreement by and between Eurotech,  Ltd, Trylon Metrics,  Inc., and
                 ipPartners, Inc. dated as of July 24, 2002                                                             27

10.27.11         Letter Agreement between Eurotech, Ltd. and Trylon Metrics, Inc. dated as of July 24, 2002             27

10.27.12         Letter  Agreement  by  and  between  Eurotech, Ltd., ipPartners, Inc. and Robert Tarini,
                 individually dated as of July 24, 2002                                                                 27

10.27.13         Joint Escrow Instructions Agreement dated July 30, 2002                                                27

10.27.14         Letter Agreement between Eurotech,  Ltd. and Woodward LLC Suspending Certain  Obligations of the
                 Company Pending Negotiations of Definitive Restructuring Agreement                                     28

10.27.15         Letter  Agreement  between  Eurotech,   Ltd.  and  Spinneret   Financial  Services   Terminating
                 Spinneret's Fees                                                                                       28

10.28            Joint Technology Development Agreement between Eurotech, Ltd. and Lostor Ror A/S dated as of
                 September 24, 2002                                                                                     32

10.29            USAF CRADA Number  02-263-AMWC-02  Cooperative  Research and Development  Agreement between USAF
                 Air Mobility Battlelab and the Company.                                                                35




10.30.1          Exchange  Agreement,  dated as of December 9, 2002 by and among the Company,  Crypto.com,  Inc.,
                 Markland  Technologies,  Inc., Security Technology,  Inc., and, solely with respect to Article V and Article XI thereof,  ipPartners,  Inc. and, solely with respect to Article VI and Article XI
                 thereof, Markland LLC and James LLC.                                                                   35

10.30.2          First Amendment to Exchange Agreement,  dated as of December 19, 2002, by and among the Company,
                 Crypto.com,  Inc., Markland Technologies,  Inc., Security Technology,  Inc.,  ipPartners,  Inc.,
                 Markland LLC and James LLC.                                                                            36

10.30.3          Pledge  and  Security  Agreement,  dated as of  December  19,  2002,  by and among the  Company,
                 Woodward LLC and Krieger & Prager, LLP, as agent.                                                      36

10.30.4          Assignment and Assumption  Agreement,  dated as of December 19, 2002, between  Crypto.com,  Inc.
                 and Security Technology, Inc.                                                                          36

10.31            Termination and Modification to Repricing Rights Agreement (Common Stock)
                 by and between Eurotech, Ltd. and Woodward LLC, dated September 30, 2002                               33

10.31.1          License and Exchange Agreement, dated as of March 27, 2003, by and between Eurotech Ltd.,
                 Homecom Communications, Inc. and, solely with respect to Article V and Article XI thereof,
                 Polymate, Ltd. and Greenfield Capital Partners LLC                                                     37

10.31.2          Exchange Agreement, dated as of March 27, 2003, by and between Eurotech Ltd. and Markland
                 Technologies, Inc.                                                                                     37

10.31.3          Exchange Agreement, dated as of March 27, 2003, by and between Eurotech Ltd. and Woodward LLC
                 (relating to Markland Series D Stock)                                                                  37

10.31.4          Exchange Agreement, dated as of March 27, 2003, by and between Eurotech Ltd. and Woodward LLC
                 (relating to HomeCom Series G Stock)                                                                   37

10.32            Securities Exchange and Purchase Agreement by and between Eurotech, Ltd.
                 and Woodward LLC, dated September 30, 2002                                                             33

10.33            Registration Rights Agreement, dated September 30, 2002                                                33

10.34            Certificate of Designation of Eurotech, dated September 30, 2002                                       33

16.1             Letter dated  September 10, 2002,  from Grassi & Co. CPA's,  P.C. to the Securities and Exchange
                 Commission regarding change in certifying accountants.                                                 31

21.1             Subsidiaries of the Registrant                                                                          *

99.1             Certification  Pursuant To 18 U.S.C.  Section  1350,  As Adopted  Pursuant To Section 906 Of The
                 Sarbanes-Oxley Act Of 2002 - Mr. Don V. Hahnfeldt, President and Chief Executive Officer                *

99.2             Certification  Pursuant To 18 U.S.C.  Section  1350,  As Adopted  Pursuant To Section 906 Of The
                 Sarbanes-Oxley Act Of 2002 - Dr. Randolph A. Graves, Chief Financial Officer and Vice President         *

Legend:
-------

*        Filed herewith.

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

13 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended March 31, 2001, on file with the SEC

14 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the quarter ended June 30, 2001, on file with the SEC

15 Incorporated by reference to such Exhibit filed on Form 8-K as of September 21, 2001 (filed with the SEC on October 5, 2001)

16 Incorporated by reference to such Exhibit filed on Form 8-K as of October 5, 2001 (filed with the SEC on October 11, 2001)

17 Incorporated by reference to such Exhibit filed on Form 8-K as of November 9, 2001 (filed with the SEC on November 13, 2001)

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

30 Incorporated by reference to such Exhibit filed on Form 8-K as of 26 August, 2002 (filed with the SEC on August 30, 2002)

31 Incorporated by reference to such Exhibit filed on Form 8-K/A as of 9 September, 2002 (filed with the SEC on October 7, 2002)

32 Incorporated by reference to such Exhibit filed on Form 8-K as of 24 September, 2002 (filed with the SEC on October 7, 2002)

33 Incorporated by reference to such Exhibit filed on Form 8-K as of 25 September, 2002 (filed with the SEC on October 7, 2002)

34 Incorporated by reference to such Exhibit filed with our quarterly report on Form 10-Q for the year ended September 30, 2002, on file with the SEC

35 Incorporated by reference to such Exhibit filed on Form 8-K as of November 15, 2002 (filed with the SEC on December 13, 2002)

36 Incorporated by reference to such Exhibit filed on Form 8-K as of December 19, 2002 (filed with the SEC on December 23, 2002)

37 Incorporated by reference to such Exhibit filed on Form 8-K as of March 27, 2003 (filed with the SEC on April 7, 2003)