Form 10QSB
period 2003-03-31
EUROTECH LTD
filed 2003-07-10
CIK 1033030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                  ------------    --------------

         Commission file number 000-22129

                                 Eurotech, Ltd.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                              District of Columbia
--------------------------------------------------------------------------------
                         (State or other jurisdiction of
                         incorporation or organization)

                                   33-0662435
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

                             8665 Sudley Road, #608
                            Manassas, Virginia 20110
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (703) 753-9149
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                          10306 Eaton Place, Suite 220
                             Fairfax, Virginia 22030
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

The issuer had 98,455,773 shares of common stock issued and outstanding as of July 3, 2003.

                                      EUROTECH, LTD.
                                       FORM 10-QSB

                                          INDEX

PART I.  FINANCIAL INFORMATION                                                      PAGE

Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited).............1

   Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited).................................3

   Condensed Consolidated Statement of Stockholders' Deficiency for
     the three months ended March 31, 2003 (unaudited)................................4

   Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)........................................6

   Notes to Condensed Consolidated Financial Statements (unaudited)...................7

Item 2.  Management's Discussion and Analysis .......................................28

Item 3.  Controls and Procedures.....................................................31

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................33

Item 6.  Exhibits and Reports on Form 8-K............................................33

Signatures...........................................................................S-1

Certifications

ITEM 1.  FINANCIAL STATEMENTS.

                         EUROTECH, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $   62,310
  Accounts receivable                                                   158,287
  Advance on purchase of ASI                                             15,000
  Prepaid expenses and other current assets                             111,464
                                                                     -----------
      TOTAL CURRENT ASSETS                                              347,061

PROPERTY AND EQUIPMENT - NET                                            106,638

OTHER ASSETS:
  Intangible assets - Ergo - net of amortization of $33,334             366,666
  Technology rights (Acoustic Core) - net of accumulated
    amortization of $857,528                                          2,325,111
  Patent costs - net                                                     18,876
                                                                     -----------
      TOTAL OTHER ASSETS                                              2,710,653
                                                                     -----------
      TOTAL ASSETS                                                   $3,164,352
                                                                     ===========

                     [balance sheet continued on next page]

     See accompanying notes to condensed consolidated financial statements.

                               EUROTECH, LTD. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                     AS OF MARCH 31, 2003
                                   (UNAUDITED) - CONTINUED

                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                      $  3,251,115
  Current portion of note payable - related parties                                  605,783
  Obligation under Ergo purchase agreement                                           287,780
                                                                                -------------
      TOTAL CURRENT LIABILITIES                                                    4,144,678

SECURED CONVERTIBLE PROMISSORY NOTE - Less debt discount of $94,917                  405,083
                                                                                -------------
      TOTAL LIABILITIES                                                            4,549,761
                                                                                -------------
MINORITY INTEREST                                                                  4,348,061

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

STOCKHOLDERS' DEFICIENCY:
  Series A non-voting 3% Convertible Preferred stock - $.01 par value; 25,000 shares authorized; 21,481 issued and outstanding at March 31, 2003,
    liquidation preference of $2,148,100                                                 215
  Series B non-voting 5% Convertible Preferred stock -
    $.01 par value; 25,000 shares authorized;
    11,450 shares issued and outstanding at March 31, 2003,
    liquidation preference of $11,450,000                                                114
  Common stock - $0.00025 par value; 100,000,000 shares
    authorized; 98,455,773 shares issued and outstanding
    at March 31, 2003                                                                 24,616
  Additional paid-in capital                                                      73,215,507
  Unearned compensation                                                           (2,279,290)
  Accumulated deficit                                                            (68,216,911)
  Treasury stock, at cost; 3,531,976 shares at March 31, 2003                     (8,477,721)
                                                                                -------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                              (5,733,470)
                                                                                -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $  3,164,352
                                                                                =============

            See accompanying notes to condensed consolidated financial statements.

                                              2

                         EUROTECH, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                    For the Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                     2003               2002
                                                 -------------     -------------

REVENUES                                         $    322,612      $     55,585
                                                 -------------     -------------
COSTS AND EXPENSES:
  Cost of goods sold                                   85,798             5,807
  Research and development                             40,796           225,571
  Consulting fees                                      81,706           382,940
  Compensatory element of stock and options
     issuances for consulting fees                  1,515,564           444,634
  Other general and administrative expenses           810,655         1,094,165
  Depreciation and amortization                       169,962           541,768
                                                 -------------     -------------
    TOTAL COSTS AND EXPENSES                        2,704,481         2,694,885
                                                 -------------     -------------
OPERATING LOSS                                     (2,381,869)       (2,639,300)
                                                 -------------     -------------
OTHER EXPENSES (INCOME):
  Interest expense                                     36,322            34,529
  Interest income                                          --            (2,676)
  Debt conversion expense                                  --           390,000
  Other expense                                           403                --
  Loss on abandonment of assets                        21,112                --
  Minority interest in subsidiary                     337,520                --
                                                 -------------     -------------
    TOTAL OTHER EXPENSES                              395,357           421,853
                                                 -------------     -------------
NET LOSS                                         $ (2,777,226)     $ (3,061,153)

PREFERRED STOCK DIVIDENDS - NON CASH                  161,875                --
                                                 -------------     -------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS     $ (2,939,101)     $ (3,061,153)
                                                 =============     =============
BASIC AND DILUTED NET LOSS PER SHARE             $      (0.03)     $       (.05)
                                                 =============     =============
WEIGHTED AVERAGE COMMON SHARES USED IN
  BASIC AND DILUTED NET LOSS PER SHARE             94,495,893        64,143,859
                                                 =============     =============

     See accompanying notes to condensed consolidated financial statements.

                                    EUROTECH, LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                               FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                              (UNAUDITED)

                                                  Preferred Stock                  Common Stock
                                            ---------------------------     --------------------------
                                               Shares          Amount         Shares          Amount
                                            -----------     -----------     -----------    -----------
Balance - January 1, 2003                       36,450      $      364      91,723,891     $   22,933
Conversion of Series A Preferred
  Stock into common stock                       (3,519)            (35)        703,800            176
Issuance of common stock in connection
  with private placement                            --              --       5,500,000          1,375
Issuance of common stock for settlement
  of liabilities with related party                 --              --         528,082            132
Common stock of Markland issued to
  consultants and employees                         --              --              --             --
Value allocated to the beneficial
  Conversion feature of Markland
  Preferred Stock in February 2003                  --              --              --             --
Amortization of unearned compensation               --              --              --             --
Net loss                                            --              --              --             --
                                            -----------     -----------     -----------    -----------
Total                                           32,931      $      329      98,455,773     $   24,616
                                            ===========     ===========     ===========    ===========

Series A 3% Convertible Preferred Stock         21,481      $      215
Series B 5% Convertible Preferred Stock         11,450             114
                                            -----------     -----------
Balance - March 31, 2003                        32,931      $      329
                                            ===========     ===========

                See accompanying notes to condensed consolidated financial statements.

                                                  4

                                       EUROTECH, LTD. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                  FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                 (UNAUDITED)

                                                  Treasury Stock               Additional
                                          -------------------------------        Paid-in          Unearned
                                              Shares           Amount            Capital        Compensation
                                          -------------     -------------     -------------     -------------
Balance - January 1, 2003                   (3,531,976)     $ (8,477,721)     $ 69,087,322      $    (86,085)
Conversion of Series A Preferred
  Stock into common stock                           --                --              (141)               --
Issuance of common stock in
  connection with private placement                 --                --           273,625                --
Issuance of common stock for
  settlement of liabilities with
  related party                                     --                --            84,361                --
Common stock of Markland issued to
  consultants and employees                         --                --         3,708,769        (3,708,769)
Value allocated to the beneficial
  conversion feature of Markland
  Preferred Stock in February 2003                  --                --            61,571                --
Amortization of unearned compensation               --                --                --         1,515,564
Net loss                                            --                --                --                --
                                          -------------     -------------     -------------     -------------
Balance - March 31, 2003                    (3,531,976)     $ (8,477,721)     $ 73,215,507      $ (2,279,290)
                                          =============     =============     =============     =============

                    See accompanying notes to condensed consolidated financial statements.

                                                      5

                         EUROTECH, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Accumulated
                                                    Deficit            Total
                                                 -------------     -------------

Balance - January 1, 2003                        $(65,439,685)     $ (4,892,872)
Conversion of Series A Preferred Stock into
  common stock                                             --                --
Issuance of common stock in connection
  with private placement                                   --           275,000
Issuance of common stock for settlement
  of liabilities with related party                        --            84,493
Common stock of Markland issued to
  consultants and employees                                --                --
Value allocated to the beneficial conversion
  feature of Markland Preferred Stock in
  February 2003                                            --            61,571
Amortization of unearned compensation                      --         1,515,564
Net loss                                           (2,777,226)       (2,777,226)
                                                 -------------     -------------
Balance - March 31, 2003                         $(68,216,911)     $ (5,733,470)
                                                 =============     =============

     See accompanying notes to condensed consolidated financial statements.

                             EUROTECH, LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                              For the Three Months Ended
                                                                       March 31,
                                                            -----------------------------
                                                                2003             2002
                                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(2,777,226)     $(3,061,153)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                             169,962          541,768
      Compensatory element of stock issuances                 1,515,564          444,634
      Debt conversion expenses                                       --          390,000
      Loss on abandonment of fixed assets                        21,112               --
      Minority interest in subsidiary                           337,520               --

   Changes in Assets (Increase) Decrease:
     Accounts receivable                                       (158,287)         (53,850)
     Prepaid expenses and other current assets                  108,949          108,329
        Changes in Liabilities Increase (Decrease):
     Accounts payable and accrued liabilities                   156,601          353,595
                                                            ------------     ------------
   NET CASH USED IN OPERATING ACTIVITIES                       (625,805)      (1,276,677)
                                                            ------------     ------------
CASH USED IN INVESTING ACTIVITIES
  Payments on acquisition of intangible assets - Ergo          (112,220)              --
  Advances on purchase of ASI                                   (15,000)              --
                                                            ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                          (127,220)              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                    100,000               --
  Net proceeds from issuance of Series A 3% convertible
    preferred stock                                                  --        1,350,380
  Proceeds from the sale of Series C 5% convertible
    preferred stock of subsidiary                               170,000               --
  Proceeds from notes payable                                   170,000               --
  Repayment of notes payable                                    (11,500)              --
                                                            ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       428,500        1,350,380
                                                            ------------     ------------
(DECREASE) INCREASE IN CASH                                    (324,525)          73,703

CASH AND CASH EQUIVALENTS - BEGINNING                           386,835          465,346
                                                            ------------     ------------
CASH AND CASH EQUIVALENTS - ENDING                          $    62,310      $   539,049
                                                            ============     ============

          See accompanying notes to condensed consolidated financial statements.

                                            7

                         EUROTECH, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED) - CONTINUED

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

                                                      For the Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                          2003           2002
                                                      -----------    -----------
Cash paid during the year for:
  Interest                                            $    2,691     $       --
                                                      ===========    ===========
  Income taxes                                        $       --     $       --
                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF FINANCING INFORMATION:
-------------------------------------------------

Consulting, legal, financing costs, commissions and
  accrued expenses satisfied by issuance of common
  stock and stock options                             $   84,493     $  149,620
                                                      ===========    ===========
Dividends on preferred stock                           $  161,875     $       --
                                                      ===========    ===========
Payable on purchase of Ergo                           $  350,000     $       --
                                                      ===========    ===========
Conversion of convertible debentures, interest and
  penalties to common stock                           $       --     $3,574,419
                                                      ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                         EUROTECH, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

Eurotech, Ltd. and its subsidiaries (collectively, the "Company") is a technology transfer, holding, marketing and management company, formed to commercialize new or existing, but previously unrecognized technologies, with a particular current emphasis on technologies developed by prominent research institutes and individual researchers in the United States, former Soviet Union and in Israel, and to license those technologies for business and other commercial applications, principally in the United States, Western and Central Europe, Ukraine, and Russia. Since the Company's formation, it has acquired development and marketing rights to a number of technologies by purchase, assignments, and licensing arrangements. The Company's portfolio of technologically advanced products currently includes: (a) through its license to its subsidiary, HomeCom Communication, Inc., a Delaware corporation ("HomeCom"), proprietary materials created to specifically solve the serious problems of how nuclear and other hazardous wastes are cost effectively contained, (b) through its license to HomeCom, advanced performance materials for use in industrial products such as coatings and paints, (c) through its license to its subsidiary, Markland Technologies, Inc., a Florida corporation ("Markland"), acoustic core technologies, including nuclear remediation sites, marine dredging, oil exploration sites, illicit material detection, and (d) through its license to Markland, cryptographic systems for secure communications, all of which can be used in homeland and environmental security. The Company intends to commercialize its technologies using various financial and transactional vehicles such as technology transfers, licensing, joint ventures, strategic alliances, and distribution agreements. To date, the Company has not generated any substantial revenues from operations. As a result of the acquisition of Markland and Markland's acquisition of Ergo Systems, Inc., a Virginia corporation ("Ergo"), effective January 1, 2003, the Company is no longer classified as a development stage company.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for the three months ended March 31, 2003 and 2002, the Company incurred net losses of approximately $2,777,000 and $3,061,000, respectively, and as of March 31, 2003, had a working capital deficiency of approximately $3,798,000. The Company has limited finances and requires additional funding in order to accomplish its growth objectives and the marketing of its products and services. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to expand its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to obtain other debt and equity financing until profitable operations and positive cash flows are achieved and maintained.

The Company funded its operations during the three months ended March 31, 2003 through sales of its common stock and the sale of a subsidiary's common stock, resulting in approximate net proceeds of $275,000. In addition, the Company received proceeds of $170,000 from the issuance of notes payable. The Company is exploring other financing alternatives, including private placements, acquisitions through the Company's public consolidated subsidiary and other offerings.

The Company's ability to continue as a going concern is dependent upon obtaining additional financing. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America have been condensed or

                         EUROTECH, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION (Continued)

omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy
--------------------

The accompanying unaudited condensed consolidated financial statements include the accounts of Eurotech, Ltd. (a district of Columbia corporation) and its subsidiaries, Crypto.com, Inc. ("Crypto"), and commencing December 19, 2002, Markland and Markland's subsidiaries, Secured Technology, Inc. ("STI") and, since January 14, 2003, Ergo . All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The exchange has been accounted for as an asset transfer from the Company to its Markland subsidiary. At the date of the exchange, Markland had no revenue from continuing operations and the carrying value of its assets was $-0- and its liabilities approximated $1.8 million. In addition, at the date of the exchange, Markland had outstanding 5,225 shares of Preferred Stock with a liquidation preference of $5,225,000. The liquidation preference, less $1,306,250 attributed to the value of a beneficial conversion feature, was recorded at the date of the exchange as minority interest. The effect of the Markland exchange on the consolidated balance sheet was to increase minority interest by $3.9 million, increase liabilities by approximately $1.8 million and decrease additional paid-in capital by $5.7 million. The Company includes the results of operations of Markland from the exchange date, December 19, 2002. No proforma financial information has been provided due to the insignificant historical continuing operations of Markland prior to the acquisition.

                         EUROTECH, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Acquisition of Ergo Systems, Inc.
---------------------------------

On January 14, 2003, Markland completed the acquisition of Ergo from Ocean Data Equipment Corporation, a Delaware corporation ("ODEC"). The Company agreed to pay ODEC $400,000 in cash, payable without interest over a period of one year. This purchase price was later modified to require $50,000 due at closing, $150,000 due upon the completion of Phase I research efforts as they relate to the advancement of Acoustic Core technology in the inspection of cargo containers (of which $62,000 has been advanced to ODEC as of March 31, 2003), $100,000 due upon completion of Phase 2 research efforts as they relate to cargo inspection, and a final payment of $100,000 due upon completion of Phase 3 research efforts as they relate to cargo inspection.

The funds for this acquisition are expected to come from operating capital and future earnings. The purchase price was determined through arms-length negotiations, and was based on estimated future earnings from the contract.

Ergo's assets consist of a U.S. Government General Services Administration contract to provide border security logistic support and product development services to the United States Government and related unpatented technology. The Company will continue to provide these support services to five US Border ports of entry in the states of California, Texas, Michigan and New York. The government contract is renewable annually, unless cancelled by either party.

The purchase price of $400,000 was allocated entirely to this contract. The contract is being amortized over a three-year period commencing with the date of the acquisition, January 14, 2003. Amortization expense related to the contract for the period ended March 31, 2003 was $33,334. No proforma financials have been included as separate financial information for this business is not available at this time.

Equity Method of Accounting for Unconsolidated Foreign Affiliates
-----------------------------------------------------------------

Investment in companies in which the Company has a 20% to 50% interest and has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. In addition, investments in Israeli-based technology companies, in which the Company has a 52% to 57% interest in, have been accounted for under the equity method because the Company does not have sufficient control in order to consolidate such entities, including, among other things, no control over management, board of directors and financial decisions. However, as of March 31, 2003, such investees do not have any revenue nor any significant assets and liabilities.

At March 31, 2003, investments in companies accounted for under the equity method consist of the following foreign companies, which are located in Israel:

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

                         EUROTECH, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123" ("SFAS 148"). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The Company has adopted the increased disclosure requirements of SFAS 148 since December 2002. The Company will continue to use the intrinsic value method of accounting for stock-based employee compensation.

                         EUROTECH, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The additional disclosures required by SFAS 148 are as follows:

                                                                            At March 31,
                                                                   -----------------------------
                                                                       2003             2002
                                                                   -------------    ------------
     Net loss attributable to common stockholders, as reported     $ (2,939,101)    $(3,061,153)
     Add:  Stock-based employee compensation expense included
             in reported net loss applicable to common
             stockholders                                                    --              --
     Less: Total stock-based employee compensation
              expense determined under the fair value-based
              method of all awards                                           --              --
                                                                   -------------    ------------
     Proforma Net Loss Applicable to Common Stockholders           $ (2,939,101)    $(3,061,153)
                                                                   =============    ============
     Net Loss Applicable to Common Stockholders Per Basic and
       Dilutive Shares:
         As reported                                               $       0.03     $      0.05
                                                                   =============    ============
         Proforma                                                  $       0.03     $      0.05
                                                                   =============    ============

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

Impact of Recently Issued Accounting Standards
----------------------------------------------

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as

                         EUROTECH, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

an extraordinary item. The adoptions of SFAS 145 did not have a significant impact to the condensed consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. These costs include lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoptions of SFAS 146 did not have a significant impact to the condensed consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that related to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003.

                         EUROTECH, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------------------

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Adoption for the disclosures requirements is effective for interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact to the condensed consolidated financial statements.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
                                                                      Life
                                                                   ---------
               Machinery and equipment                 $248,151     5 years
               Less:  Accumulated depreciation          141,513
                                                       ---------
                                                       $106,638
                                                       =========

Depreciation expense for the three months ended March 31, 2003 and 2002 amounted to $11,189 and $13,946, respectively.

NOTE 4 - PATENT COSTS

Patent costs consisted of the following:
                                                                      Life
                                                                   ---------
               Cost of patents                         $ 29,801     17 years
               Less:  Accumulated amortization           10,925
                                                       ---------
                                                       $ 18,876
                                                       =========

                         EUROTECH, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - PATENT COSTS (Continued)

Patent costs capitalized represent legal and other costs related to filing of patent applications in various countries.

Amortization expense for the three ended March 31, 2003 and 2002 is $438 and $438, respectively.

NOTE 5 - NOTES PAYABLE

Related Parties
---------------

On December 23, 2001, the Company converted accrued salaries and accrued consulting fees into five promissory notes with three employees and two consultants, totaling $212,187. The Company agreed to pay the principal and the interest at a rate per annum equal to 3.23% on February 1, 2003. On December 28, 2001, the Company issued 29,291 shares of its common stock valued at $.345 per share to one of the consultants for the payment of one note. As of March 31, 2003, the remaining principal balance was $175,783.

On August 1, 2002, the Company converted accrued salaries into two promissory notes, with two Israeli employees, totaling $164,000. The Company agreed to pay the principal and the interest at a rate per annum equal to 5% on August 1, 2003. The balance as of March 31, 2003 was $164,000.

On November 1, 2002, the Company converted accrued salaries into two promissory notes, with two Israeli employees, totaling $96,000. The Company agreed to pay the principal and the interest at a rate per annum equal to 5% on November 1, 2003. The principal balance as of March 31, 2003 was $96,000.

On December 4, 2002, Markland entered into a note payable agreement with Market LLC for the principal amount of $11,500. Principal, together with interest, which accrues at the rate of 10% per annum, are both due upon demand. This note was paid-off in full on March 6, 2003.

Secured Convertible Promissory Note
-----------------------------------

On December 10, 2002, Markland entered into a Restated and Amended Secured Convertible Revolving Credit Note Agreement for $500,000. Interest under this note accrues at the annual interest rate of 6% per annum, calculated on the basis of a 360-day year and actual number of days elapsed. The principal and accrued interest under this note is due on June 30, 2004, however, may be prepaid by the Company at any time without penalty. As of December 31, 2002, approximately $2,000 of interest has been accrued on this note and is included in accrued expenses on the consolidated balance sheet.

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

                         EUROTECH, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - NOTES PAYABLE (Continued)

Secured Convertible Promissory Note (Continued)
-----------------------------------------------

On January 22, 2003, the Company entered into a note payable agreement with Woodward LLC, which allows the Company to borrow up to $200,000. On January 22, 2003 the Company borrowed the principle amount of $125,000. Principal together with interest, which accrues at the rate of 10% per annum, are both due upon demand. As of March 31, 2003, accrued interest under this note was approximately $2,330.

On March 10, 2003, based upon the above agreement with Woodward LLC, the Company entered into an additional promissory note payable in the amount of $45,000. Principal, together with interest, which accrues at the rate of 10% per annum, are both due upon demand. As of March 31, 2003, accrued interest under this note was approximately $260.

NOTE 6 - ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities at March 31, 2003 consist of the following:

               Liabilities from discontinued former
                 Subsidiary of Markland (a)                      $1,298,711
               Interest                                              14,514
               Insurance                                             57,291
               Professional fees                                    939,867
               Rent                                                  79,415
               Consulting fees                                      292,505
               Deferred compensation and board fees (b)             163,246
               Other                                                405,566
                                                                 -----------
                                                                 $3,251,115
                                                                 ===========

               (a) Represents liabilities related to two former subsidiaries of Markland, CWTel and Quest Net Corp. The Company is currently determining which of the liabilities were discharged in the CWTel bankruptcy. Any adjustments as a result of this review will be credited to paid-in capital.

               (b) At March 31, 2003, three employees of the Company agreed to defer a certain percentage of their salaries, totaling $112,946. At March 31, 2003, six board members of the Company agreed to defer their board fees totaling $50,300.

                         EUROTECH, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - EXCHANGE AGREEMENTS

Exchange Agreement - Markland (December 19, 2002)
-------------------------------------------------

On December 19, 2002, in connection with the Exchange Agreement dated as of December 9, 2002, by and among the Company, Markland, Crypto, STI, ipPartners, Inc., Market LLC and James LLC (the "Exchange"), the Company agreed to license and transfer certain intellectual property to a newly-formed subsidiary of Markland, STI, in exchange for 239,927,344 shares of Markland's newly issued common stock (the "Exchange Shares"). The Exchange Shares, on December 9, 2002, constituted 80% of Markland's outstanding common stock making Markland a majority-owned subsidiary of Eurotech. In addition, as part of the agreement, ipPartners was issued 29,990,917 shares of Markland's common stock, valued at $300,000, in exchange for their forgiveness and discharge of certain obligations owed to ipPartners with respect to the property transferred to STI.

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

Exchange Agreement - Markland (March 27, 2003)
----------------------------------------------

On March 27, 2003, the Company entered into an exchange agreement with Markland. As an owner of 239,927,344 restricted shares of Markland's common stock, the Company agreed to exchange 100 million shares of Markland's common stock for 16,000 shares of Series D Convertible Preferred stock of Markland having a liquidation value of $16 million. This transaction closed in May 2003.

The preferred stock is convertible into shares of Markland's common stock at a variable percentage of the then current market price, subject to certain adjustments. If the market price of Markland common stock is less than, or equal to $0.05, it is convertible at 80% of the market price. If the market price is greater than $0.05, but less than or equal to $0.10, at 75% of the market value. If the market price is greater than $0.10, but less than or equal to $0.15, at 70% of the market price, and if the market price is greater than $0.15, at 65% of the market price.

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

                         EUROTECH, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - EXCHANGE AGREEMENTS (Continued)

Exchange Agreements - Woodward, LLC
-----------------------------------

On March 27, 2003, the Company entered into an exchange agreement with Woodward LLC. The Company agreed to cancel the obligation to issue Woodward LLC 10 million shares of the Company's common stock due to the price reset, and in exchange for $1.069 million worth of HomeCom Series G Preferred stock. In addition, in a separate agreement, the Company agreed to retire all shares of its outstanding Series A 3% Convertible Preferred stock held by Woodward LLC and the rights of Woodward LLC to receive shares of the Company's Series B 5% Convertible Preferred stock in exchange for 16,000 shares of Series D Convertible Preferred stock of Markland. This transaction closed in May 2003. In connection with such closing, Woodward terminated its security interest in the shares of Markland owned by the Company, which security interest had been granted in December 2002.

Exchange Agreement - HomeCom
----------------------------

On March 27, 2003, the Company entered into a license and exchange agreement with HomeCom. As part of the agreement, HomeCom agreed to issue 11,250 shares of Series F Convertible Preferred stock of HomeCom, $.01 par value per share, which will represent, upon conversion, 75% of the issued and outstanding shares of HomeCom stock, par value $.001 per share, subject to dilution related to common stock issuable upon conversion of HomeCom's outstanding Series B-E Convertible Preferred stock and warrants or options, and the Series G Convertible Preferred stock of HomeCom convertible into common stock. The Company agreed to license the rights it owns to the EKOR, HNIPU and Electro Magnetic Radiography (EMR) technologies to HomeCom. The Company and HomeCom plan to file a proxy to authorize the issuance of the additional shares. Upon the closing of the sale of the HomeCom's existing web hosting business (which also requires stockholder approval), the Company will have rights to majority control of the HomeCom Board of Directors and responsibility for the assignment of any new executive management positions in HomeCom. The above transactions closed in May 2003, at which time a definitive license agreement was entered into between the Company and HomeCom.

Intellectual Property Sales Agreement
-------------------------------------

On March 5, 2003, the Company acquired from Polymate, Ltd. the remaining 1% ownership in the following technologies acquired or developed by Polymate, Ltd.
- HNIPU, Firesel, RAD-Y, Rubcon, Electronic Glues, Liquid Ebonite Materials ("LEM"), Kauton and Hypocorr. As part of the above March 27, 2003 license and exchange agreement with HomeCom, Polymate, Ltd. will receive 1,500 shares of HomeCom Series F Convertible Preferred stock for the relinquishment of its rights to the above technologies. This transaction closed in May 2003.

NOTE 8 - STOCKHOLDERS' DEFICIENCY

On February 1, 2002, the Company amended its Articles of Incorporation to designate 25,000 of its 5,000,000 authorized preferred stock as a "Series A 3% Convertible Preferred Stock," par value $.01 per share, with a liquidation preference of $100 per share. In February 2002, the Company entered into a securities purchase agreement with Woodward LLC to purchase 25,000 shares of Series A 3%

                         EUROTECH, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - STOCKHOLDERS' DEFICIENCY (Continued)

Convertible Preferred Stock for $2,500,000. Through December 31, 2002, the Company received, from the sale of such Preferred Stock, $2,500,000, less commissions and expenses of $149,620.

The holder (Woodward LLC) of the Series A 3% Convertible Preferred Stock is entitled to receive dividends at a rate of three percent per annum of the liquidation preference of $100 per share, which is fully cumulative. The dividends on the Series A 3% Convertible Preferred stock accrue from the date of issuance of each share and are payable semi-annually on June 30 and December 30 of each year, commencing on June 30, 2002. The dividends on the Series A 3% Preferred Stock are payable only when, as and if, declared by the Board of Directors out of funds legally available.

At March 31, 2003, cumulative dividends in arrears on the Series A 3% Convertible Preferred Stock was $76,450.

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

On March 27, 2003, in connection with an exchange agreement, the Company agreed to retire all shares of its outstanding Series A 3% Convertible Preferred Stock (see Note 7).

Series B 5% Convertible Preferred Stock
---------------------------------------

On October 8, 2002, the Company amended its Articles of Incorporation to designate 25,000 of its 5,000,000 authorized preferred stock as a "Series B 5% Convertible Preferred stock", par value $.01 per share, with a liquidation preference of $1,000 per share.

                         EUROTECH, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - STOCKHOLDERS' DEFICIENCY (Continued)

Series B 5% Convertible Preferred Stock (Continued)
---------------------------------------------------

The holder of the Series B 5% Convertible Preferred stock is entitled to receive dividends at a rate of five percent per annum of the liquidation preference of $1,000 per share, which is fully cumulative. The dividends on the Series B 5% Convertible Preferred stock accrue from the date of issuance of each share and are payable annually.

As discussed above, on September 30, 2002, the Company agreed to issue to Woodward LLC 17,000 shares (reduced by 5,725 shares) of its Series B 5% Convertible Preferred stock in exchange for the cancellation of all repricing rights with respect to the Series A 3% Convertible Preferred Stock. In addition, during the year ended December 31, 2002, Woodward LLC purchased 175 shares of Series B 5% Convertible Preferred stock for $175,000.

At March 31, 2003, cumulative dividends on the Series B 5% Convertible Preferred stock was $291,404.

At the option of the Company, each share of the Series B Preferred stock is redeemable by the Company for $1,000. The Series B Preferred stock was convertible by the holder at various prices as defined in the agreement. However, on March 27, 2003, in connection with an exchange agreement with Woodward LLC, the Company agreed to retire the rights of Woodward LLC to receive shares of the Company's Series B 5% Convertible Preferred stock (see Note 7).

New Equity Line
---------------

On March 27, 2003 Markland Technologies, Inc. entered into a Private Equity Credit Agreement with Market LLC ("Market"). Markland agreed to issue and sell to Market LLC up to $10,000,000 dollars worth of its common stock over the next three years. Prior to any sales, the Company is required to file a registration statement with the Securities and Exchange Commission, relating to the shares to be issued, and to have such registration statement declared effective.

After the registration statement is declared effective, Markland will be able to put shares to Market according to the terms outlined in the agreement. The minimum put amount is $1,000,000 dollars over the life of the agreement and $25,000 per put. Failure to satisfy the minimum put requirement over the life of the Private Equity Credit Agreement will result in a charge to Markland.

Shares will be issued to Market, in connection with each put, at 92% of the average of the closing bid prices for the lowest (3) three (not necessarily consecutive) trading days during the (10) trading day period immediately following the put date. Under certain conditions, the Company will be required to issue additional shares and/or accrue financial penalties.

Common Stock Transactions
-------------------------

During January 2003, the Company entered into private placements with four individuals and sold 5,500,000 shares of the Company's common stock for a price of $.05 per share, totaling $275,000 of which $175,000 was received in December 2002.

                         EUROTECH, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - STOCKHOLDERS' DEFICIENCY (Continued)

Common Stock Transactions (Continued)
-------------------------------------

On January 16, 2003, Woodward LLC converted 3,519 shares of Series A 3% Convertible Preferred stock with a liquidation preference of $351,900 into 703,800 shares of common stock at a conversion price of $.50 per share.

On February 24, 2003, the Company entered into a creditor settlement agreement with Verdi Consultants, Inc. The Company agreed to issue 528,082 restricted shares of the Company's common stock in satisfaction of $84,493 owed by the Company to Verdi Consultants, Inc. At the date of issuance, the stock was valued using the average price for the five business days prior to the settlement agreement.

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

As of the date of issuance in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company calculated that as of the date of issuance there was a beneficial conversion feature in the amount of $1,306,250. In accordance, with the EITF, Markland has recorded a deemed dividend of $65,018, in the quarter ended March 31, 2003, relating to the accretion of the beneficial conversion feature of the Series C Preferred Stock, which was included in minority expense. The deemed dividend increases the loss attributable to common stockholders in the calculation of basic and diluted net loss per common share and is included in stockholders' deficiency as a charge to accumulated deficit and a credit to additional paid-in capital. As the Series C Preferred Stock is convertible in stages over a period of 16 months, Markland will record the accrual of the deemed dividend of the beneficial conversion feature over this same period.

                         EUROTECH, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - STOCKHOLDERS' DEFICIENCY (Continued)

Minority Interest in Subsidiary (Continued)
-------------------------------------------

In addition, Markland has determined that the maximum potential exposure under the beneficial conversion feature using the assumption that the fair market value of the Markland common stock is $.15 at the date of conversion and, accordingly, a conversion price at 65% of market value should be used, amounts to approximately $2,800,000.

For the quarter ended March 31, 2003, dividends of approximately $161,875 were accrued for the preferred stock and were included in minority interest expense.

The holders are not subject to any limitations on the number of conversions of Series C Preferred Stock or subsequent sales of the corresponding Markland common stock that they can effect, other than a prohibition on any holder having a beneficial ownership of more than 9.999% of the outstanding shares of Markland's common stock.

Warrants
--------

In March 2003, in order to assist the Company to raise additional working capital, the Company entered into warrant cancellation agreements with three individuals canceling 525,000 warrants with exercise prices ranging from $1.00 to $3.00. The Company agreed to issue those warrants back to the three individuals once the filing of all necessary amendments to the Articles of Incorporation of the Company to authorize an increase in the number of authorized shares of common stock to at least 200,000,000 shares.

At March 31, 2003, the Company had outstanding warrants to purchase 2,706,333 shares of the Company's common stock at prices ranging from $0.34 to $5.00 per share.

The following table summarizes the common stock warrants transactions during the three months ended March 31, 2003:

                                                      Number of
                                                       Warrants      Exercise Prices     Expiration Date
                                                     ------------    ---------------     ---------------
Balance outstanding at December 31, 2002              3,231,333
  Granted                                                     -                    -
  Exercised                                                   -                    -
  Cancelled                                            (525,000)     $ 1.00 - $ 3.00          11/06
                                                     -----------
Balance outstanding at March 31, 2003                 2,706,333
                                                     ===========

                         EUROTECH, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - STOCKHOLDERS' DEFICIENCY (Continued)

Options
-------

In March 2003, in order to assist the Company to raise additional working capital, the Company entered into option cancellation agreements with three individuals canceling 1,075,000 options with exercise prices ranging from $.50 to $.71. The Company agreed to issue those warrants back to the three individuals once the filing of all necessary amendments to the Articles of Incorporation of the Company to authorize an increase in the number of authorized shares of common stock to at least 200,000,000 shares.

                                                                                               Weighted
                                                             Weighted         Outside the      Average
                                      Under the Plans        Average             Plans         Exercise
                                       Stock Options      Exercise Price     Stock Options      Price
                                      ---------------     --------------     -------------     --------
Balance at December 31, 2002              1,062,500           $ 1.65            2,844,000        $ .75
  Granted                                         -                -
  Exercised                                       -                -
  Cancelled                                (450,000)            (.71)            (625,000)        (.50)
                                          ----------          -------           ----------       ------
Balance at March 31, 2003                   612,500           $ 2.34            2,219,000        $ .82
                                          ==========          =======           ==========       ======

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

         Common shares potentially issuable in connection
         with conversion of the Series A and B preferred stock          (A)

         Options to purchase common stock                            2,831,500

         Warrants to purchase common stock                           2,706,333

         Repricing rights provisions under common stock sales        10,000,000
                                                                    ------------
                                                                     15,537,833
                                                                    ============

         (A) The potential dilution of the Series A and Series B Convertible Preferred stock as of March 31, 2003 is not reflected above as a result of a March 27, 2003 agreement under which, all Series A and Series B Convertible Preferred shares are to be retired in May 2003 (See Note 7).

                         EUROTECH, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

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

The landlord, SMII Fairfax, LLC, as of December 31, 2002, claims that the Company owes back rent of $59,562, which has been accrued by the Company. On February 14, 2003, the landlord filed suit in the Fairfax County General District Court alleging breach of contract for unlawful detainer. Without admitting or denying liability, the Company is currently negotiating with the landlord and expects a settlement in the near future.

New Compensation Agreements
---------------------------

On March 28, 2003, the Company entered into a two-year employment agreement with Carey Naddell. Under the terms of the agreement, Mr. Naddell shall be the Company's Chief Operating Officer during the period, which will be completed within three months. After that, he will assume the office of the President and Chief Executive Officer and any additional duties assigned by the Board of Directors. The Company agreed to pay a salary of $10,000 per month and 1,000,000 shares of the Company's common stock.

Effective January of 2003, Markland entered into four one-year compensation agreements with two officers and two consultants to the Company, which provide for aggregate yearly remuneration of $570,000.

In addition, these agreements provide for the issuance of 6.01% of Markland's outstanding common stock in three installments, 50% of the shares will be issued on or about March 21, 2003, 25% of the shares on or about July 1, 2003 and 25% of the shares on or about October 1, 2003. If necessary, an additional issuance will occur on December 31, 2003, so that the total amount of shares issued up to December 31, 2003 will equal 6.01% of the outstanding common stock as of December 31, 2003. Based 310 million common shares outstanding, a total of approximately 19,000,000 shares of Markland's common stock would be issuable under these compensation agreements, of which 9,345,225 were issued during the quarter ended March 31, 2003. The amount charged to operations related to these agreements for the three months ended March 31, 2003 was $1,401,784.

During the months of February and March 2003, Markland entered into four new one-year consulting agreements, which provide for aggregate monthly remuneration of $3,000. In connection with those agreements, Markland issued 3,800,000 shares of its restricted common stock. The shares were valued at $890,000, of which $67,083 was charged to operations as of March 31, 2003.

                         EUROTECH, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Agreement to Acquire ASI Technology Corporation Assets
------------------------------------------------------

On March 19, 2003, Markland and ASI Technology Corporation, a Nevada corporation, ("ASI") entered into a Technology Purchase Agreement (the "Agreement"). Under the Agreement, ASI agreed to sell and the Company agreed to purchase certain assets relating to ASI's gas plasma antenna technology, including patents, patent applications, equipment, government contract rights and other intellectual property rights. The closing of the transaction will occur on the earlier of the date the last of the government contracts are assigned to Markland or ninety days after the date of the Agreement (June 17, 2003). ASI will be responsible for the performance of its obligations under the contracts until they are assigned to the Company and will pay the Company all of its revenues from the contracts billed for periods after April 1, 2003. Markland has agreed to use its best efforts to manage and administer the contracts during this period prior to closing and to pay ASI a fee of $2,500 per month for administrative support.

In consideration, Markland agreed to pay ASI $1,150,000 dollars. $150,000 in cash, $10,000 of which was paid on execution of the Agreement and $10,000 of which is payable every thirty days following the date of execution of the Agreement until the closing, at which time the remaining balance is due and payable. In addition to the cash payment, the Company is required to issue to ASI, on closing, $1,000,000 dollars worth of the Company's common stock at the then current market price. In the event that the Company fails to register such stock on behalf of ASI, the Company will have to issue an additional $150,000 of stock to ASI.

In connection with the Agreement, ASI and Markland entered into a registration rights agreement entitling ASI to include its shares of Markland's common stock in future registration statements filed by Markland under the Securities Act of 1933 in connection with public offerings of Markland's common stock.

Also in connection with the Agreement, ASI and Markland entered into a sublicense agreement pursuant to which ASI has sublicensed to Markland the right to develop and sell products to certain government, military and homeland security customers in the United States and Canada using Markland's plasma sterilization and decontamination technology.

The closing of the sale of the plasma antenna technology is subject to a number of conditions and the Agreement may be terminated prior to closing under certain circumstances.

As of March 31, 2003, Markland paid an advance of $15,000 with respect to above purchase agreement.

Risk of Environmental Liability; Present Lack of Environmental Liability Self Insurance
-----------------------------------------------------------------------------

The Company's radioactive contaminant technology is subject to numerous national and local laws and regulations relating to the storage, handling, emission, transportation and discharge of such materials, and the use of specialized technical equipment in the processing of such materials. There is always the risk that such materials might be mishandled, or that there might be equipment or technology failures, which could result in significant claims for personal injury, property damage, and clean-up or remediation. Any such claims against the Company could have a material adverse effect on the Company. The Company does not presently carry any environmental liability insurance, and may be required to obtain such

                         EUROTECH, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Risk of Environmental Liability; Present Lack of Environmental Liability Self Insurance (Continued)
-----------------------------------------------------------------------------

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

NOTE 10 - SUBSEQUENT EVENTS

On May 12, 2003, HomeCom Communications, Inc. ("HomeCom") entered into a Private Equity Credit Agreement ("HomeCom Equity Agreement") with Market LLP ("Investor"). Pursuant to the HomeCom Equity Agreement, and upon the terms and subject to condition contained therein, HomeCom has agreed to issue and sell to Investor up to $10,000,000 of the common stock of HomeCom, $.0001 par value per share (the "Common Stock").

On April 30, 2003, HomeCom issued a secured promissory note ("Note") due September 30, 2003 to Macnab LLC (the "Holder"). As per the Note, HomeCom promises to pay the Holder for value received the principal sum of $150,000, plus interest of 10% per annum on or before September 30, 2003 (the "Maturity Date"). HomeCom shall pay the principal amount of the Note, plus interest, at the earlier of the Maturity Date upon the occurrence of an event of default defined in the Note. This Note is collateralized by all of HomeCom's assets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

OVERVIEW

We are a technology transfer, holding, marketing, and management company engaged in the business of acquiring, developing, and marketing emerging chemical and electronic technologies designed to create products for use in the environmental and security sectors. We manage engineering and scientific development programs designed to identify products and processes that have differentiated characteristics with possibly reduced manufacturing and/or use risks. Our portfolio of technologies and potential products include: (a) through our HomeCom subsidiary (i) proprietary materials created to specifically solve the problems of how nuclear and other hazardous wastes are cost effectively contained, and (ii) advanced performance materials for use in industrial products such as coatings and paints, and (b) through our Markland subsidiary, automatic detection of explosives and illicit materials for use in homeland security. We are seeking to commercialize our technologies using various financial and transactional vehicles including: technology transfer, licensing, joint venture, and distribution agreements.

Our business is divided into three divisions: (i) Nuclear & Environmental Technology Solutions, (ii) Security & Safeguards (which is currently conducted through our Markland subsidiary) and (iii) Advanced Performance Materials.

Our nuclear and environmental technologies consist of a family of silicon-based geopolymers known as EKOR(TM), a fire-resistant surface fixative known as Rad-X and a set of remote sensing technologies (known as Electromagnetic Radiography, or EMR, and Acoustic Core, or AC) for subsurface investigation. All three technologies are aimed at initial opportunities for sale or licensing within key U.S. Department of Energy, or DOE, geographic areas and overseas in the United Kingdom, Germany and Russia. During 2002, we completed several demonstration contracts for EKOR(TM) In December, 2002, we agreed to license the rights that we own to the AC technology to Markland. In March, 2003, we entered into an agreement to license the rights that we own to certain of these technologies of HomeCom. We entered into such agreement with HomeCom in May 2003 See "Business -- Recent Events" below.

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

We were incorporated under the laws of the District of Columbia on May 26, 1995. Our executive office is located at 8665 Sudley Road, #608, Manassas, Virginia 20110 and our telephone number is (703) 753-9149. Each of our operational divisions (some conducted through subsidiaries) are described in the following sections. In this Report, the terms "Company," "we," "us," "our" and similar terms refer to Eurotech, Ltd., a District of Columbia corporation.

OUR RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2002

For the three months ended March 31, 2003 and the three months ended March 31, 2002, we incurred operating losses of $2,381,869 and $2,639,300 respectively. The decreased losses result principally from decreased expenses incurred in the acquisition and development of our technologies, consulting costs, general and administrative expenses without an offsetting increase in revenues.

For the three months ended March 31, 2003, we recognized $322,612 in revenue from operations relating to the Markland acquisition of Ergo. For the three months ended March 31, 2002, we recognized $55,585 in revenue.

Research and development expenses decreased by $184,775 to $40,796 for the three months ended March 31, 2003 from $225,571 for the three months ended March 31, 2002. During the first three months in 2003, we spent $40,676 to develop technologies. We continued to fund the commercialization of EKORTM, including variants and product improvements being further developed, in Russia, by scientists and researchers at Kurchatov Institute and members of Euro-Asian Physical Society (EAPS).

Consulting expenses increased by $769,696 to $1,597,270 for the three months ended March 31, 2003 from $827,574 for the three months ended March 31, 2002, which includes $1,515,564 for the three months ended March 31, 2003 and $444,634 for the three months ended March 31, 2002 of compensatory element of stock issuances pursuant to consulting and other agreements. The increase in consulting expense resulted principally from a increase in the number of consultants the Company paid with warrants and/options working in our business development area.

Other general and administrative expenses decreased by $283,510 to $810,655 for the three months ended March 31, 2003 from $1,094,165 for the three months ended March 31, 2002. The decrease is attributable principally to decreases in expenses associated with office rent, legal expenses, and employee benefits.

Depreciation and amortization decreased by $371,806 to $169,962 for the three months ended March 31, 2003 from $541,768 for the three months ended March 31, 2002. The decrease is attributable to EKOR(TM)'s impairment during December 2002.

Other expenses/other income decreased by $26,496 to $395,357 for the three months ended March 31, 2003 from $421,853 for the three months ended March 31, 2002. Such amounts are insignificant to total operating results.

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF WORKING CAPITAL AND STOCKHOLDERS' DEFICIENCY

As of March 31, 2003, we had working capital deficiency of $3,797,617 and Shareholders' Deficiency of $5,733,470 compared to March 31, 2002 in which the Company had a working capital deficiency of approximately $3,159,106 and Stockholders' Deficiency of $4,892,872.

LIQUIDITY

Since we have yet to generate significant revenues from our various business activities, we are dependent on financing our operating expenses from issuances of equity or debt securities. As of July 3, 2003, we had approximately $14,000 in cash and cash equivalents. The Restructuring Agreements with Woodward allows for a potential funding source for up to an additional $1,300,000 on a basis going forward.

During the first quarter 2003, we sold 5,500,000 units to four accredited investors at $0.05 per share. We raised $275,000 from the sale of these units, which $175,000 was received in the 4th quarter of 2002.

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

ITEM 3.  CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosures.

The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                       NOTE ON FORWARD-LOOKING STATEMENTS

The information set forth in this Report on Form 10-QSB under the Sections "Management's Discussion and Analysis or Plan of Operation", "Management's plans regarding liquidity and capital resources" and elsewhere relate to future events and expectations and as such constitute "Forward-Looking Statement" within the meaning of the Private Securities Litigation Act of 1995. The words "believes," "anticipates," "plans," "expects," and similar expressions in this report are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed from time to time in the Company's filings with the Securities and Exchange Commission. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On February 14, 2003, SMII Fairfax, LLC, the landlord of the Company's corporate headquarters located at 10306 Eaton Place, Fairfax, Virginia, filed suit in the Fairfax County General District Court alleging breach of contract for unlawful detainer. Without admitting or denying liability, the Company has CONSENTED TO JUDGMENT AND IS EXPECTING A COURT RULING; in connection therewith, the Company has vacated such premises. While the Company looks for permanent space, the Company has established a mail stop located at 8665 Sudley Road, #608, Manassas, Virginia 20110.

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

The Company may, from time to time, be involved in actual or potential legal proceedings that the Company considers to be in the normal course of business. The Company does not believe that any of these proceedings will have a material adverse effect on its business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  Exhibit
                  Index
                  Number            Description
                  ------            -----------

                  10.31.5 License Agreement, dated May 22, 2003, between Eurotech, Ltd. and HomeCom Communications, Inc.

                  10.31.6 First Amendment to Exchange Agreement, dated May 22, 2003, between Eurotech, Ltd. and Woodward, LLC

                  10.31.7 Termination of Pledge and Security Agreement, dated May 22, 2003, between Eurotech, Ltd., Woodward, LLC and Krieger & Prager LLP.

                  99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002(*)

                  99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002(*)

* A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

         (b)      Reports on Form 8-K

                  On April 7, 2003, the Company filed a report on Form 8-K regarding the execution of a definitive agreement with HomeCom Communications, Inc. and related matters.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EUROTECH, LTD.

Date:  July 10, 2003                 By: /s/ Carey Naddell
                                         -------------------------------------
                                         Carey Naddell, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

Date:  July 10, 2003                 By: /s/ Randolph A. Graves
                                         -------------------------------------
                                         Randolph A. Graves, Vice President,
                                         Secretary and Chief Financial Officer
                                         (Principal Financial Officer)

                                  CERTIFICATION

I, Carey Naddell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Eurotech, Ltd.;

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

4. The Registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation
                  Date); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 10, 2003

/s/ Carey Naddell
-------------------------------------
Carey Naddell
President and Chief Executive Officer

                                  CERTIFICATION

I, Randolph A. Graves, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Eurotech, Ltd.;

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

4. The Registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation
                  Date); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 10, 2003

/s/ Randolph A. Graves
-----------------------------------------------------
Randolph A. Graves
Vice President, Secretary and Chief Financial Officer